Form 10-Q
period 2019-03-31
Pioneer Bancorp, Inc./MD
filed 2019-06-21
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

PIONEER BANCORP, INC.

(Exact Name of Company as Specified in its Charter)

Maryland	333-230208	83-4274253
(State of Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

652 Albany Shaker Road, Albany, New York 12211

(Address of Principal Executive Office) (Zip Code)

(518) 730‑3999

(Issuer’s Telephone Number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐         NO   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒        NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  YES ☐      NO   ☒

As of June 20, 2019, there were no shares issued and outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

EXPLANATORY NOTE

Pioneer Bancorp, Inc. (the “Company”) has been formed to serve as the mid-tier stock holding company for Pioneer Bank upon the completion of the mutual holding company reorganization of Pioneer Savings Bank  (the “Bank”).  As of March 31, 2019, the reorganization had not been completed.  As of March 31, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited consolidated financial statements and the other financial information contained in this quarterly report on Form 10‑Q relate solely to the Bank and its subsidiaries.

The unaudited consolidated financial statements and other financial information contained in this quarterly report on Form 10‑Q should be read in conjunction with the audited consolidated financial statements of the Bank as of and for the years ended June 30, 2018 and 2017 contained in the Company’s  final prospectus dated May 14, 2019 (the “Prospectus”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2019.

i

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands)

	March 31,	June 30,
	2019	2018

Assets
Cash and due from banks	$38,342	$23,187
Federal funds sold	4,437	8,869
Interest-bearing deposits with banks	114,007	88,224
Cash and cash equivalents	156,786	120,280

Securities available for sale, at fair value	94,163	88,063
Securities held to maturity (fair value of $4,139 at March 31, 2019; and $5,326 at June 30, 2018)	4,123	5,297
Federal Home Loan Bank of New York stock	883	883
Net loans receivable	1,040,647	985,902
Accrued interest receivable	4,276	3,854
Premises and equipment, net	41,835	42,902
Bank-owned life insurance	17,810	17,715
Goodwill	7,292	7,292
Other intangible assets, net	2,618	2,874
Other assets	15,109	9,066
Total assets	$1,385,542	$1,284,128

Liabilities and Net Worth
Liabilities:
Deposits:
Non-interest bearing deposits	$380,151	$345,048
Interest bearing deposits	863,690	805,214
Total deposits	1,243,841	1,150,262
Mortgagors’ escrow deposits	3,481	5,382
Other liabilities	6,457	10,421
Total liabilities	1,253,779	1,166,065

Net worth:
Surplus	10,658	10,658
Undivided profits	130,416	116,394
Accumulated other comprehensive loss	(9,311)	(8,989)
Total net worth	131,763	118,063
Total liabilities and net worth	$1,385,542	$1,284,128

See accompanying notes to unaudited consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Interest and dividend income:
Loans	$12,438	$11,046	$36,899	$32,197
Securities	649	352	1,918	926
Interest-bearing deposits with banks and other	512	445	1,115	1,003
Total interest and dividend income	13,599	11,843	39,932	34,126

Interest expense:
Deposits	1,095	793	3,042	2,273
Borrowings and other	44	1	151	2
Total interest expense	1,139	794	3,193	2,275
Net interest income	12,460	11,049	36,739	31,851
Provision for loan losses	570	450	1,780	1,400
Net interest income after provision for loan losses	11,890	10,599	34,959	30,451

Noninterest income:
Bank fees and service charges	2,232	1,516	5,969	4,845
Insurance and wealth management services	1,568	1,474	4,850	3,860
Net gain on securities transactions	—	10	—	135
Net loss on disposal of assets	(27)	—	(575)	(87)
Bank-owned life insurance	30	23	95	95
Other	169	67	203	225
Total noninterest income	3,972	3,090	10,542	9,073

Noninterest expense:
Salaries and employee benefits	5,741	5,559	16,731	16,097
Net occupancy and equipment	1,522	1,369	4,456	4,154
Data processing	734	652	2,182	2,240
Advertising and marketing	282	222	720	524
FDIC insurance premiums	196	206	551	609
Other	1,171	1,215	3,513	3,526
Total noninterest expense	9,646	9,223	28,153	27,150
Income before income taxes	6,216	4,466	17,348	12,374
Income tax expense	1,437	1,050	3,326	5,013
Net income	$4,779	$3,416	$14,022	$7,361

See accompanying notes to unaudited consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net income	$4,779	$3,416	$14,022	$7,361

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising during the period	799	(24)	(436)	186
Reclassification adjustment for gains included in net income	—	(10)	—	(135)
	799	(34)	(436)	51
Tax effect	209	(9)	(114)	32
	590	(25)	(322)	19
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net prior service cost	—	—	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—	—	—
	—	—	—	—
Tax effect	—	—	—	—
	—	—	—	—
Total other comprehensive income (loss)	590	(25)	(322)	19
Comprehensive income	$5,369	$3,391	$13,700	$7,380

See accompanying notes to unaudited consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET WORTH (unaudited)

(in thousands)

			Accumulated
			Other	Total
		Undivided	Comprehensive	Net
	Surplus	Profits	Loss	Worth

Balance as of June 30, 2017	$10,658	$103,022	$(9,668)	$104,012

Net income	—	7,361	—	7,361

Other comprehensive income	—	—	19	19

Reclassification of certain tax effects related to the Tax Cuts and Jobs Act (1)	—	1,873	(1,873)	—

Balance as of March 31, 2018	$10,658	$112,256	$(11,522)	$111,392

			Accumulated
			Other	Total
		Undivided	Comprehensive	Net
	Surplus	Profits	Loss	Worth

Balance as of June 30, 2018	$10,658	$116,394	$(8,989)	$118,063

Net income	—	14,022	—	14,022

Other comprehensive loss	—	—	(322)	(322)

Balance as of March 31, 2019	$10,658	$130,416	$(9,311)	$131,763

(1)	Adoption of Accounting Standard Update 2018-02, reclassification from accumulated other comprehensive loss to undivided profits for stranded tax effects resulting from Tax Cuts and Jobs Act.

See accompanying notes to unaudited consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net income	$14,022	$7,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,101	1,955
Provision for loan losses	1,780	1,400
Net accretion on securities	(400)	(64)
Earnings on bank-owned life insurance	(95)	(95)
Net loss on sale of loans	—	26
Proceeds from sale of loans	227	2,771
Net losses on the sale, disposal or write-down of premises and equipment, and other real estate owned	575	87
Net gains on securities transactions	—	(135)
Deferred tax expense	173	2,215
Increase in accrued interest receivable	(421)	(442)
(Increase) decrease in other assets	(6,072)	206
(Decrease) increase in other liabilities	(3,963)	4,674
Net cash provided by operating activities	7,927	19,959

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	43,589	52,200
Proceeds from sales of securities available for sale	—	457
Purchases of securities available for sale	(49,725)	(58,801)
Proceeds from maturities and paydowns of securities held to maturity	4,553	4,807
Purchases of securities held to maturity	(3,378)	(4,691)
Net redemptions of FHLBNY stock	—	379
Net increase in loans receivable	(56,925)	(54,202)
Purchases of premises and equipment	(1,791)	(7,404)
Proceeds from sale of premises and equipment, and other real estate owned	578	70
Acquisitions	—	(1,426)
Net cash used in investing activities	(63,099)	(68,611)

Cash flows from financing activities:
Net increase in deposits	93,579	172,643
Net decrease in mortgagors’ escrow deposits	(1,901)	(1,601)
Net decrease in borrowings from FHLBNY	—	(5,000)
Net cash provided by financing activities	91,678	166,042

Net increase in cash and cash equivalents	36,506	117,390
Cash and cash equivalents at beginning of period	120,280	40,261
Cash and cash equivalents at end of period	$156,786	$157,651

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,189	$2,281
Income taxes	$3,500	$2,750
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$226	$127

See accompanying notes to unaudited consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements of Pioneer Savings Bank and Subsidiaries (the “Bank”) conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry.

The Bank provides financial services through its twenty-two offices in the Capital Region of New York State. Its primary deposit products are checking, savings, money market, and certificate accounts, and its primary lending products are residential mortgage, home equity, commercial business and commercial real estate loans. There are no significant concentrations of loans to any one customer or industry. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Bank’s market area.

The consolidated financial statements include the accounts of Pioneer Savings Bank, as well as Pioneer Commercial Bank, Pioneer Financial Services, Inc., and Anchor Agency, Inc., its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial data at March 31, 2019 and for the three and nine months ended March 31, 2019 and 2018, respectively, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2019 or any other period.

The unaudited interim consolidated financial statements should be read in conjunction with the Bank’s audited consolidated financial statements and notes thereto for the year ended June 30, 2018 contained in Pioneer Bancorp, Inc.’s final prospectus dated May 14, 2019 (the “Prospectus”) filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 24, 2019.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ substantially from those estimates. The allowance for loan losses, valuation of securities and other financial instruments, the funded status and expense of employee benefit plans, and the realizability of deferred tax assets are particularly subject to change.

Reclassifications

Amounts in the prior period’s consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Impact of Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018‑02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides guidance concerning the treatment of the so-called stranded effects in accumulated other income (loss) resulting from the reduction in the federal corporate income tax rate to 21% made by the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017. ASU 2018‑02 amends accounting standards to allow reclassification to retained earnings of the effects of re-measuring deferred tax liabilities and deferred tax assets relating to items remaining within accumulated other comprehensive income (loss) as a result of the Tax Act. The amount of the reclassification is the difference between the amount initially charged or credited directly to other comprehensive income (loss) at the previously enacted U.S. federal corporate income tax rate and the amount that would have been charged or credited directly to other comprehensive income (loss) by applying the newly enacted 21% rate, but excluding the effect of any valuation allowance previously charged to income from continuing operations. The Bank has elected to early adopt ASU 2018‑02 as of December 31, 2017, it is reflected in the accompanying consolidated financial statements and resulted in a $1.9 million increase to undivided profits and a corresponding increase to accumulated other comprehensive loss.

In May 2014, the FASB issued ASU 2014‑09 to amend its guidance on “Revenue from Contracts with Customers (Topic 606)”. The objective of this ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015‑14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016‑08), April 2016 (ASU 2016‑10), May 2016 (ASU 2016‑12), December 2016 (ASU 2016‑20), February 2017 (ASU 2017‑05), and September 2017 (ASU‑2017‑13) and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014‑09. The amendments in ASU 2014‑09 are effective for the Bank for the fiscal year beginning July 1, 2019. A significant amount of the Bank’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Bank has identified revenue streams within the scope of the guidance and is performing its accounting analysis of the underlying contracts. The Bank does not presently expect that changes in the timing of revenue recognition will be material to the amount of annual revenue recognized by the Bank.

In January 2016, the FASB issued ASU 2016‑01 to its guidance on “Financial Instruments (Subtopic 825‑10)”. This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. The amendments in ASU 2016‑01 are effective for the Bank for the fiscal year beginning July 1, 2019. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In February 2016, the FASB issued ASU 2016‑02 to its guidance on “Leases (Topic 842)”. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016‑02 are effective for the Bank for the fiscal year beginning July 1, 2020. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Condition for right-of-use assets and associated lease liabilities for operating leases in which the Bank is the lessee. In July 2018, the FASB issued ASU No. 2018‑10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016‑02. In July 2018, the FASB issued ASU No. 2018‑11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU

No. 2018‑20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. The Bank is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The Bank is performing its accounting analysis of its branch building and other leases underlying contracts. The Bank is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016‑13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Bank for the fiscal year beginning July 1, 2021. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018‑19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016‑13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. The Bank is currently evaluating the potential impact on our consolidated results of operations or financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this ASU. At this time, we have not calculated the estimated impact that this ASU will have on our allowance for loan losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. Alternative methodologies are currently being considered. Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. The Bank is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016‑15 which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The amendment covers the following cash flows: Cash payments for debt prepayment or extinguishment costs will be classified in financing activities. Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity. Cash paid by an acquirer that is not soon after a business combination for the settlement of a contingent consideration liability will be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities. Cash paid soon after the business combination will be classified in investing activities. Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss included in the settlement. Cash proceeds received from the settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies will be classified as cash inflows from investing activities. Cash payments for premiums on COLI and BOLI may be classified as cash outflows for investing, operating, or a combination of both. A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a noncash activity, and cash received from beneficial interests will be classified in investing activities. Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look- through approach as an accounting policy election. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The amendments in this ASU are effective for the Bank for the fiscal year beginning July 1, 2019. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In November 2016, the FASB issued ASU 2016‑18 to its guidance on “Statement of Cash Flows (Topic 230) Restricted Cash” addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows. The amendments in this ASU are effective for the Bank for the fiscal year beginning July 1, 2019. Early adoption is permitted provided all amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In March 2017, the FASB issued ASU 2017‑07 to its guidance on “Compensation - Retirement Benefits (Topic 715)” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017‑07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this ASU are effective for the Bank for the fiscal year beginning July 1, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit costs in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net period pension cost and net periodic postretirement benefit in assets. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017‑08 to its guidance on “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310‑20) related to premium amortization on purchased callable debt securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for the Bank for the fiscal year beginning July 1, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosure about a change in accounting principle. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In August 2018, the FASB issued ASU 2018‑13 to its guidance on “Fair Value Measurement (Topic 820)”. This update modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The following disclosure requirements were modified in Topic 820: (1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in ASU No. 2018‑13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018‑13 and delay adoption of the additional disclosures until their effective date. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In August 2018, the FASB has issued ASU No. 2018‑14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715‑20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The following disclosure requirements were removed from Subtopic 715‑20: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; (3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; (4) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets; and (5) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715‑20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715‑20‑50‑3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. ASU No. 2018‑14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after

December 15, 2021, for all other entities. Early adoption is permitted for all entities. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In April 2019, the FASB issued an Update (ASU 2019-04), Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.

The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders' specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:

•	Accrued Interest
•	Transfers between Classifications or Categories for Loans and Debt Securities
•	Recoveries
•	Consideration of Prepayments in Determining the Effective Interest Rate
•	Consideration of Estimated Costs to Sell When Foreclosure Is Probable
•	Vintage Disclosures— Line-of-Credit Arrangements Converted to Term Loans
•	Contractual Extensions and Renewals

The ASU also covered a number of issues that related to hedge accounting including:

•	Partial-Term Fair Value Hedges of Interest Rate Risk
•	Amortization of Fair Value Hedge Basis Adjustments
•	Disclosure of Fair Value Hedge Basis Adjustments
•	Consideration of the Hedged Contractually Specified Interest Rate under the Hypothetical Derivative Method
•	Scoping for Not-for-Profit Entities
•	Hedge Accounting Provisions Applicable to Certain Private Companies and Not-for- Profit Entities
•	Application of a First- Payments-Received Cash Flow Hedging Technique to Overall Cash Flows on a Group of Variable Interest Payments
•	Transition Guidance

For Codification Improvements specific to ASU 2016-01, the following topics were covered within ASU 2019 - 04:

•	Scope Clarifications
•	Held-to-Maturity Debt Securities Fair Value Disclosures
•	Applicability of Topic 820 to the Measurement Alternative
•	Remeasurement of Equity Securities at Historical Exchange Rates

ASU 2019-04 has various implementation dates dependent on a number of factors as it pertains to the above items.

2.ACQUISITIONS

On May 29, 2018 and July 1, 2017 respectively, the Bank acquired substantially all of the operating assets of Ward Financial Management, LTD, a financial services agency that offers a full line of financial services, for total cash consideration of $3.4 million and the Capital Region Strategic Employee Benefits Services, LLC, an insurance agency that offers a full line of employee benefits products and services, for total cash consideration of $1.3 million. As part of the acquisitions $1.2 million is being held in escrow with payment contingent on the retention of commission revenue, as well as, to secure the seller’s indemnification obligations. The acquisitions were made to expand the Bank’s insurance and wealth management services. The results of operations have been included in the consolidated statement of income from the respective date of each acquisition. The estimated fair values of the assets acquired as of the acquisition dates included goodwill of $2.0 million and other intangible assets of $2.7 million. The goodwill from the acquisitions is expected to be deductible for tax purposes.

3.SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$69,671	$60	$(47)	$69,684
Mortgage-backed securities – residential	118	3	—	121
Asset-backed securities	81	54	(1)	134
Collateralized mortgage obligations - residential	553	387	(35)	905
Municipal obligations	14,805	28	—	14,833
Total debt securities	85,228	532	(83)	85,677
Preferred stocks	6,007	37	(1,201)	4,843
Common stocks	2,809	1,054	(220)	3,643
Total available for sale securities	$94,044	$1,623	$(1,504)	$94,163

Securities held to maturity:
Municipal obligations	$4,123	$16	$—	$4,139

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$58,743	$—	$(185)	$58,558
Mortgage-backed securities – residential	146	4	—	150
Asset-backed securities	115	49	(2)	162
Collateralized mortgage obligations - residential	692	415	(28)	1,079
Municipal obligations	19,264	3	(4)	19,263
Total debt securities	78,960	471	(219)	79,212
Preferred stocks	6,007	24	(282)	5,749
Common stocks	2,541	727	(166)	3,102
Total available for sale securities	$87,508	$1,222	$(667)	$88,063

Securities held to maturity:
Municipal obligations	$5,297	$29	$—	$5,326

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$13,951	$(11)	$22,909	$(36)	$36,860	$(47)
Mortgage-backed securities-residential (1)	6	—	—	—	6	—
Asset-backed securities	—	—	5	(1)	5	(1)
Collateralized mortgage obligations - residential	35	(14)	161	(21)	196	(35)
Preferred stocks	—	—	4,804	(1,201)	4,804	(1,201)
Common stocks	96	(19)	715	(201)	811	(220)
	$14,088	$(44)	$28,594	$(1,460)	$42,682	$(1,504)

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$52,569	$(175)	$5,989	$(10)	$58,558	$(185)
Mortgage-backed securities-residential (1)	2	—	—	—	2	—
Asset-backed securities	—	—	4	(2)	4	(2)
Collateralized mortgage obligations - residential	34	(11)	175	(17)	209	(28)
Municipal obligations	7,504	(4)	—	—	7,504	(4)
Preferred stocks	—	—	5,723	(282)	5,723	(282)
Common stocks	—	—	747	(166)	747	(166)
	$60,109	$(190)	$12,638	$(477)	$72,747	$(667)

(1)	Unrealized losses on these securities are less than $500.

At March 31, 2019, there were 49 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral. Unrealized losses on common stocks relate to declines in specific industry groups and in particular the energy, healthcare and materials sectors. Unrealized losses on two auction rate securities, consisting of U.S. Bancorp and Bank of America preferred stock, are not considered to be other-than-temporary based upon management’s evaluation of the underlying operating results and financial strength of the issuers. The U.S. Bancorp security is investment grade, whereas the Bank of America security, remains non-investment grade as of March 31, 2019. The Bank of America security had a cost basis of $2.2 million and an estimated fair value of $1.9 million, as of March 31, 2019. Management does not have the intent to sell, nor do they believe that they will be required to sell the above mentioned securities in an unrealized loss position before recovery of the amortized cost basis. In management’s opinion, the market conditions are temporary in nature and provide the basis for the Bank’s belief that the declines are not other-than-temporary.

At March 31, 2019, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations which were rated less than investment grade for impairment, resulting in no additional impairment charges during the period. At March 31, 2019, 63 securities with an amortized cost of $0.5 million and remaining par value of $2.1 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2018	$1,506

Reductions for amounts realized for securities sold	—

Balance, March 31, 2019	$1,506

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	March 31, 2019
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$73,578	$73,576
Due after one to five years	10,898	10,941
Mortgage-backed securities – residential	118	121
Asset-backed securities	81	134
Collateralized-mortgage obligations – residential	553	905
	$85,228	$85,677

Securities held to maturity:
Due in one year or less	$3,965	$3,981
Due after one to five years	33	33
Due after five to ten years	125	125
	$4,123	$4,139

During the three months ended March 31, 2019, there were no sales of securities available for sale. During the three months ended March 31, 2018, the Bank received $59,000 in proceeds from the sale of securities available for sale, realizing gross gains of $10,000 and gross losses of $0. During the nine months ended March 31, 2019, there were no sales of securities available for sale. During the nine months ended March 31, 2018, the Bank received $457,000 in proceeds from the sale of securities available for sale, realizing gross gains of $244,000 and gross losses of $109,000.

During the three and nine months ended March 31, 2019 and 2018, there were no sales of securities held to maturity.

At March 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of net worth. As of March 31, 2019, and June 30, 2018, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $84.6 million, and $77.9 million, respectively.

4.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	March 31, 2019	June 30, 2018
Commercial:
Real estate	$403,740	$375,852
Commercial and industrial	185,712	194,183
Construction	80,841	84,569
Total commercial	670,293	654,604
Residential mortgages	281,057	249,635
Home equity loans and lines	78,892	78,286
Consumer	22,184	14,977
	1,052,426	997,502
Net deferred loan costs	2,290	1,910
Allowance for loan losses	(14,069)	(13,510)
Net loans receivable	$1,040,647	$985,902

The following table presents the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended March 31, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$10,062	$2,459	$800	$279	$13,600
Provisions charged to operations	486	38	—	46	570
Loans charged off	—	(56)	—	(62)	(118)
Recoveries on loans charged off	—	—	—	17	17
Allowance for loan losses at end of period	$10,548	$2,441	$800	$280	$14,069

	For the Three Months Ended March 31, 2018
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$9,620	$1,967	$803	$147	$12,537
Provisions charged to operations	298	115	(11)	48	450
Loans charged off	—	—	(16)	(37)	(53)
Recoveries on loans charged off	—	—	—	14	14
Allowance for loan losses at end of period	$9,918	$2,082	$776	$172	$12,948

	For the Nine Months Ended March 31, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$10,414	$2,166	$770	$160	$13,510
Provisions charged to operations	1,180	331	30	239	1,780
Loans charged off	(1,046)	(56)	—	(151)	(1,253)
Recoveries on loans charged off	—	—	—	32	32
Allowance for loan losses at end of period	$10,548	$2,441	$800	$280	$14,069

	For the Nine Months Ended March 31, 2018
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$9,506	$1,427	$740	$147	$11,820
Provisions charged to operations	589	655	51	105	1,400
Loans charged off	(177)	—	(17)	(120)	(314)
Recoveries on loans charged off	—	—	2	40	42
Allowance for loan losses at end of period	$9,918	$2,082	$776	$172	$12,948

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	March 31, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$580	$—	$—	$—	$580
Related to loans collectively evaluated for impairment	9,968	2,441	800	280	13,489
Ending balance	$10,548	$2,441	$800	$280	$14,069

Loans:
Individually evaluated for impairment	$8,141	$—	$—	$—	$8,141
Loans collectively evaluated for impairment	662,152	281,057	78,892	22,184	1,044,285
Ending balance	$670,293	$281,057	$78,892	$22,184	$1,052,426

	June 30, 2018
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$1,329	$—	$—	$—	$1,329
Related to loans collectively evaluated for impairment	9,085	2,166	770	160	12,181
Ending balance	$10,414	$2,166	$770	$160	$13,510

Loans:
Individually evaluated for impairment	$4,753	$—	$—	$—	$4,753
Loans collectively evaluated for impairment	649,851	249,635	78,286	14,977	992,749
Ending balance	$654,604	$249,635	$78,286	$14,977	$997,502

The following table presents information related to impaired loans by class as of (dollars in thousands):

	March 31, 2019			For the Nine Months Ended March 31, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,601	$5,389	$—	$5,611	$—
Commercial and industrial	59	49	—	60	—
Construction	1,376	1,383	—	1,015	—
Subtotal	7,036	6,821	—	6,686	—
With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	1,320	1,320	580	1,341	72
Subtotal	1,320	1,320	580	1,341	72
Total	$8,356	$8,141	$580	$8,027	$72

	June 30, 2018			For the Year Ended June 30, 2018
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$2,419	$2,227	$—	$2,439	$—
Commercial and industrial	62	55	—	66	1
Subtotal	2,481	2,282	—	2,505	1

With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	2,473	2,471	1,329	2,498	95
Subtotal	2,473	2,471	1,329	2,498	95
Total	$4,954	$4,753	$1,329	$5,003	$96

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and nine months ended March 31, 2019 and 2018, and the year ended June 30, 2018 was nominal.

The recorded investment in loans excludes accrued interest receivable and deferred loan fees, net due to immateriality.

At various times, certain loan modifications are executed which are considered to be troubled debt restructurings. Substantially all of these modifications include one or a combination of the following:  extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount including interest only; or extensions of additional credit for payment of delinquent real estate taxes or other costs.

There were no loans modified as troubled debt restructurings during the three and nine months ended March 31, 2019 and 2018, and the year ended June 30, 2018.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	March 31,		June 30,
	2019		2018
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$5,395	$54	$2,236	$180
Commercial and industrial	82	—	705	—
Construction	1,383	—	—	—
Residential mortgages	4,480	—	3,834	1,232
Home equity loans and lines	1,481	85	970	330
Consumer	—	19	—	24
	$12,821	$158	$7,745	$1,766

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following table presents the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	March 31, 2019
	30 - 89	90 or more
	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$795	$5,449	$6,244	$397,496	$403,740
Commercial and industrial	33	82	115	185,597	185,712
Construction	2,536	1,383	3,919	76,922	80,841
Residential mortgages	949	4,480	5,429	275,628	281,057
Home equity loans and lines	504	1,566	2,070	76,822	78,892
Consumer	8	19	27	22,157	22,184
Total	$4,825	$12,979	$17,804	$1,034,622	$1,052,426

	June 30, 2018
	30 - 89	90 or more
	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$655	$2,416	$3,071	$372,781	$375,852
Commercial and industrial	1,346	705	2,051	192,132	194,183
Construction	205	—	205	84,364	84,569
Residential mortgages	1,400	5,066	6,466	243,169	249,635
Home equity loans and lines	510	1,300	1,810	76,476	78,286
Consumer	8	24	32	14,945	14,977
Total	$4,124	$9,511	$13,635	$983,867	$997,502

The Bank categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes commercial loans individually by classifying the loans as to credit risk. The Bank uses the following definitions for risk ratings:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Commercial loans not meeting the criteria above are considered to be pass rated loans.

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	March 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$395,636	$1,940	$6,164	$—	$403,740
Commercial and industrial	180,241	1,516	3,955	—	185,712
Construction	79,458	—	1,383	—	80,841
	$655,335	$3,456	$11,502	$—	$670,293

	June 30, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$371,781	$1,836	$2,235	$—	$375,852
Commercial and industrial	190,639	1,494	1,391	659	194,183
Construction	84,569	—	—	—	84,569
	$646,989	$3,330	$3,626	$659	$654,604

The Bank considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of March 31, 2019 and June 30, 2018, the Bank had pledged $375.7 million and $264.5 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

5.DERIVATIVES

In the normal course of servicing our commercial customers, the Bank acts as an interest rate swap counterparty for certain commercial borrowers. The Bank manages its exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that match the terms of the interest rate swap with the commercial borrowers. These positions directly offset each other and the Bank’s exposure is the fair value of the derivatives due to potential changes in credit risk of our commercial borrowers and third parties.

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At March 31, 2019, the Bank held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $447.4 million, consisting of $223.7 million of interest rate swaps with commercial borrowers and $223.7 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2018, the Bank held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $289.2 million, consisting of $144.6 million of interest rate swaps with commercial borrowers and $144.6 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statement of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	March 31, 2019
	Derivative	Derivative
	Assets	Liabilities

Gross interest rate swaps	$8,042	$8,042
Less: master netting arrangements	(817)	(817)
Less: cash collateral applied	—	(7,201)
Net amount	$7,225	$24

	June 30, 2018
	Derivative	Derivative
	Assets	Liabilities

Gross interest rate swaps	$4,471	$4,471
Less: master netting arrangements	(304)	(304)
Less: cash collateral applied	(2,642)	(400)
Net amount	$1,525	$3,767

Under terms of the agreements with the third-party counterparties, the Bank provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At March 31, 2019, the Bank had deposited $7.2 million as collateral for swap agreements with third-party counterparties. At June 30, 2018, the Bank had received $2.6 million and deposited $400,000 as collateral for swap agreements with third-party counterparties.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill were as follows (dollars in thousands):

Balance, June 30, 2018	$7,292
Acquired	—
Balance, March 31, 2019	$7,292

Acquired other intangible assets were as follows (dollars in thousands):

	March 31,	June 30,
	2019	2018
Customer relationship intangibles:
Gross carrying amount	$2,645	$2,645
Less: accumulated amortization	(413)	(203)
Net carrying amount	2,232	2,442

Core deposit intangibles:
Gross carrying amount	562	562
Less: accumulated amortization	(176)	(130)
Net carrying amount	386	432

Total other intangible assets:
Gross carrying amount	3,207	3,207
Less: accumulated amortization	(589)	(333)
Net carrying amount	$2,618	$2,874

Aggregate amortization expense was $95,000 and $61,000 for the three months ended March 31, 2019 and 2018 respectively, and $256,000 and $183,000 for the nine months ended March 31, 2019 and 2018 respectively.

7.BORROWINGS

The Bank has the ability to borrow (Non-Repo Advances) in an amount up to 30% of its total assets from the FHLBNY. All borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) are collateralized by FHLBNY stock, certain qualifying loans, and certain available for sale securities. In addition, overall credit exposure, including Non-Repo Advances, cannot exceed 50% of total assets. FHLBNY borrowings have prepayment penalties.

At March 31, 2019, the Bank pledged approximately $460.4 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At March 31, 2019, the maximum amount of funding available from the FHLBNY was $375.7 million, of which $224.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

8.OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss				Where Net Income is Presented

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$10	$—	$135	Net gain on securities transactions
Tax expense	—	(4)	—	(35)	Income tax expense
Net of tax	—	6	—	100

Amortization of defined benefit plan items (before tax):
Net prior service cost	—	—	—	—
Net actuarial loss	—	—	—	—
	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$—	$6	$—	$100

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Three Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss

Accumulated other comprehensive income (loss) as of January 1, 2019	$(502)	(9,399)	$(9,901)
Other comprehensive income (loss) before reclassifications	590	—	590
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Accumulated other comprehensive income (loss) as of March 31, 2019	$88	(9,399)	$(9,311)

Accumulated other comprehensive income (loss) as of January 1, 2018	$511	(12,008)	$(11,497)
Other comprehensive income (loss) before reclassifications	(19)	—	(19)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	(6)
Accumulated other comprehensive income (loss) as of March 31, 2018	$486	(12,008)	$(11,522)

	For the Nine Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss

Accumulated other comprehensive income (loss) as of July 1, 2018	$410	(9,399)	$(8,989)
Other comprehensive income (loss) before reclassifications	(322)	—	(322)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Accumulated other comprehensive income (loss) as of March 31, 2019	$88	(9,399)	$(9,311)

Accumulated other comprehensive income (loss) as of July l, 2017	$365	(10,033)	$(9,668)
Other comprehensive income (loss) before reclassifications	221	(1,975)	(1,754)
Amounts reclassified from accumulated other comprehensive income (loss)	(100)	—	(100)
Accumulated other comprehensive income (loss) as of March 31, 2018	$486	(12,008)	$(11,522)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2019	2018

Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$209	$(5)
Reclassification adjustment for gains included in net income	—	(4)
	209	(9)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$209	$(9)

	For the Nine Months Ended
	March 31,
	2019	2018

Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$(114)	$67
Reclassification adjustment for gains included in net income	—	(35)
	(114)	32
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(114)	$32

The above tables are inclusive of the change in federal corporate income tax rate as a result of the Tax Cuts and Jobs Act and the adoption of Accounting Standard Update 2018‑02.

9.EMPLOYEE BENEFIT PLANS

The Bank maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its full-time employees twenty-one years of age or older, with at least one year of service. Through December 31, 2009, pensions were paid as an annuity using a pension formula of 2.0% of the average of the five highest consecutive years of total compensation over the last ten years multiplied by credited service up to thirty years. Effective January 1, 2010, the plan was amended and service rendered thereafter is paid using a pension formula of 1.5%. Amounts contributed to the plan are determined annually on the basis of (a) the maximum amount allowable under Internal Revenue Service regulations and (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”).

Net periodic pension cost included in the Bank’s consolidated statements of income included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Service cost	$431	$328	$1,050	$984
Interest cost	314	464	1,281	1,392
Expected return on plan assets	(573)	(853)	(2,349)	(2,559)
Amortization of net actuarial loss	73	365	508	1,094
Net periodic pension cost	$245	$304	$490	$911

Contributions

For the nine months ended March 31, 2019, the Bank made no cash contribution to the plan.

Post-Retirement Healthcare Plan

The Bank offers a defined benefit post-retirement plan which provides medical and life insurance benefits to employees meeting certain requirements. Effective October 1, 2006, the plan was amended so that there have been no new plan participants for medical benefits. The cost of post-retirement plan benefits is recognized on an accrual basis as employees perform services. Active employees are eligible for retiree medical coverage upon reaching age sixty with twenty-five or more years of service. Employees with a minimum of thirty years of service are eligible for individual and spousal coverage. Retirees are eligible to participate in any bank-sponsored health insurance programs. The Bank’s contributions for retiree medical are limited to a monthly premium of $210 for individual coverage and $420 for employee and spousal coverage. The Bank’s funding policy is to pay insurance premiums as they come due.

Net periodic post-retirement benefit cost included in the Bank’s consolidated statements of income included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Service cost	$7	$9	$21	$26
Interest cost	17	15	50	46
Net periodic post-retirement benefit cost	$24	$24	$71	$72

10.COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance-Sheet Financing and Concentrations of Credit

The Bank is a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include the Bank’s commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated statement of condition. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual notional amounts of those instruments which are presented in the tables below (dollars in thousands). The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

	March 31, 2019
	Fixed	Variable
	Rate	Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$21,330	$268,914	$290,244
Standby letters of credit	—	31,712	31,712
	$21,330	$300,626	$321,956

	June 30, 2018
	Fixed	Variable
	Rate	Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$16,144	$252,250	$268,394
Standby letters of credit	—	25,507	25,507
	$16,144	$277,757	$293,901

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and require payment of a fee. Since certain commitments are expected to expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, required by the Bank for the extension of credit is based on management’s credit evaluation of the customer.

Commitments to extend credit may be written on a fixed rate basis thus exposing the Bank to interest rate risk, given the possibility that market rates may change between commitment and actual extension of credit.

Standby letters of credit are conditional commitments issued by the Bank to guarantee payment on behalf of a customer or to guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Bank policies governing loan collateral apply to standby letters of credit at the time of credit extension.

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Bank to interest rate risk should market rates increase above these limits. At March 31, 2019, approximately $46.9 million of adjustable rate residential mortgage loans had interest rate caps. At June 30, 2018, approximately $28.0 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At March 31, 2019, approximately $4.6 million of the adjustable rate mortgage loans had conversion options. At June 30, 2018, approximately $4.9 million of the adjustable rate mortgage loans had conversion options.

The Bank periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At March 31, 2019 and June 30, 2018, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at March 31, 2019 and June 30, 2018 with rate lock agreements which are intended to be held for sale, if closed. The Bank generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Bank enters into agreements to sell loans in the secondary market. At March 31, 2019 and June 30, 2018, the Bank had no commitments to sell loans to unrelated investors.

Concentrations of Credit

The Bank primarily grants loans to customers located in the New York State counties of Albany, Greene, Rensselaer, Schenectady, Saratoga, and Warren. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate and construction-related sectors of the economy.

Contingent Liabilities

In the ordinary course of business there are various legal proceedings pending against the Bank. Management believes that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Bank’s consolidated financial statements as of March 31, 2019.

11.FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2). The fair value of derivatives are classified as a component of other assets and other liabilities on the consolidated statements of condition.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		March 31, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$69,684	$69,684	$—	$—
Mortgage-backed securities - residential	121	—	121	—
Asset-backed securities	134	—	134	—
Collateralized mortgage obligations – residential	905	—	905	—
Municipal obligations	14,833	—	14,833	—
Total debt securities	85,677	69,684	15,993	—
Preferred stocks	4,843	1,949	2,894	—
Common stocks	3,643	3,643	—	—
Total available for sale securities	94,163	75,276	18,887	—
Derivative assets	7,225	—	7,225	—
Total	$101,388	$75,276	$26,112	$—

Liabilities:
Derivative liabilities	$24	$—	$24	$—
Total	$24	$—	$24	$—

		Fair Value Measurements at
		June 30, 2018 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$58,558	$58,558	$—	$—
Mortgage-backed securities - residential	150	—	150	—
Asset-backed securities	162	—	162	—
Collateralized mortgage obligations – residential	1,079	—	1,079	—
Municipal obligations	19,263	—	19,263	—
Total debt securities	79,212	58,558	20,654	—
Preferred stocks	5,749	2,171	3,578	—
Common stocks	3,102	3,102	—	—
Total available for sale securities	88,063	63,831	24,232	—
Derivative assets	1,525	—	1,525	—
Total	$89,588	$63,831	$25,757	$—

Liabilities:
Derivative liabilities	$3,767	$—	$3,767	$—
Total	$3,767	$—	$3,767	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

	March 31, 2019
Assets:
Impaired loans:
Commercial loans	$740	$—	$—	$740
Other real estate owned	105	—	—	105

	June 30, 2018
Assets:
Impaired loans:
Commercial loans	$1,142	$—	$—	$1,142
Other real estate owned	72	—	—	72

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.3 million with a valuation allowance of $580,000 resulting in an estimated fair value of $740,000 as of March 31, 2019. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $2.4 million with a valuation allowance of $1.3 million resulting in an estimated fair value of $1.1 million as of June 30, 2018.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $105,000 at March 31, 2019. There were no write-downs for the nine months ended March 31, 2019. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $72,000 at June 30, 2018. There were no write-downs for the year ended June 30, 2018.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	March 31, 2019
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$156,786	$156,786	$156,786	$—	$—
Securities available for sale	94,163	94,163	75,276	18,887	—
Securities held to maturity	4,123	4,139	4,139	—	—
Loans, net	1,040,647	1,051,819	—	—	1,051,819
FHLBNY stock	883	883	—	883	—
Accrued interest receivable	4,276	4,276	—	4,276	—
Derivatives	7,225	7,225	—	7,225	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,114,748	$1,114,748	$—	$1,114,748	$—
Time deposits	129,093	129,043	—	129,043	—
Mortgagors’ escrow deposits	3,481	3,481	—	3,481	—
Accrued interest payable	15	15	—	15	—
Derivatives	24	24	—	24	—

	June 30, 2018
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$120,280	$120,280	$120,280	$—	$—
Securities available for sale	88,063	88,063	63,831	24,232	—
Securities held to maturity	5,297	5,326	5,326	—	—
Loans, net	985,902	988,857	—	—	988,857
FHLBNY stock	883	883	—	883	—
Accrued interest receivable	3,854	3,854	—	3,854	—
Derivatives	1,525	1,525	—	1,525	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,021,173	$1,021,173	$—	$1,021,173	$—
Time deposits	129,089	128,810	—	128,810	—
Mortgagors’ escrow deposits	5,382	5,382	—	5,382	—
Accrued interest payable	11	11	—	11	—
Derivatives	3,767	3,767	—	3,767	—

Short-Term Financial Instruments

The fair value of certain financial instruments are estimated to approximate their carrying amounts because the remaining term to maturity or period to repricing of the financial instrument is less than ninety days. Such financial instruments include cash and cash equivalents, accrued interest receivable and payable, and mortgagor’s escrow deposits.

Securities

Fair values of securities available for sale and securities held to maturity are determined as outlined earlier in this footnote.

FHLBNY Stock

The fair value of FHLB stock approximates its carrying value due to transferability restrictions.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including residential real estate, commercial real estate, and consumer loans and whether the interest rates are fixed and/or variable.

The estimated fair values of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan portfolio.

Estimated fair values for nonperforming loans are based on estimated cash flows discounted using a rate commensurate with the credit risk involved. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Derivatives

Fair values of derivative assets and liabilities are determined as outlined earlier in this footnote.

Deposits

The estimated fair value of deposits with no stated maturity, such as savings, money market and demand deposits, is regarded to be the amount payable on demand. The estimated fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using market rates for time deposits with similar maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposits as compared to the cost of borrowing funds in the market.

Borrowings

The estimated fair value of FHLB advances, if any, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings with similar remaining maturities.

The fair values of commitments to extend credit, unused lines of credit, and standby letters of credit are not considered material.

12.PLAN OF REORGANIZATION

On January 15, 2019, the Board of Trustees of the Bank adopted a Plan of Mutual Holding Company Reorganization and Minority Stock Issuance (the “Plan”). The Plan is subject to the approval of the Board of Governors of the Federal Reserve System and the New York State Department of Financial Services and the non-objection of the Federal Deposit Insurance Corporation. In addition, the Plan must be approved by the affirmative vote of: (i) a majority of the total votes eligible to be cast by depositors and (ii) 75% of the votes cast by depositors of the Bank at a special meeting of depositors. Pursuant to the Plan, the Bank proposes to reorganize into the “two-tier” mutual holding company form of ownership. In connection with the reorganization, a new New York chartered mutual holding company named Pioneer Bancorp, MHC will be organized and will become the mutual holding company for Pioneer Bancorp, Inc. Pioneer Bancorp, Inc., a new Maryland mid-tier stock holding company, has been organized and will become the bank holding company for the Bank once it has converted to stock form. Pursuant to the Plan, Pioneer Bancorp, Inc. will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. Pioneer Bancorp, Inc. will offer 43% of its outstanding common stock to the Bank’s eligible depositors, the ESOP and certain other persons. In addition, the Bank’s Board of Trustees will adopt an employee stock ownership plan (“ESOP”), which is permitted to subscribe for up to 3.92% of the common stock to be outstanding following the completion of the reorganization and the offering. The Bank also intends to fund its charitable foundation, Pioneer Bank Charitable Foundation, with 2% of the shares to be outstanding following completion of the reorganization and the offering and $250,000 in cash. Pioneer Bancorp, MHC will own 55% of the common stock of Pioneer Bancorp, Inc. outstanding upon completion of the reorganization and stock offering.

The New York State Department of Financial Services ("NYSDFS") conditionally approved and the Federal Deposit Insurance Corporation conditionally non-objected to the Bank's plan to reorganize into the mutual holding company structure and to commence the minority stock issuance. In addition, the Board of Governors of the Federal Reserve System and the NYSDFS approved the application made by Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC to acquire control of the Bank. The registration statement relation to the sale of common stock of Pioneer Bancorp, Inc. was declared effective by the Securities and Exchange Commission on May 14, 2019.

The costs of the reorganization and the issuing of the common stock will be deferred and deducted from the sales proceeds of the offering. If the reorganization and offering is unsuccessful, all deferred costs will be charged to operations. As of March 31, 2019, $699,000 of reorganization costs had been incurred, and classified as a component of other assets.

13.SUBSEQUENT EVENTS

On April 24, 2019, the Bank entered into a stock purchase agreement with Jaeger & Flynn Associates, Inc., a New York insurance agency (“JFA”), which provides employee benefits products and services, commercial and personal insurance products, and human resources consulting services. Pursuant to the stock purchase agreement, the Bank will acquire 100% of the outstanding shares of capital stock of JFA. JFA will become a wholly owned subsidiary of the Bank.

Pursuant to the terms of the stock purchase agreement, the Bank will pay an aggregate purchase price of $12.75 million. The purchase price may be adjusted upward or downward as described below and will be payable in four installments with $3.75 million being paid at closing (the “closing payment”) and $3.0 million paid following the first, second and third anniversaries of the closing (each an “installment payment”).

The $3.75 million closing payment will be adjusted downward if there is (i) any indebtedness outstanding at the closing date or (ii) a shortfall from the target working capital of JFA, determined as of closing. Full payment of each installment payment is contingent upon JFA achieving its target Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as adjusted to reflect the difference, if any, between Anchor Agency, Inc.’s EBITDA and pro-forma EBITDA, for each of the three 12‑month periods immediately following the closing date (each the “performance period”). Each installment payment will be adjusted downward if either: (i) there is a negative difference between JFA’s EBITDA and target EBITDA during the performance period or (ii) JFA experiences a decline in organic revenue by 5% or more for the performance period compared to the prior 12‑month period. Each installment payment, however, is subject to an earn-out adjustment (with no maximum amount) equal to 50% of the positive difference between JFA’s EBITDA and target EBITDA for each performance period so long as JFA has at least 10% organic revenue growth for the applicable performance period.

The transaction is subject to closing conditions, including receipt of final Bank board of trustees’ approval and that the two principals of JFA enter into three-year employment agreements with the Bank containing customary non-solicitation, non-piracy and non-acceptance covenants that will continue while the principals are employed with the Bank and for 48 months thereafter. The Bank currently anticipates that the transaction will be completed sometime late in the third calendar quarter of 2019.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Bank and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
•

inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in portfolio or sold in the secondary market;

•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to manage market risk, credit risk and operational risk;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	the imposition of tariffs or other domestic or international governmental polices impacting the value of the agricultural or other products of our borrowers;
•

our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	our compensation expense associated with equity benefits allocated or awarded to our employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10‑Q to reflect future events or developments.

Overview

Net Interest Income.  Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  The allowance for loan losses is increased through charges to the provision for loan losses.  Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable.  Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized.

Non-interest Income.  Our primary sources of non-interest income are banking fees and service charges, insurance, employee benefits and wealth management services income.  Our non-interest income also includes net gain or losses on sales and calls of securities, net gains in cash surrender value of bank owned life insurance, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

Non-Interest Expenses.  Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising, federal deposit insurance premiums and other general and administrative expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for worker’s compensation and disability insurance, health insurance, retirement plans and other employee benefits, as well as commissions and other incentives.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets or the expected lease terms, if shorter.

Data processing expenses are fees we pay to third parties for use of their software and for processing customer information, deposits and loans.

Advertising includes most marketing expenses including multi-media advertising (public and in-store), promotional events and materials, civic and sales focused memberships, and community support.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for professional services, office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

Income Tax Expense.  Our income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses.  The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the relevant balance sheet date. The amount of the allowance is based on significant estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial percentage of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly affect the valuation of a property securing a loan and the related allowance determined. Management carefully reviews the assumptions supporting such appraisals to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs an evaluation of the adequacy of the allowance for loan losses at least quarterly. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

The evaluation has specific and general components. The specific component relates to loans that are deemed to be impaired and classified as special mention, substandard, doubtful, or loss. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

Income Taxes.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  We recognize interest and/or penalties related to income tax matters in other expense.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any.  At March 31, 2019, no valuation allowance was required.

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings.

Fair Value Measurements. The fair value of a financial instrument is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the particular asset or liability in an orderly transaction between market participants on the measurement date. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices as of the measurement date are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded.

Investment Securities. Available-for-sale and held-to-maturity securities are reviewed by management on a quarterly basis, and more frequently when economic or market conditions warrant, for possible other-than-temporary impairment.  In determining other-than-temporary impairment, management considers many factors, including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospectus of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Bank has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statement of income.  The assessment of whether other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.  In order to determine other-than-temporary impairment for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. Other-than-temporary impairment is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Pension Obligations.   We maintain a non-contributory defined benefit pension plan covering substantially all of our full-time employees. The benefits are developed from actuarial valuations and are based on the employee’s years of service and compensation. Actuarial assumptions such as interest rates, expected return on plan assets, turnover, mortality and rates of future compensation increases have a significant impact on the costs, assets and liabilities of the plan. Pension expense is the net of service cost, interest cost, return on plan assets and amortization of gains and losses not immediately recognized.

Average Balances and Yields

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable.

	For the Three Months Ended March 31,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,035,755	$12,438	4.96%	$979,782	$11,046	4.65%
Securities	106,885	649	2.49%	81,953	352	1.75%
Interest-earning deposits	69,282	489	2.89%	111,811	432	1.58%
Other	1,143	23	8.42%	780	13	6.93%
Total interest-earning assets	1,213,065	13,599	4.62%	1,174,326	11,843	4.15%
Non-interest-earning assets	121,458			105,126
Total assets	$1,334,523			$1,279,452

Interest-bearing liabilities:
Demand deposits	$114,753	$82	0.29%	$119,584	$73	0.25%
Savings deposits	244,755	31	0.05%	240,213	30	0.05%
Money market deposits	331,140	461	0.57%	330,361	305	0.37%
Certificates of deposit	128,205	509	1.62%	129,023	371	1.17%
Total interest-bearing deposits	818,853	1,083	0.54%	819,181	779	0.39%
Borrowings	5,778	38	2.69%	222	1	1.84%
Other	3,719	18	1.98%	2,803	14	2.04%
Total interest-bearing liabilities	828,350	1,139	0.56%	822,206	794	0.39%
Non-interest-bearing liabilities	377,012			347,192
Total liabilities	1,205,362			1,169,398
Total net worth	129,161			110,054
Total liabilities and net worth	$1,334,523			$1,279,452
Net interest income		$12,460			$11,049
Net interest rate spread (1)			4.07%			3.76%
Net interest-earning assets (2)	$384,715			$352,120
Net interest margin (3)			4.23%			3.87%
Average interest-earning assets to interest-bearing liabilities	146.44%			142.83%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Nine Months Ended March 31,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,026,735	$36,899	4.82%	$964,073	$32,197	4.47%
Securities	110,437	1,918	2.32%	79,317	926	1.56%
Interest-earning deposits	61,776	1,061	2.29%	89,306	954	1.43%
Other	1,125	54	6.44%	796	49	8.28%
Total interest-earning assets	1,200,073	39,932	4.46%	1,133,492	34,126	4.03%
Non-interest-earning assets	114,443			102,640
Total assets	$1,314,516			$1,236,132

Interest-bearing liabilities:
Demand deposits	$108,053	$247	0.30%	$104,098	$171	0.22%
Savings deposits	244,453	94	0.05%	240,653	93	0.05%
Money market deposits	330,986	1,241	0.50%	325,122	873	0.36%
Certificates of deposit	127,397	1,404	1.47%	129,316	1,085	1.12%
Total interest-bearing deposits	810,889	2,986	0.49%	799,189	2,222	0.37%
Borrowings	5,365	107	2.67%	201	2	1.33%
Other	6,529	100	2.05%	3,498	51	1.95%
Total interest-bearing liabilities	822,783	3,193	0.52%	802,888	2,275	0.38%
Non-interest-bearing liabilities	366,809			325,292
Total liabilities	1,189,592			1,128,180
Total net worth	124,924			107,952
Total liabilities and net worth	$1,314,516			$1,236,132
Net interest income		$36,739			$31,851
Net interest rate spread (1)			3.94%			3.65%
Net interest-earning assets (2)	$377,290			$330,604
Net interest margin (3)			4.10%			3.76%
Average interest-earning assets to interest-bearing liabilities	145.86%			141.18%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior two columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2019 vs. 2018			2019 vs. 2018
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$644	$746	$1,390	$2,159	$2,543	$4,702
Securities	125	172	297	442	550	992
Interest-earning deposits	(442)	500	58	(485)	592	107
Other	7	4	11	22	(17)	5
Total interest-earning assets	334	1,422	1,756	2,138	3,668	5,806

Interest-bearing liabilities:
Demand deposits	(8)	17	9	7	69	76
Savings deposits	1	—	1	2	(1)	1
Money market deposits	1	155	156	16	352	368
Certificates of deposit	(7)	145	138	(27)	346	319
Total interest-bearing deposits	(13)	317	304	(2)	766	764
Borrowings	36	1	37	101	4	105
Other	5	(1)	4	46	3	49
Total interest-bearing liabilities	28	317	345	145	773	918
Change in net interest income	$306	$1,105	$1,411	$1,993	$2,895	$4,888

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Total Assets.  Total assets increased $101.4 million, or 7.9%, to $1.39 billion at March 31, 2019 from $1.28 billion at June 30, 2018.  The increase was due primarily to increases of $54.7 million, or 5.6%, in net loans, $36.5 million, or 30.4%, in cash and cash equivalents, and $6.1 million, or 6.9%, in available for sale securities.

Cash and Cash Equivalents.  Total cash and cash equivalents increased $36.5 million, or 30.4%, to $156.8 million at March 31, 2019 from $120.3 million at June 30, 2018.  This increase resulted primarily from growth of our deposits.

Securities Available for Sale.  Total securities available for sale increased $6.1 million, or 6.9%, to $94.2 million at March 31, 2019 from $88.1 million at June 30, 2018.  The increase was primarily due to an $11.1 million increase in U.S. government and agency obligations, partially offset by a decrease of $4.4 million in municipal obligations.

Securities Held to Maturity.  Total securities held to maturity decreased $1.2 million, or 22.2%, to $4.1 million at March 31, 2019 from $5.3 million at June 30, 2018.  The decrease was primarily due to maturities and paydowns of municipal obligations.

Net Loans.  Net loans increased $54.7 million, or 5.6%, to $1.04 billion at March 31, 2019 from $985.9 million at June 30, 2018.  The increase was primarily due to an increase in one- to four-family residential mortgage loans of $31.5 million, or 12.6%, to $281.1 million at March 31, 2019 from $249.6 million at June 30, 2018, and an increase in commercial real estate loans of $27.8 million, or 7.4%, to $403.7 million at March 31, 2019 from $375.9 million at June 30, 2018. In addition, consumer loans increased $7.2 million, or 48.1%, to $22.2 million at March 31, 2019 from $15.0 million at June 30, 2018. These increases were partially offset by a decrease in commercial and industrial loans of $8.5 million, or 4.4%, to $185.7 million at March 31, 2019 from $194.2 million at June 30, 2018, and a decrease in commercial construction loans of $3.8 million, or 4.4%, to $80.8 million at March 31, 2019 from $84.6 million at June 30, 2018.  The increase in one- to four-family residential mortgage loans resulted primarily from purchases from Homestead Funding Corp., an unaffiliated mortgage banking company, and reflected management’s desire to maintain an appropriate balance in the overall loan portfolio between commercial and non-commercial lending.  The increase in commercial real estate loans resulted from new relationships as well as certain commercial construction loans that converted to permanent financing upon completion of construction, which also accounted for the decrease in commercial construction loans.  The increase in consumer loans reflected an increase in personal loans to the owners of certain commercial businesses. The decrease in commercial and industrial loans reflected principal reductions in the portfolio based on the time of the year.

Deposits.  Total deposits increased $93.6 million, or 8.1%, to $1.24 billion at March 31, 2019 from $1.15 billion at June 30, 2018.  The increase in deposits reflected an increase in non-interest-bearing demand accounts of $35.2 million, or 10.2%, to $380.2 million at March 31, 2019 from $345.0 million at June 30, 2018, an increase in interest-bearing demand accounts of $25.1 million, or 25.8%, to $122.3 million at March 31, 2019 from $97.2 million at June 30, 2018, an increase in money market accounts of $20.6 million, or 6.2%, to $355.5 million at March 31, 2019 from $334.9 million at June 30, 2018 and an increase in savings accounts of $12.7 million, or 5.2%, to $256.8 million at March 31, 2019 from $244.1 million at June 30, 2018.  The increase in deposits was primarily due to seasonality and growth in municipal deposits with March being one of the seasonal high points during each year for the deposit balances of many municipal customers.

Borrowings.  There were no borrowings outstanding at either March 31, 2019 or June 30, 2018.

Total Net Worth.  Total net worth increased $13.7 million, or 11.6%, to $131.8 million at March 31, 2019 from $118.1 million at June 30, 2018.  The increase was due to net income of $14.0 million for the nine months ended March 31, 2019, offset in part by an increase of $322,000 in accumulated other comprehensive loss on our available for sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General.  Net income increased by $1.4 million, or 39.9%, to $4.8 million for the three months ended March 31, 2019 from $3.4 million for the three months ended March 31, 2018.  The increase was primarily due to a $1.4 million increase in net interest income combined with an $882,000 increase in non-interest income, partially offset by a $423,000 increase in non-interest expense, a $387,000 increase in income tax expense and a $120,000 increase in the provision for loan losses.

Interest and Dividend Income.  Interest and dividend income increased $1.8 million, or 14.8%, to $13.6 million for the three months ended March 31, 2019, from $11.8 million for the three months ended March 31, 2018 due to increases in interest income on loans and securities.  The increase primarily reflected a 47 basis points increase in the average yield on interest-earning assets to 4.62% for the three months ended March 31, 2019, from 4.15% for the three months ended March 31, 2018, and to a lesser degree a $38.7 million increase in the average balance of interest-earning assets for the three months ended March 31, 2019 as compared to the prior year period.

Interest income on loans increased $1.4 million, or 12.6%, to $12.4 million for the three months ended March 31, 2019 from $11.0 million for the three months ended March 31, 2018. The increase in interest income on loans was due primarily to a 31 basis points increase in the average yield on loans to 4.96% for the three months ended March 31, 2019 from 4.65% for the three months ended March 31, 2018, combined with a $56.0 million increase in the average balance of loans to $1.04 billion for the three months ended March 31, 2019 from $979.8 million for the three months ended March 31, 2018. The increase in the average yield was due to our originating and purchasing new loans at higher market rates of interest and the upward adjustment of the interest rates on our existing adjustable-rate loans as a result of the rising interest rate environment, while the increase in the average balance of loans was due to our continued efforts to increase our loan portfolio.

Interest income on securities increased $297,000 to $649,000 for the three months ended March 31, 2019 from $352,000 for the three months ended March 31, 2018. The increase in interest income on securities was due to a 74 basis points increase in the average yield to 2.49% for the three months ended March 31, 2019 from 1.75% for the three months ended March 31, 2018, and a $24.9 million increase in the average balance of securities to $106.9 million for the three months ended March 31, 2019 from $82.0 million for the three months ended March 31, 2018.  The increase in both the average yield and average balance of securities was primarily due to both increased market rates of interest and investing excess cash in interest-earning assets having higher yields.

Interest Expense.  Interest expense increased $345,000, or 43.5%, to $1.1 million for the three months ended March 31, 2019 from $794,000 for the three months ended March 31, 2018 due to increases in interest expense on deposits and borrowings.  The increase primarily reflected a 17 basis points increase in the average cost of interest-bearing liabilities to 0.56% for the three months ended March 31, 2019 from 0.39% for the three months ended March 31, 2018, and a $6.1 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $302,000, or 38.1%, to $1.1 million for the three months ended March 31, 2019 from $793,000 for the three months ended March 31, 2018. The increase in interest expense on interest-bearing deposits was due primarily to a 15 basis points increase in the average cost of interest-bearing deposits to 0.54% for the three months ended March 31, 2019 from 0.39% for the same period in the prior year, partially offset by a $328,000 decrease in the average balance of deposits to $818.9 million for the three months ended March 31, 2019 from $819.2 million for the three months ended March 31, 2018.  The increase in the average cost of deposits reflected a rising interest rate environment as well as competition from other financial service providers operating in our market.

Interest expense on Federal Home Loan Bank borrowings increased $37,000 to $38,000 for the three months ended March 31, 2019 compared to the prior year period.  The increase was due primarily to a $5.6 million increase in the average balance of Federal Home Loan Bank of New York advances to $5.8 million for the three months ended March 31, 2019 from $222,000 for the three months ended March 31, 2018, and an 85 basis points increase in the average cost of Federal Home Loan Bank of New York advances to 2.69% for the three months ended March 31, 2019 from 1.84% for the three months ended March 31, 2018.  Early in the three-month period ended March 31, 2019, we increased the amount of our Federal Home Loan Bank of New York borrowings in order to increase our short-term liquidity due to a loss of seasonal municipal deposits.

Net Interest Income.  Net interest income increased $1.4 million, or 12.8%, to $12.5 million for the three months ended March 31, 2019 compared to $11.1 million for the three months ended March 31, 2018.  The increase reflected a 31 basis points increase in the net interest rate spread to 4.07% for the three months ended March 31, 2019 from 3.76% for the three months ended March 31, 2018, combined with a $32.6 million increase in the average balance of net interest-earning assets to $384.7 million for the three months ended March 31, 2019 from $352.1 million for the three months ended March 31, 2018.  The net interest margin increased 36 basis points to 4.23% for the three months ended March 31, 2019 from 3.87% for the three months ended March 31, 2018, reflecting the growth of our net interest-earning assets.

Provision for Loan Losses.  We recorded a provision for loan losses of $570,000 for the three months ended March 31, 2019 compared to $450,000 for the three months ended March 31, 2018.  The increase in the provision reflected management’s assessment of the loss inherent in our loan portfolio, the growth of the commercial real estate, one- to four-family residential mortgage, and consumer loan portfolios, and increased levels of charge-offs and non-performing assets.  Non-performing assets increased to $13.1 million, or 0.94% of total assets, at March 31, 2019, compared to $9.0 million, or 0.69% of total assets, at March 31, 2018.  Net charge-offs increased to $100,000 for the three months ended March 31, 2019, compared to $39,000 for the three months ended March 31, 2018.  The allowance for loan losses was $14.1 million, or 1.34% of loans outstanding, at March 31, 2019 and $12.9 million, or 1.30% of loans outstanding, at March 31, 2018.

Non-Interest Income.  Non-interest income increased $882,000, or 28.5%, to $4.0 million for the three months ended March 31, 2019 from $3.1 million for the three months ended March 31, 2018.  The increase was due primarily to a $716,000 increase in bank fees and service charges and a $94,000 increase in income attributable to our insurance and wealth management services.  Bank fees and service charges increased primarily due to commercial loan fees.  The increase in income attributable to our insurance and wealth management services during the three months ended March 31, 2019 reflected the acquisition in May 2018 of the assets of Ward Financial Management, LTD. Our assets under management increased to $522.7 million at March 31, 2019 from $221.2 million at March 31, 2018.

Non-Interest Expense.  Non-interest expense increased $423,000, or 4.6%, to $9.6 million for the three months ended March 31, 2019 from $9.2 million for the three months ended March 31, 2018.  The $423,000 increase was caused primarily by an $182,000 increase in salaries and employee benefits expense, a $153,000 increase in occupancy and equipment costs, and an $82,000 increase in data processing costs.  Salaries and employee benefits expense and occupancy and equipment costs increased during the three months ended March 31, 2019 as compared to the same prior year period due to annual salary increases, additional personnel acquired in the Ward Financial Management, LTD acquisition, and regular maintenance expenses for our branches. Data processing costs increased during the three months ended March 31, 2019 compared to the same prior year period due to an increase in transaction volumes.

Income Tax Expense.  Income tax expense increased $387,000, or 36.9%, to $1.4 million for the three months ended March 31, 2019 from $1.1 million for the three months ended March 31, 2018.  The increase was due primarily to an increase in our pre-tax income to $6.2 million for the three months ended March 31, 2019 compared to $4.5 million for the three months ended March 31, 2018. Our effective tax rate was 23.1% for the three months ended March 31, 2019 compared to 23.5% for the three months ended March 31, 2018.

Comparison of Operating Results for the Nine Months Ended March 31, 2019 and 2018

General.  Net income increased by $6.7 million, or 90.5%, to $14.0 million for the nine months ended March 31, 2019 from $7.4 million for the nine months ended March 31, 2018.  The increase was primarily due to a $4.9 million increase in net interest income, a $1.5 million increase in non-interest income, and a $1.7 million decrease in income tax expense, partially offset by a $1.0 million increase in non-interest expense, and a $380,000 increase in the provision for loan losses.

Interest and Dividend Income.  Interest and dividend income increased $5.8 million, or 17.0%, to $39.9 million for the nine months ended March 31, 2019, from $34.1 million for the nine months ended March 31, 2018 due to increases in interest income on loans and securities.  The increase primarily reflected a 43 basis points increase in the average yield on interest-earning assets to 4.46% for the nine months ended March 31, 2019, from 4.03% for the nine months ended March 31, 2018 combined with a $66.6 million increase in the average balance of interest-earning assets for the nine months ended March 31, 2019 compared to the prior year period.

Interest income on loans increased $4.7 million, or 14.6%, to $36.9 million for the nine months ended March 31, 2019 from $32.2 million for the nine months ended March 31, 2018. The increase in interest income on loans was primarily due to a 35 basis points increase in the average yield on loans to 4.82% for the nine months ended March 31, 2019 from 4.47% for the nine months ended March 31, 2018, combined with a $62.7 million increase in the average balance of loans to $1.03 billion for the nine months ended March 31, 2019 from $964.1 million for the nine months ended March 31, 2018.  The increase in the average yield was due to our originating and purchasing new loans at higher market rates of interest and the upward adjustment of the interest rates on our existing adjustable-rate loans as a result of the rising interest rate environment, while the increase in the average balance of loans was due to our continued efforts to increase our loan portfolio.

Interest income on securities increased $992,000 to $1.9 million for the nine months ended March 31, 2019 from $926,000 for the nine months ended March 31, 2018. The increase in interest income on securities was due to a 76 basis points increase in the average yield to 2.32% for the nine months ended March 31, 2019 from 1.56% for the nine months ended March 31, 2018, and a $31.1 million increase in the average balance of securities to $110.4 million for the nine months ended March 31, 2019 from $79.3 million for the nine months ended March 31, 2018.  The increase in both the average yield and average balance of securities was primarily due to both increased market rates of interest and investing excess cash in interest-earning assets with higher yields.

Interest Expense.  Interest expense increased $918,000, or 40.4%, to $3.2 million for the nine months ended March 31, 2019 from $2.3 million for the nine months ended March 31, 2018 due to increases in interest expense on deposits and borrowings.  The increase primarily reflected a 14 basis points increase in the average cost of interest-bearing liabilities to 0.52% for the nine months ended March 31, 2019 from 0.38% for the nine months ended March 31, 2018, and a $19.9 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $769,000, or 33.8%, to $3.0 million for the nine months ended March 31, 2019 from $2.3 million for the nine months ended March 31, 2018. The increase in interest expense on interest-bearing deposits was primarily due to a 12 basis points increase in the average cost of interest-bearing deposits to 0.49% for the nine months ended March 31, 2019 from 0.37% for the same period in the prior year, along with a $11.7 million increase in the average balance of deposits to $810.9 million for the nine months ended March 31, 2019 from $799.2 million for the nine months ended March 31, 2018. The increase in the average balance of deposits was due to our focus on increasing core deposits obtained from our business and municipal customers. The increase in the average cost of deposits reflected a rising interest rate environment as well as competition from other financial service providers operating in our market.

Interest expense on Federal Home Loan Bank borrowings increased $105,000, to $107,000 for the nine months ended March 31, 2019 compared to the prior year period.  The increase was due primarily to a $5.2 million increase in the average balance of Federal Home Loan Bank of New York advances to $5.4 million for the nine months ended March 31, 2019 from $201,000 for the nine months ended March 31, 2018, and a 134 basis points increase in the average cost of Federal Home Loan Bank of New York advances to 2.67% for the nine months ended March 31, 2019 from 1.33% for the nine months ended March 31, 2018.  From November 2018 through January 2019, we increased the amount of Federal Home Loan Bank of New York borrowings in order to increase our short-term liquidity due to a loss of seasonal municipal deposits.

Net Interest Income.  Net interest income increased $4.8 million, or 15.3%, to $36.7 million for the nine months ended March 31, 2019 compared to $31.9 million for the nine months ended March 31, 2018.  The increase reflected a 29 basis points increase in the net interest rate spread to 3.94% for the nine months ended March 31, 2019 from 3.65% for nine months ended March 31, 2018, combined with a $46.7 million increase in the average balance of net interest-earning assets to $377.3 million for the nine months ended March 31, 2019 from $330.6 million for the nine months ended March 31, 2018.  The net interest margin increased 34 basis points to 4.10% for the nine months ended March 31, 2019 from 3.76% for the nine months ended March 31, 2018, reflecting the growth of our net interest-earning assets.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.8 million for the nine months ended March 31, 2019 compared to $1.4 million for the nine months ended March 31, 2018.  The increase in the provision reflected management’s assessment of the loss inherent in our loan portfolio, the growth of the commercial real estate, one- to four-family residential mortgage, and consumer loan portfolios, and increased levels of charge-offs and non-performing assets.  Net charge-offs increased to $1.2 million for the nine months ended March 31, 2019, compared to $272,000 for the nine months ended March 31, 2018. Net charge-offs for the nine months ended March 31, 2019, included partial charge-offs totaling $1.0 million related to two borrower relationships consisting of commercial and industrial loans. Non-performing assets increased to $13.1 million, or 0.94% of total assets at March 31, 2019, compared to $9.0 million, or 0.69% of total assets at March 31, 2018.  The allowance for loan losses was $14.1 million, or 1.34% of loans outstanding at March 31, 2019, and $12.9 million, or 1.30% of loans outstanding at March 31, 2018.

Non-Interest Income.  Non-interest income increased $1.4 million, or 16.2%, to $10.5 million for the nine months ended March 31, 2019 from $9.1 million for the nine months ended March 31, 2018.  The increase was primarily due to a $1.1 million increase in bank fees and service charges and a $990,000 increase in income attributable to our insurance and wealth management services, partially offset by a $457,000 increase in the loss on the disposal of assets and a decrease of $135,000 in net gain on securities transactions.  Bank fees and service charges increased primarily due to commercial loan fees.  The increase in income attributable to our insurance and wealth management services reflected the acquisition in May 2018 of the assets of Ward Financial Management, LTD during the nine months ended March 31, 2019. Our assets under management increased to $522.7 million at March 31, 2019 from $221.2 million at March 31, 2018. The increase in the loss on the disposal of assets was primarily the result of the sale of a branch location during the nine months ended March 31, 2019. Net gain on securities sales decreased during the nine months ended March 31, 2019 as we had no sales during such period.

Non-Interest Expense.  Non-interest expense increased $1.0 million, or 3.7%, to $28.2 million for the nine months ended March 31, 2019 from $27.2 million for the nine months ended March 31, 2018.  The $1.0 million increase was caused primarily by a $634,000 increase in salaries and employee benefits expense, a $302,000 increase in occupancy and equipment costs, and a $196,000 increase in advertising and marketing expenses.  Salaries and employee benefits expense and occupancy and equipment costs increased during the nine months ended March 31, 2019 compared to the same prior year period due to annual salary increases, additional personnel acquired in the Ward Financial Management, LTD acquisition, and regular maintenance expenses for our branches. Advertising and marketing expenses increased due to sponsorships with community organizations during the nine months ended March 31, 2019.

Income Tax Expense.  Income tax expense decreased $1.7 million, or 33.7%, to $3.3 million for the nine months ended March 31, 2019 from $5.0 million for the nine months ended March 31, 2018.  The decrease resulted from the lower effective federal corporate tax rate under the Tax Cuts and Jobs Act, which became effective on January 1, 2018.  The Tax Cuts and Jobs Act reduced the federal corporate income tax rate from 35% to 21%.  Our effective tax rate was 19.2% for the nine months ended March 31, 2019 compared to 40.5% for the nine months ended March 31, 2018. Income tax expense for the nine months ended March 31, 2019 also reflected a $580,000 tax benefit related to the final evaluation of our net deferred tax assets in connection with the federal income tax rate reduction resulting from the Tax Cuts and Jobs Act. The income tax expense decrease was partially offset by an increase in our pre-tax income to $17.3 million for the nine months ended March 31, 2019 from $12.4 million for the nine months ended March 31, 2018. In addition, income tax expense for the nine months ended March 31, 2018 included a $1.2 million charge related to the revaluation of our net deferred tax assets following the enactment of the Tax Cuts and Jobs Act.

Stock Purchase Agreement with Jaeger & Flynn Associates, Inc.

On April 24, 2019, the Bank entered into a stock purchase agreement with Jaeger & Flynn Associates, Inc., a New York insurance agency (“JFA”), which provides employee benefits products and services, commercial and personal insurance products, and human resources consulting services. Pursuant to the stock purchase agreement, the Bank will acquire 100% of the outstanding shares of capital stock of JFA. JFA will become a wholly owned subsidiary of the Bank.

Pursuant to the terms of the stock purchase agreement, the Bank will pay an aggregate purchase price of $12.75 million.  The purchase price may be adjusted upward or downward as described below and will be payable in four installments with $3.75 million being paid at closing (the “closing payment”) and $3.0 million paid following the first, second and third anniversaries of the closing (each an “installment payment”).

The $3.75 million closing payment will be adjusted downward if there is (i) any indebtedness outstanding at the closing date or (ii) a shortfall from the target working capital of JFA, determined as of closing.  Full payment of each installment payment is contingent upon JFA achieving its target Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as adjusted to reflect the difference, if any, between Anchor Agency, Inc.’s EBITDA and pro-forma EBITDA, for each of the three 12‑month periods immediately following the closing date (each the “performance period”).  Each installment payment will be adjusted downward if either: (i) there is a negative difference between JFA’s EBITDA and target EBITDA during the performance period or (ii) JFA experiences a decline in organic revenue by 5% or more for the performance period compared to the prior 12‑month period.  Each installment payment, however, is subject to an earn-out adjustment (with no maximum amount) equal to 50% of the positive difference between JFA’s EBITDA and target EBITDA for each performance period so long as JFA has at least 10% organic revenue growth for the applicable performance period.

The transaction is subject to closing conditions, including receipt of final Bank board of trustees’ approval and that the two principals of JFA enter into three-year employment agreements with the Bank containing customary non-solicitation, non-piracy and non-acceptance covenants that will continue while the principals are employed with the Bank and for 48 months thereafter. The Bank currently anticipates that the transaction will be completed sometime late in the third calendar quarter of 2019.

Asset Quality and Allowance for Loan Losses

Asset Quality. Loans are reviewed on a regular basis.  Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent.  When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and is in the process of collection.  When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair market value, less estimated costs to sell.  Any excess of the recorded value of the loan over the fair market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense in the current period.  After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  Non-accrual loans include non-accruing troubled debt restructurings of $198,000 and  $235,000 at March 31, 2019 and June 30, 2018, respectively.

	At	At
	March 31,	June 30,
	2019	2018
	(Dollars in thousands)

Non-accrual loans:
Commercial real estate	$5,395	$2,236
Commercial and industrial	82	705
Commercial construction	1,383	—
One- to four-family residential real estate	4,480	3,834
Home equity loans and lines of credit	1,481	970
Consumer	—	—
Total non-accrual loans	12,821	7,745

Accruing loans past due 90 days or more:
Commercial real estate	54	180
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	—	1,232
Home equity loans and lines of credit	85	330
Consumer	19	24
Total accruing loans past due 90 days or more	158	1,766

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	105	—
Home equity loans and lines of credit	—	72
Consumer	—	—
Total real estate owned	105	72

Total non-performing assets	$13,084	$9,583

Total accruing troubled debt restructured loans	$—	$—

Total non-performing loans to total loans	1.23%	0.95%
Total non-performing assets to total assets	0.94%	0.75%

During the nine months ended March 31, 2019, non-accruing loans increased primarily with respect to one commercial real estate loan totaling $3.2 million and one commercial construction loan totaling $1.4 million both of which became non-accruing during the period.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for loans that are individually classified as impaired are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with national and regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, historical loss experience, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other qualitative and quantitative factors which could affect potential credit losses.

In addition, the New York State Department of Financial Services (the “NYSDFS”) and the Federal Deposit Insurance Corporation periodically review our allowance for loan losses and as a result of such reviews, we may have to adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Nine Months Ended March 31,
	2019		2018
	(Dollars in thousands)

Allowance at beginning of period	$13,510		$11,820
Provision for loan losses	1,780		1,400

Charge offs:
Commercial real estate	—		124
Commercial and industrial	1,046		53
Commercial construction	—		—
One- to four-family residential real estate	56		—
Home equity loans and lines of credit	—		17
Consumer	151		120
Total charge-offs	1,253		314

Recoveries:
Commercial real estate	—		—
Commercial and industrial	—		—
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	—		2
Consumer	32		40
Total recoveries	32		42

Net charge-offs	1,221		272

Allowance at end of period	$14,069		$12,948

Allowance to non-performing loans	108.40%		144.48%
Allowance to total loans outstanding at the end of the period	1.34%		1.30%
Net charge-offs to average loans outstanding during the period	0.16	%(1)	0.04	%(1)

(1)	Annualized.

During the nine months ended March 31, 2019, our total charge-offs of $1.3 million were primarily related to partial charge-offs of two commercial and industrial loan relationships totaling $1.0 million secured by accounts receivable and business assets.

Liquidity and Capital Resources

Liquidity.  Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities.  We also have the ability to borrow from the Federal Home Loan Bank of New York.  At March 31, 2019, we had the ability to borrow up to $375.7 million, of which $224.0 million was utilized as collateral for letters of credit issued to secure municipal deposits.  At March 31, 2019, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance.

The board of trustees is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any period.  At March 31, 2019, cash and cash equivalents totaled $156.8 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $94.2 million at March 31, 2019.

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Certificates of deposit due within one year of March 31, 2019 totaled $61.2 million, or 4.92%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources.  We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation.  At March 31, 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

The Bank and Pioneer Commercial Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Basel III transitional rules became effective for the Bank and Pioneer Commercial Bank on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50% for 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. The federal banking agencies have proposed the Community Bank Leverage Ratio be set 9%. A financial institution can elect to be subject to this new definition. However, until the federal banking agencies finalize the proposed rule, the Basel III rules remain in effect.

As of March 31, 2019, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Savings Bank:
	March 31, 2019
Tier 1 (leverage) capital	$131,779	9.94%	$53,414	4.00%	N/A	N/A	$66,768	5.00%
Risk-based capital
Common Tier 1	$131,779	12.51%	$47,389	4.50%	$73,716	7.00%	$68,450	6.50%
Tier 1	$131,779	12.51%	$63,185	6.00%	$89,512	8.50%	$84,246	8.00%
Total	$145,231	13.79%	$84,246	8.00%	$110,574	10.50%	$105,308	10.00%

	June 30, 2018
Tier 1 (leverage) capital	$116,675	9.17%	$50.896	4.00%	N/A	N/A	$63,619	5.00%
Risk-based capital
Common Tier 1	$116,675	11.59%	$45,298	4.50%	$64,173	6.375%	$65,431	6.50%
Tier 1	$116,675	11.59%	$60,398	6.00%	$79,272	7.875%	$80,531	8.00%
Total	$129,494	12.86%	$80,531	8.00%	$99,405	9.875%	$100,663	10.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements.  We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  The financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Our exposure to credit loss is represented by the contractual amount of the instruments.  We use the same credit policies in making commitments as we do for on-balance sheet instruments.

At March 31, 2019, we had $290.2 million of commitments to originate or purchase loans, comprised of $223.0 million of commitments under commercial loans and lines of credit (including $92.7 million of unadvanced portions of commercial construction loans), $46.6 million of commitments under home equity loans and lines of credit, $12.2 million of commitments to purchase one- to four-family residential real estate loans and $8.4 million of unfunded commitments under consumer lines of credit. In addition, at March 31, 2019, we had $31.7 million in standby letters of credit outstanding.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP.  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information relating to this item.

Item 4 – Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s  rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of March 31, 2019, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a‑15 and 15d‑15(e) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s  rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the third quarter of the fiscal year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

As of March 31, 2019, the Company is not currently a named party in a legal proceeding, the outcome of which would have a material effect on the financial condition or results of operations of the Company.

Item 1A – Risk Factors

A smaller reporting company is not required to provide the information relating to this item.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a‑14(a) / 15d‑14(a) Certification of the Chief Executive Officer
31.2	Rule 13a‑14(a) / 15d‑14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10‑Q for the three and nine months ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (loss), (iv) the Consolidated Statements of Changes in Net Worth, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

June 21, 2019	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

June 21, 2019	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer