Form 10-K
period 2019-06-30
Pioneer Bancorp, Inc./MD
filed 2019-12-10
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to  _______________

Commission File Number: 001‑38991

Pioneer Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	83‑4274253
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

652 Albany Shaker Road, Albany New York	12211
(Address of principal executive offices)	(Zip code)

(518) 730‑3999

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	PBFS	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

Yes ☐   No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $14.75 as of July 18, 2019 (the first day of trading in the registrant’s common stock), was $166.3 million.

As of December 9, 2019 there were 25,977,679 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

PART I

ITEM 1.Business

Explanatory Note

Pioneer Bancorp, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in March 2019 to serve as the subsidiary stock holding company for Pioneer Bank upon the reorganization of Pioneer Bank into the mutual holding company structure. As of June 30, 2019, the reorganization had not been completed. It was completed effective July 17, 2019. As of June 30, 2019, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited consolidated financial statements, and other financial information, contained in this Annual Report on Form 10‑K relates solely to Pioneer Bank.

Forward Looking Statements

This Annual Report on Form 10‑K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition within our market area that is stronger than expected;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	changes in our partnership with a third-party mortgage banking company;
•	our ability to continue to implement our business strategies;

•	competition among depository and other financial institutions;
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

•	changes in consumer spending, borrowing and savings habits;
•	our ability to maintain our reputation;
•	our ability to prevent or mitigate fraudulent activity;
•	changes in cost of legal expenses, including defending against significant litigation;
•	our ability to regain compliance with Nasdaq Listing Rule 5250(c)(1);
•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Pioneer Bancorp, Inc.

Pioneer Bancorp, Inc. is a Maryland corporation that was organized in March 2019 and owns all of the issued and outstanding capital stock of Pioneer Bank. On July 17, 2019, Pioneer Bancorp, Inc., became the holding company for

Pioneer Bank, when it closed its stock offering in connection with the completion of the reorganization of Pioneer Bank into the two-tier mutual holding company form of organization. Pioneer Bancorp, Inc. sold 11,170,402 shares of common stock at a price of $10.00 per share to depositors of Pioneer Bank for net proceeds of $109.1 million, issued 14,287,723 shares of common stock to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock to the Pioneer Bank Charitable Foundation. Pioneer Bancorp, Inc.’s common stock is traded on the Nasdaq Capital Market under the symbol “PBFS.”

As a result of the completed minority stock offering, Pioneer Bancorp, Inc. files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as Pioneer Bancorp, Inc. that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from Pioneer Bank’s website (www.pioneerbanking.com), on the “Investor Relations” page, without charge from Pioneer Bancorp, Inc.

The executive offices of Pioneer Bancorp, Inc. are located at 652 Albany Shaker Road, Albany, New York 12211, and its telephone number is (518) 730‑3999. Pioneer Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York Department of Financial Services (the “NYSDFS”).

Pioneer Bancorp, MHC

Pioneer Bancorp, MHC was formed as a New York mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of Pioneer Bancorp, Inc.’s common stock.

Pioneer Bancorp, MHC’s principal assets are the common stock of Pioneer Bancorp, Inc. it received in the reorganization and offering and $100,000 in cash in initial capitalization. Presently, it is expected that the only business activity of Pioneer Bancorp, MHC will be to own a majority of Pioneer Bancorp, Inc.’s common stock. Pioneer Bancorp, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under New York law, including investing in loans and securities. Pioneer Bancorp, MHC is subject to comprehensive regulation and examination by the Federal Reserve Board and NYSDFS.

Pioneer Bank

General

Founded in 1889, Pioneer Bank is a New York-chartered savings bank that operates 22 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties in New York. We consider these six counties, Schoharie County and the surrounding areas, as our primary market area for our business operations. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate commercial real estate loans, commercial and industrial loans, commercial construction loans and home equity loans and lines of credit and, to a lesser extent, consumer loans. Since January 2016, all of our one- to four-family residential real estate loans have been purchases through our relationship with Homestead Funding Corp., an unaffiliated mortgage banking company. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations and Federal Home Loan Bank of New York stock. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts. Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, Pioneer Commercial Bank. Pioneer Bank also sells commercial and consumer insurance products and employee benefit products and services through Anchor Agency, Inc., its insurance agency subsidiary, and provides wealth management services through its subsidiary, Pioneer Financial Services, Inc.

At June 30, 2019, we had consolidated total assets of $1.5 billion, total deposits of $1.3 billion and net worth of $135.0 million. Pioneer Bank is subject to comprehensive regulation and examination by the NYSDFS and the Federal Deposit Insurance Corporation. Our website address is www.pioneerbanking.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10‑K.

Market Area

Our primary market area encompasses Albany, Greene, Rensselaer, Saratoga, Schenectady, Schoharie and Warren Counties, which are located in the Capital Region of New York and include the cities of Albany, the capital of New York, Schenectady and Troy. Our offices are located in these counties and surrounding areas, with the exception of Schoharie County. The Capital Region has a diversified economy and representative industries include educational services, technology and health care, along with a strong state government workforce. Large employers in the Capital Region include General Electric, GlobalFoundries, the Golub Corporation, St. Peter’s Health Partners, Albany Medical Center, Regeneron Pharmaceuticals, Inc., the Rensselaer Polytechnic Institute and the State of New York.

The total population in our primary market area in 2019 is approximately 1.0 million, as estimated by Claritas Pop-Facts Advanced, which provides demographic data based on U.S. Census and other data sources. Of the seven counties in our market area, Saratoga County has the highest level of median household income, estimated at $83,671 in 2019 and projected to grow nearly 9.8% through 2024, and Schoharie County has the lowest median household income, estimated at $54,853 in 2019 and projected to grow 4.1% through 2024, compared to the 2019 estimated median household income of $64,894 and $60,336 for New York and the United States as a whole, respectively.

We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2019 (the latest date for which information is available), we had 4.30% of the FDIC insured deposit market share in Albany County among the 20 institutions with offices in the county, 17.83% of the FDIC insured deposit market share in Rensselaer County among the 11 institutions with offices in the county, 3.47% of the FDIC insured deposit market share in Saratoga County among the 16 institutions with offices in the county, 2.28% of the FDIC insured deposit market share in Greene County among the seven institutions with offices in the county, 4.74% of the FDIC insured deposit market share in Schenectady County among the 12 institutions with offices in the county and 0.83% of the FDIC insured deposit market share in Warren County among the 10 institutions with offices in the county. In all six counties, either New York City money center banks (e.g. JP Morgan Chase and Bank of America) or large regional banks (e.g., Key Bank, Citizens Bank, M&T Bank and TD Bank) have a large presence.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies, financial technology companies, specialty finance firms and technology companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. Our principal lending activity has been originating commercial real estate loans (including multi-family real estate loans), commercial and industrial loans, commercial construction loans and home equity loans and lines of credit. Beginning in January 2016, we entered into a strategic partnership with Homestead Funding Corp., a mortgage banking company, to outsource our residential mortgage loan originations, underwriting and closing processes. Through this partnership, we refer our customers to the mortgage banking company and then we decide whether we want to purchase the one- to four-family residential real estate loans originated by the mortgage banking company for our portfolio.

Our commercial lending efforts focus on the small-to-medium sized business market, targeting borrowers with outstanding loan balances that typically range between $2.5 million to $8.0 million. We focus primarily on commercial real estate loans, commercial and industrial loans and commercial construction loans in our market area. As part of the commercial lending strategy, we will continue to use our commercial relationships to increase our commercial transactional deposit accounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Commercial real estate	$414,375	38.9%	$375,852	37.7%	$399,074	42.3%	$293,445	36.8%	$268,369	39.1%
Commercial and industrial	183,262	17.2%	194,183	19.5%	179,908	19.1%	123,470	15.5%	102,588	14.9%
Commercial construction(1)	85,274	8.0%	84,569	8.5%	67,928	7.2%	96,223	12.1%	55,912	8.1%
One-to four-family residential real estate	281,388	26.4%	249,635	25.0%	202,733	21.5%	197,670	24.8%	173,421	25.2%
Home equity loans and lines of credit	80,258	7.5%	78,286	7.8%	76,132	8.1%	69,423	8.7%	69,215	10.1%
Consumer	21,482	2.0%	14,977	1.5%	18,042	1.9%	17,878	2.2%	17,562	2.6%
Total loans receivable	1,066,039	100.0%	997,502	100.0%	943,817	100.1%	798,109	100.1%	687,067	100.0%
Less:
Net deferred loan costs	2,398		1,910		765		695		740
Allowance for losses	(14,499)		(13,510)		(11,820)		(9,794)		(9,011)
Total loans receivable, net	$1,053,938		$985,902		$932,762		$789,010		$678,796

(1)

Represents amounts disbursed at June 30, 2019, 2018, 2017, 2016 and 2015. The undrawn amounts of the commercial construction loans totaled  $83.7 million,  $68.3 million, $76.8 million, $49.1 million and $21.5 million at June 30, 2019, 2018, 2017, 2016 and 2015, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

				One- to Four-
	Commercial Real	Commercial and	Commercial	Family
June 30, 2019	Estate	Industrial	Construction (1)	Residential
	(In thousands)
Amounts due in:
One year or less	$30,912	$103,585	$6,264	$134
More than one to five years	137,577	58,963	32,744	2,783
More than five years	245,886	20,714	46,266	278,471
Total	$414,375	$183,262	$85,274	$281,388

(1)	Includes commercial construction loans that convert to commercial real estate loans upon completion of the construction phase.

	Home Equity
	Loans and Lines
June 30, 2019	of Credit	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$71	$13,140	$154,106
More than one to five years	2,467	7,789	242,323
More than five years	77,720	553	669,610
Total	$80,258	$21,482	$1,066,039

The following table sets forth our fixed and adjustable-rate loans at June 30, 2019 that are contractually due after June 30, 2020.

	Due After June 30, 2020
	Fixed	Adjustable	Total
	(In thousands)
Commercial:
Commercial real estate	$60,131	$323,332	$383,463
Commercial and industrial	44,702	34,975	79,677
Commercial construction	7,004	72,006	79,010
One- to four-family residential real estate	231,825	49,429	281,254
Home equity loans and lines of credit	48,465	31,722	80,187
Consumer	2,076	6,266	8,342
Total loans	$394,203	$517,730	$911,933

Commercial Real Estate Loans.  At June 30, 2019, we had $414.4 million in commercial real estate loans, representing 38.9% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties, substantially all of which are located in our primary market area. At June 30, 2019, multi-family residential real estate loans, which are described below, totaled $72.4 million. Excluding multi-family loans, $102.7 million of our commercial real estate portfolio was owner-occupied real estate and $239.3 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of 10 years based on a 20‑year amortization schedule, and loan-to-value ratios of up to 80% (or 75% for non-owner occupied) of the appraised value of the property. Our typical commercial real estate loan has an adjustable rate which generally adjusts every five years that is indexed to the five-year Federal Home Loan Bank of New York amortizing advance indications, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have cash infusions of at least 10% of the loan amount or project cost and that properties with a loan in excess of $500,000 are subject to biennial inspections to verify if appropriate maintenance is being performed.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors. Personal guarantees are often obtained from commercial real estate borrowers. The borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to a single borrower or a group of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As a result, the nature of these loans makes them more difficult for management to monitor and evaluate.

At June 30, 2019, multi-family real estate loans, which we consider a sub-category of commercial real estate loans, totaled $72.4 million, or 17.5% of our commercial real estate loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units within our market area. We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally of up to 25 years (or 30 years if the age of the collateral is less than 10 years old), which may include balloon payments. Interest rates and payments on our adjustable-rate loans adjust generally every five years and generally are indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin.

In underwriting multi-family residential real estate loans, we consider several factors, which include a debt service coverage ratio of at least 120%, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans have loan-to-value ratios of up to 80% of the appraised value of the property securing the loans. The borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

If we foreclose on a multi-family real estate loan, the marketing and liquidation period to convert the real estate to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.

Commercial and Industrial Loans. We originate commercial loans and lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At June 30, 2019, commercial and industrial loans totaled $183.3 million, or 17.2% of our total loan portfolio. Customers for these loans include professional businesses, family-owned businesses and not for profit businesses. As part of our relationship-driven focus, we generally require our commercial borrowers to maintain a deposit account with us, which improves our interest rate spread, margin and overall profitability.

Commercial lending products include revolving lines of credit and term loans. Our commercial lines of credit are typically made with adjustable interest rates, indexed to either LIBOR or The Wall Street Journal Prime Rate, plus a margin, and we can demand repayment of the borrowed amount due at any time. Term loans are generally made with fixed interest rates, indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin, and are for terms up to 10 years. We focus our efforts on experienced, growing small- to medium-sized, privately-held companies with solid operating history and projected cash flow that operate in our market area.

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75% of the value of the collateral securing the loan. We generally do not make unsecured commercial and industrial loans. Personal guarantees are often obtained from commercial and industrial borrowers.

Commercial and industrial loans generally have greater credit risk than residential real estate loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans generally are made on the basis of the borrower’s ability to repay the loan from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We try to minimize these risks through our underwriting standards.

Commercial Construction Loans. We originate loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to fund infrastructure improvements. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At June 30, 2019, commercial construction loans totaled $85.3 million, or 8.0% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $83.7 million at June 30, 2019.

Our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually 12 to 24 months. The interest rate is generally a variable rate based on an index rate, typically The Wall Street Journal Prime Rate or LIBOR, plus a margin. At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full. However, our construction loans for the construction of one- to four-family residential developments do not convert to permanent residential real estate loans. Loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project.

Before making a commitment to fund a commercial construction loan, we require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.

One- to Four-Family Residential Real Estate Lending.  At June 30, 2019, $281.4 million, or 26.4%, of our total loan portfolio consisted of one- to four-family residential real estate loans. In January 2016, we entered into a strategic partnership with Homestead Funding Corp., an unaffiliated mortgage banking company, to outsource our residential mortgage loan originations, underwriting and closing processes. As a result, we no longer process this type of loan in-house; and instead residential mortgage loans are processed through Homestead Funding Corp. Pioneer Bank has no ownership interest in this company or any common employees or directors. Homestead Funding Corp.’s staff receives the loan referral from us and then handles the underwriting, processing and closing of the loan. One- to four-family residential real estate loans are funded by Homestead Funding Corp. with an option for Pioneer Bank to purchase the loan upon funding. Through our relationship with Homestead Funding Corp., we can assist applicants in obtaining financing from the mortgage banking company, but we are not required to commit to purchase or portfolio any loan originated by Homestead Funding Corp. The decision whether to acquire each loan is made at the time the borrower’s application is submitted to Homestead Funding Corp. and must generally comply with underwriting guidelines that we have approved.

However Pioneer Bank normally purchases such loans so long as they meet our underwriting standards. We may also purchase one- to four-family residential real estate loans from Homestead Funding Corp. to customers who were not referred to the mortgage banking company by Pioneer Bank.

For each purchased loan, we generally pay a fixed aggregate fee to Homestead Funding Corp. of 1.75% of the loan balance. This fixed aggregate fee is paid by us regardless of whether the loan was originated by the mortgage banking company directly or was due to our customer referral. We receive no fee for referring a customer to Homestead Funding Corp. For the year ended June 30, 2019, we purchased for our portfolio $57.7 million of loans originated through Homestead Funding Corp. As part of purchasing the loans, we typically acquire the servicing rights to the loans in order to best assist the customer relationship. The purchased loans are acquired from Homestead Funding Corp. without recourse or any right against the mortgage banking company to require the loans to be repurchased from us. The fixed aggregate fee we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed-rate single-family mortgage loans, as well as adjustable-rate single-family loans, with maturities up to 30 years. At June 30, 2019, our one- to four-family residential real estate loans consisted of $232.0 million of fixed-rate loans and $49.4 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area and many are underwritten according to Fannie Mae guidelines. We refer to loans that conform to the Fannie Mae guidelines as “conforming loans.”  We also purchase for our portfolio loans above the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at June 30, 2019 was $484,350 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At June 30, 2019, we had $50.1 million in jumbo loans.

Our purchased loans generally adhere to the following guidelines: (1) the loan is an owner-occupied one- to four-family residential real estate loan; (2) the loan does not provide for negative amortization of principal, such as “Option Arm” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan; (3) the loan is not an “interest only” mortgage loan; (4) the maximum loan term is 30 years; (5) the loan has a loan-to-value ratio up to a maximum of 90%, provided, however, that the loan-to-value ratio may exceed 90% as long as the borrower obtains private mortgage insurance; and (6) the borrower has a maximum debt-to-income ratio of 45%. We may, at our discretion, decide not to purchase a loan based on the income level of the borrower, the appraisal or any other information that is obtained in originating the loan. We do not purchase any “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Our purchased adjustable-rate residential real estate loans have interest rates that are fixed for an initial period ranging from one to 10 years. After the initial fixed period, the interest rate on adjustable-rate residential real estate loans is generally reset every year based upon a contractual spread or margin above the average yield on U.S. Treasury securities or LIBOR, adjusted to a constant maturity of one year, as published weekly by the Federal Reserve Board, subject to periodic and lifetime limitations on interest rate changes. All of our adjustable-rate residential real estate loans with initial fixed-rate periods of one, five, seven or 10 years have initial and periodic caps of 2% on interest rate changes, with a current cap of 5% over the life of the loan.

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied, one- to four-family residences. At June 30, 2019, outstanding home equity loans and equity lines of credit totaled $80.3 million, or 7.5% of total loans outstanding. At June 30, 2019, the unadvanced portion of home equity lines of credit totaled $40.3 million.

The underwriting standards used for home equity loans and home equity lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable. Home equity loans are offered with fixed rates of interest and with terms of up to 20 years. Our home equity lines of credit generally have 25‑year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to The Wall Street Journal Prime Rate.

Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At June 30, 2019, $29.1 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers.

Consumer Loans.  We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans primarily consist of personal loans to the owners of certain commercial businesses who have commercial loans with us, and to a lesser extent, loans on automobiles and overdraft accounts. At June 30, 2019, consumer loans were $21.5 million, or 2.0% of our total loan portfolio.

Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Originations, Purchases, Participations and Sales of Loans

Lending activities are conducted by our loan personnel operating at our main and branch office locations. We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above. However, we sell participations in loans to other financial institutions in which we generally act as the lead lender. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan. We primarily participate in commercial real estate loans (including multi-family real estate loans), commercial and industrial loans and commercial construction loans. From time to time, we may purchase participation interests in loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At June 30, 2019, the outstanding balances of our loan participations where we are not the lead lender totaled $63.9 million, of which $21.8 million were commercial or multi-family real estate loans, $24.9 million were commercial and industrial loans and $17.2 million were commercial construction loans.

Loan Approval Procedures and Authority

Pursuant to New York law, the aggregate amount of loans that Pioneer Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Pioneer Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At June 30, 2019, based on the 15% limitation, Pioneer Bank’s loans-to-one-borrower limit was approximately $21.9 million. On the same date, Pioneer

Bank had no borrowers with outstanding balances in excess of this amount. Following the completion of our mutual holding company reorganization and stock offering on July 18, 2019 and based on the 15% limitation, Pioneer Bank’s loans-to-one borrowing limit increased to approximately $28.9 million as of September, 30 2019.

Our lending is subject to written underwriting standards and origination procedures. Decisions on residential loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

Purchases of residential real estate loans up to $750,000 from Homestead Funding Corp. must be approved by one of the following officers: the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Administrative Officer, Retail Lending Officer or the Retail Loan Servicing Officer. Purchases of residential real estate loans greater than $750,000 must be approved by our board loan committee, which is comprised of all of the members of the board of directors.

For commercial loans, loans in excess of the commercial officers’ lending limits require approval from our staff loan committee, which is comprised of the President and Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Chief Banking Officer, Chief Risk Officer, Commercial Senior Vice Presidents, Commercial Vice Presidents and Commercial Loan Officers. The staff loan committee can approve individual loans of up to prescribed limits, depending on the type of the loan. Loans in excess of the Staff Loan Committee’s loan approval authority require the approval of our board of directors. Specifically, commercial real estate loans in excess of $6.0 million, commercial lines of credit in excess of $2.0 million and commercial loans with a new customer relationship in excess of $1.0 million must be approved by our board of directors.

Certain loans that involve policy exceptions must be approved by our board of directors.

We require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures.  System-generated late notices are mailed to a borrower after the late payment “grace period,” which is 15 days in the case of all loans secured by residential or commercial real estate and 15 days in the case of commercial and industrial and most consumer loans. A second notice will be mailed to a borrower if the loan remains past due after 30 days, and we attempt to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, we will issue a pre-foreclosure notice that will require the borrower to bring the loan current within 30 days in order to avoid the beginning of foreclosure proceedings for loans secured by residential real estate. Commercial real estate, commercial and industrial, commercial construction and consumer loans are managed on a loan by loan basis. Decisions to send a demand notice are based on conversations with the borrower to address the delinquency issues. A report of all loans 30 days or more past due is provided to the board of directors monthly.

Loans Past Due and Non-Performing Assets.  Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2019			2018			2017
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial:
Commercial real estate	$3	$—	$5,490	$634	$21	$2,083	$476	$2,135	$2,599
Commercial and industrial	—	—	42	1,346	45	659	61	—	7
Commercial construction	—	—	1,377	205	—	—	—	—	—
One- to four-family residential real estate	156	217	2,699	716	781	4,696	1,080	399	3,908
Home equity loans and lines of credit	476	318	988	205	385	1,183	462	58	1,028
Consumer	5	—	19	7	1	24	101	100	354
Total	$640	$535	$10,615	$3,113	$1,233	$8,645	$2,180	$2,692	$7,896

	At June 30,
	2016			2015
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Commercial:
Commercial real estate	$256	$535	$1,480	$—	$—	$1,593
Commercial and industrial	—	5	59	—	62	25
Commercial construction	—	—	—	—	—	—
One- to four-family residential real estate	1,188	7	3,270	1,233	41	3,188
Home equity loans and lines of credit	205	212	1,192	191	184	1,016
Consumer	314	144	300	127	139	441
Total	$1,963	$903	$6,301	$1,551	$426	$6,263

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-accrual loans include non-accruing troubled debt restructurings of $185,000, $235,000, $2.1 million, $768,000 and $836,000 as of June 30, 2019, 2018, 2017, 2016 and 2015, respectively.

	At June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$5,618	$2,236	$2,375	$1,386	$1,304
Commercial and industrial	42	705	3	59	25
Commercial construction	1,377	—	—	—	—
One- to four-family residential real estate	4,028	3,834	3,325	2,874	2,912
Home equity loans and lines of credit	1,497	970	899	955	678
Consumer	—	—	—	—	—
Total non-accrual loans	12,562	7,745	6,602	5,274	4,919

Accruing loans past due 90 days or more:
Commercial real estate	58	180	225	95	289
Commercial and industrial	—	—	4	—	—
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	—	1,232	583	395	276
Home equity loans and lines of credit	41	330	129	237	339
Consumer	19	24	354	300	441
Total accruing loans past due 90 days or more	118	1,766	1,295	1,027	1,345

Real estate owned:
Commercial real estate	—	—	—	—	391
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	158	—	—	—	177
Home equity loans and lines of credit	—	72	—	—	—
Consumer	—	—	—	—	—
Total real estate owned	158	72	—	—	568

Total non-performing assets	$12,838	$9,583	$7,897	$6,301	$6,832

Total accruing troubled debt restructured loans	$—	$—	$—	$1,418	$1,518

Total non-performing loans to total loans	1.19%	0.95%	0.84%	0.79%	0.91%
Total non-performing assets to total assets	0.87%	0.75%	0.70%	0.63%	0.78%

For the year ended June 30, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $698,000. Interest income recognized on such loans for the year ended June 30, 2019 was $21,000.

During the year ended June 30, 2019, non-accrual loans increased primarily with respect to one commercial real estate loan totaling $3.2 million and one commercial construction loan totaling $1.4 million.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

The following table sets forth our amounts of classified loans and loans designated as special mention as of June 30, 2019, 2018 and 2017. The classified loans total at June 30, 2019 includes $12.6 million of non-performing loans.

	At June 30,
	2019	2018	2017
	(In thousands)
Classification of Loans:
Substandard	$16,517	$10,016	$8,764
Doubtful	—	659	412
Loss	—	—	—
Total Classified Loans	$16,517	$10,675	$9,176
Special Mention	$2,666	$3,330	$7,320

Total classified loans increased from June 30, 2018 to June 30, 2019 primarily with respect to an increase in substandard loans consisting of a commercial real estate loan totaling $3.2 million, a loan relationship including three commercial and industrial loans totaling $2.6 million and a loan relationship including one commercial construction loan and one commercial real estate loan totaling $1.6 million.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for loans that are individually classified as impaired are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with collateral values, future cash flows on impaired loans, and national and regional economic conditions it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, historical loss experience, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other qualitative and quantitative factors which could affect potential credit losses.

In addition, the NYSDFS and the Federal Deposit Insurance Corporation periodically review our allowance for loan losses and as a result of such reviews, we may have to materially adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$13,510	$11,820	$9,794	$9,011	$9,103
Provision for loan losses	2,350	1,970	2,395	1,180	962

Charge offs:
Commercial real estate	—	121	—	—	—
Commercial and industrial	1,086	53	38	169	757
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	85	—	148	118	169
Home equity loans and lines of credit	47	17	104	57	70
Consumer	179	152	165	160	139
Total charge-offs	1,397	343	455	504	1,135

Recoveries:
Commercial real estate	—	—	—	10	7
Commercial and industrial	—	—	5	5	—
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	—	—	—	—	—
Home equity loans and lines of credit	—	3	15	14	2
Consumer	36	60	66	78	72
Total recoveries	36	63	86	107	81

Net charge-offs	1,361	280	369	397	1,054

Allowance at end of year	$14,499	$13,510	$11,820	$9,794	$9,011

Allowance to non-performing loans	114.35%	142.05%	149.68%	155.44%	143.85%
Allowance to total loans outstanding at the end of the year	1.36%	1.35%	1.25%	1.23%	1.31%
Net charge-offs to average loans outstanding during the year	0.13%	0.03%	0.04%	0.05%	0.16%

During the year ended June 30, 2019, our total charge-offs of $1.4 million were primarily related to partial charge-offs of three commercial and industrial loan relationships totaling $1.1 million secured by accounts receivable and business assets. At June 30, 2019, the allowance for loan losses included specific reserves totaling $426,000 for a commercial and industrial loan relationship classified as impaired.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated.

The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2019			2018			2017
		Percent of			Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans
	(Dollars in thousands)
Commercial:
Commercial real estate	$6,440	44.4%	38.4%	$5,254	38.8%	37.7%	$5,978	50.6%	42.3%
Commercial and industrial	3,293	22.7%	17.6%	3,977	29.5%	19.5%	2,565	21.7%	19.1%
Commercial construction	1,324	9.1%	7.7%	1,183	8.8%	8.5%	963	8.1%	7.2%
One- to four-family residential real estate	2,360	16.3%	26.7%	2,166	16.0%	25.0%	1,427	12.1%	21.5%
Home equity loans and lines of credit	813	5.6%	7.5%	770	5.7%	7.8%	740	6.3%	8.1%
Consumer	269	1.9%	2.1%	160	1.2%	1.5%	147	1.2%	1.9%
Total	$14,499	100.0%	100.0%	$13,510	100.0%	100.0%	$11,820	100.0%	100.0%

	At June 30,
	2016			2015
		Percent of			Percent of
		Allowance			Allowance
		in Category	Percent of		in Category	Percent of
	Allowance	to Total	Loans in	Allowance	to Total	Loans in
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans
	(Dollars in thousands)
Commercial:
Commercial real estate	$4,468	45.6%	36.8%	$4,379	48.6%	39.1%
Commercial and industrial	1,795	18.3%	15.5%	1,601	17.8%	14.9%
Commercial construction	1,374	14.0%	12.1%	856	9.5%	8.1%
One- to four-family residential real estate	1,390	14.2%	24.8%	1,445	16.0%	25.2%
Home equity loans and lines of credit	625	6.4%	8.7%	608	6.7%	10.1%
Consumer	142	1.5%	2.2%	122	1.4%	2.6%
Total	$9,794	100.0%	100.0%	$9,011	100.0%	100.0%

Investment Activities

General. Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by the board of directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Authorized officers, as selected by the board of directors, oversee our investing activities and strategies. The authorized officers include our President and Chief Executive Officer, Chief Financial Officer, and Vice President, Controller.

Our current investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and collateralized mortgage obligations, municipal securities, deposits at the Federal Home Loan Bank of New York, corporate debt securities (limited to no more than 5% of total assets and no more than 15% of our capital in any single issuer), common or preferred stock of a company trading on the Standard & Poor’s 500 Composite Index or if the company has $5.0 billion or greater in capitalization (limited to no more than 15% of our capital) and common stock of a company with over $2.0 billion, but less than $5.0 billion, in capitalization (limited to less than 10% of our investment portfolio). We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

Debt and equity securities investment accounting guidance requires that, at the time of purchase, we designate a security as held to maturity, available for sale, or trading, depending on our ability and intent.

U.S. Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2019, U.S. Government securities consisted primarily of U.S. Treasury securities.

Collateralized Mortgage Obligations. We invest in fixed rate collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Freddie Mac or Fannie Mae. A CMO is a type of mortgage-backed security that creates separate pools of pass-through rates for different classes of bondholders with varying maturities, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectus.

Ginnie Mae is a government agency within the Department of Housing and Urban Development and is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. government with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Municipal Securities. We invest in fixed-rate investment grade bonds issued primarily by municipalities in the State of New York.

Equity Securities. Equity securities are comprised of both common and preferred stock of companies in the financial, energy, health care, information technology, consumer cyclicals, industrials, materials and utility sectors.

The following tables set forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At June 30,
	2019		2018		2017
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$70,706	$70,867	$58,743	$58,558	$42,967	$42,919
Mortgage-backed securities	109	112	146	150	194	200
Asset-backed securities	75	128	115	162	140	261
Collateralized mortgage obligations	525	889	692	1,079	934	1,469
Municipal obligations	14,666	14,699	19,264	19,263	28,350	28,366
Preferred stocks	6,007	5,040	6,007	5,749	6,019	5,963
Common stocks	2,806	3,618	2,541	3,102	2,762	2,797
Total	$94,894	$95,353	$87,508	$88,063	$81,366	$81,975

	At June 30,
	2019		2018		2017
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Securities held to maturity:
Municipal obligations	$3,873	$3,887	$5,297	$5,326	$2,213	$2,259
Total	$3,873	$3,887	$5,297	$5,326	$2,213	$2,259

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2019 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Equity securities are included in the one year or less category because they have no stated maturity.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$60,750	2.44%	$9,956	2.08%	$—	—%	$—	—%	$70,706	$70,867	2.39%
Mortgage-backed securities	—	—%	—	—%	51	2.94%	58	2.96%	109	112	2.95%
Asset-backed securities	—	—%	—	—%	—	—%	75	3.22%	75	128	3.22%
Collateralized mortgage obligations	—	—%	—	—%	7	2.64%	518	4.04%	525	889	4.02%
Municipal obligations	14,666	3.05%	—	—%	—	—%	—	—%	14,666	14,699	3.05%
Preferred stocks	6,007	5.32%	—	—%	—	—%	—	—%	6,007	5,040	5.32%
Common stocks	2,806	3.42%	—	—%	—	—%	—	—%	2,806	3,618	3.42%
Total	$84,229		$9,956		$58		$651		$94,894	$95,353

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
(Dollars in thousands)
Securities held to maturity:
Municipal obligations	$3,748	3.21%	$—	—%	$125	5.49%	$—	—	$3,873	$3,887	3.28%
Total	$3,748		$—		$125		$—		$3,873	$3,887

Sources of Funds

General. Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. We generally request commercial business borrowers to maintain their primary deposit accounts with us. At June 30, 2019, we had no brokered deposits, but our policy permits us to access such funds if additional liquidity is necessary. We also offer deposit accounts to municipalities. Through our limited purpose subsidiary, Pioneer Commercial Bank, we held $275.7 million in municipal deposits, which represented 20.7% of our deposits at June 30, 2019. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as towns, cities, school districts and other municipalities. We generally solicit their operating and savings accounts and not time-based deposits. Municipal deposit accounts are collateralized by Federal Home Loan Bank of New York letters of credit and by eligible government and government agency securities and municipal obligations. We believe that municipal deposits provide a low cost and stable source of funds and we intend to continue to solicit these types of funds.

Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns. We generally review our deposit pricing on a monthly basis and continually review our deposit mix. Our deposit pricing strategy has generally been to offer competitive rates, but generally not the highest rates offered in the market, and to periodically offer special rates to attract deposits of a specific type or with a specific term.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2019			2018
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Non-interest-bearing demand accounts	$357,523	26.9%	—	$345,048	30.0%	—
Demand accounts	220,546	16.6%	0.17%	97,191	8.4%	0.31%
Savings accounts	250,856	18.8%	0.05%	244,050	21.2%	0.05%
Money market accounts	371,828	27.9%	0.59%	334,884	29.1%	0.43%
Certificates of deposit	130,565	9.8%	1.77%	129,089	11.2%	1.29%
Total	$1,331,318	100.0%	0.38%	$1,150,262	100.0%	0.31%

	At June 30,
	2017
			Average
	Amount	Percent	Rate
	(Dollars in thousands)
Non-interest-bearing demand accounts	$275,374	27.3%	—
Demand accounts	64,422	6.4%	0.15%
Savings accounts	243,621	24.1%	0.05%
Money market accounts	298,945	29.6%	0.33%
Certificates of deposit	127,664	12.6%	1.04%
Total	$1,010,026	100.0%	0.25%

As of June 30, 2019, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $63.5 million. The following table sets forth the maturity of these certificates as of June 30, 2019.

At
June 30, 2019
(In thousands)
Maturity Period:
Three months or less	$6,329
Over three through six months	4,827
Over six through twelve months	14,908
Over twelve months	37,467
Total	$63,531

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York. At June 30, 2019, we had the ability to borrow approximately $198.0 million under our credit facilities with the Federal Home Loan Bank of New York, of which none was advanced. Borrowings from the Federal Home Loan Bank of New York are secured by our investment in the common stock of the Federal Home Loan Bank of New York as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Year Ended June 30,
	2019	2018	2017
	(Dollars in thousands)

Balance outstanding at end of year	$—	$—	$5,000
Weighted average interest rate at the end of year	—%	—%	1.13%
Maximum amount of borrowings outstanding at any month end during the year	$30,000	$5,000	$57,000
Average balance outstanding during the year	$4,027	$151	$24,666
Weighted average interest rate during the year	2.66%	1.32%	0.77%

Subsidiaries

Pioneer Commercial Bank. Pioneer Commercial Bank is a New York-chartered limited-purpose commercial bank wholly owned by Pioneer Bank. Pioneer Bank incorporated Pioneer Commercial Bank in October 2004 in order to be able to accept municipal deposits. New York State prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). The limited-purpose commercial bank subsidiary has enabled us to establish banking relationships with municipalities and other public entities throughout our market area. At June 30, 2019, Pioneer Commercial Bank had $301.6 million in assets, consisting primarily of cash and municipal obligations. Pioneer Commercial Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the Federal Deposit Insurance Corporation. All disclosures in this Annual Report on Form 10‑K relating to Pioneer Bank’s consolidated investments and deposits include the investments and deposits that are held by Pioneer Commercial Bank.

Anchor Agency, Inc. In 2016, Pioneer Bank acquired Anchor Agency, Inc., a New York corporation and wholly-owned subsidiary of Pioneer Bank, which is a full-service insurance agency offering personal and commercial insurance, including homeowners, automobile and comprehensive business insurance. Anchor Agency, Inc. works with major national insurance companies as well as specialty markets. Anchor Agency, Inc. also offers employee benefits products and consulting services under the name Pioneer Benefits Consulting, including group health, dental, disability and life insurance products and defined contribution and defined benefit administration and human resource management services. Anchor Agency, Inc. operates from Pioneer Bank’s headquarters in Albany, New York. Expansion into the insurance and employee benefit services business has enabled Pioneer Bank to evolve from a traditional depository institution into a full-service financial services organization. All disclosures in this Annual Report on Form 10‑K relating to Pioneer Bank are consolidated to include the activities of Anchor Agency, Inc.

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of Pioneer Bank, provides wealth management services to Pioneer Bank’s customers in partnership with LPL Financial, a registered broker dealer. It had $540.5 million of assets under management at June 30, 2019. Pioneer Financial Services, Inc. operates from Pioneer Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this Annual Report on Form 10‑K relating to Pioneer Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

Personnel

As of June 30, 2019, we had 247 full-time employees and 31 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, Pioneer Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the Federal Deposit Insurance Corporation. Pioneer Bank is a member of the Federal Home Loan Bank of New York and its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. Pioneer Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

As a New York-chartered mutual holding company, Pioneer Bancorp, MHC is regulated and subject to examination by the NYSDFS and the Federal Reserve Board. As a bank holding company, Pioneer Bancorp, Inc. also is required to comply with the rules and regulations of the Federal Reserve Board and the NYSDFS. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS. Pioneer Bancorp, Inc. also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below is a brief description of material regulatory requirements that are applicable to Pioneer Bank, Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC. The description is limited to certain material aspects of certain statutes and regulations that are addressed, and is not intended to be a complete list or description of such statutes and regulations and their effects on Pioneer Bank, Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC.

New York Banking Law and Supervision

Supervision and Enforcement Authority.  Pioneer Bank, as a New York-chartered savings bank, is regulated and supervised by the NYSDFS. The NYSDFS is required to regularly examine each state-chartered bank. The approval of the NYSDFS is required to establish or close branches, to merge with another bank and to undertake many other activities. Any New York-chartered savings bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to sanctions for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of its charter. The NYSDFS may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the savings bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, upon finding that a savings bank has engaged in an unfair or deceptive act or practice, the NYSDFS may issue an order to cease and desist and impose a fine on the savings bank. The NYSDFS also has the authority to appoint a receiver or conservator if it determines that the savings bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances. New York consumer protection and civil rights statutes applicable to Pioneer Bank permit private individual and class action law suits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

The powers that New York-chartered savings banks can exercise under these laws include the following:

Lending Activities. A New York-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, participation loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made according to applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Investment Activities. In general, Pioneer Bank may invest in certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies thereof), certain types of corporate equity securities, and certain other assets. However, this investment authority is subject to restrictions under federal law. See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

Dividends. Under New York Banking Law, Pioneer Bank may declare and pay dividends from its net profits, unless there is an impairment of capital. Additionally, the approval of the NYSDFS is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments provided for under applicable law.

Loans to Trustees, Directors and Executive Officers. Under applicable New York Banking Law, Pioneer Bank may not make a loan or other extension of credit directly or indirectly to any of its trustees or executive officers of Pioneer Bancorp, MHC, except that Pioneer Bank may make a loan to an executive officer to become an owner of real property so long as the loan is secured by either (1) a first mortgage or cooperative apartment unit loan, which the property or apartment is to be occupied by the executive officer’s primary residence and is specifically approved in writing by the board of trustees; or (2) a deposit maintained by the executive officer with Pioneer Bank. Following the mutual holding company reorganization, the aforementioned lending restrictions would not apply to executive officers and directors of Pioneer Bank, so long as the Superintendent of the NYSDFS deems the restrictions inapplicable.

NYSDFS Cybersecurity Rule. Effective March 1, 2017, the NYSDFS requires New York chartered banks and other financial services companies to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of the bank. Specifically, NYSDFS requires regulated financial services company to establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing its new program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by, third-parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems.

Federal Bank Regulation

Recent Regulatory Reform.  On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (1) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (2) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (3) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (4) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the Federal Deposit Insurance Corporation’s brokered-deposit regulations; (5) raising eligibility for the 18‑month exam cycle from $1 billion to banks with $3 billion in assets; (6) allowing qualifying federal savings banks to elect to operate with the same powers available to a national bank; and (7) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the generally applicable leverage and risk-based capital requirements and the capital ratio for determining well-capitalized status. The federal banking regulators jointly issued a final rule on October 29, 2019 providing that a bank with less than $10 billion in assets may elect to use the community bank leverage ratio capital framework whereby it will be considered well-capitalized so long as the community bank’s leverage ratio is greater than 9%.  The new rule takes effect on January 1, 2020.

Supervision and Enforcement Authority.  Pioneer Bank is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation as the insurer of its deposits. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

Pioneer Bank must file reports with the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Federal Deposit Insurance Corporation to evaluate Pioneer Bank’s safety and soundness and compliance with various regulatory requirements.

The regulatory structure also gives the Federal Deposit Insurance Corporation extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, Pioneer Bank is subject to a comprehensive capital framework for U.S. banking organizations that was established in July 2013 (the Basel III capital rules).

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Pioneer Bank exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in as of January 1, 2016 and was fully implemented at 2.5% on January 1, 2019.

The federal banking agencies, including the Federal Deposit Insurance Corporation, have issued a rule pursuant to the Regulatory Relief Act to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that such institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a bank with less than $10 billion in assets with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The new rule takes effect on January 1, 2020.

The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At June 30, 2019, Pioneer Bank exceeded each of its capital requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered savings banks insured by the Federal Deposit Insurance Corporation are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Stock Market and to invest in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by New York law, whichever is less.

In addition, the Federal Deposit Insurance Corporation is authorized to permit state-chartered banks and savings banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks may establish de novo branches on an interstate basis provided that interstate branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2019, Pioneer Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and its holding company, if applicable, must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of the bank’s capital stock and surplus, and with all transactions with all affiliates to an amount equal to 20.0% of the bank’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal stockholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and certain affiliated interests of these persons, together with all other outstanding loans to such persons and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Federal Insurance of Deposit Accounts. Pioneer Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Pioneer Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of Pioneer Bank’s deposit insurance.

Privacy Regulations. Federal Deposit Insurance Corporation regulations generally require that Pioneer Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Pioneer Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Pioneer Bank’s latest Federal Deposit Insurance Corporation CRA rating in October 2017 was “Satisfactory”.

New York has its own statutory counterpart to the CRA, which is applicable to Pioneer Bank. New York Banking law requires the NYSDFS to consider a bank’s record of performance under New York law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Pioneer Bank’s most recent rating under New York law was “Satisfactory”.

Consumer Protection and Fair Lending Regulations. Pioneer Bank is subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation and state Attorneys General.

Federal Reserve System

Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board to between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Pioneer Bank is in compliance with these requirements.

Federal Home Loan Bank System

Pioneer Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Pioneer Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Pioneer Bank was in compliance with this requirement at June 30, 2019.

Holding Company Regulation

Federal Holding Company Regulation.  Pioneer Bancorp, MHC and Pioneer Bancorp, Inc. are bank holding companies registered with the Federal Reserve Board and subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Pioneer Bancorp, MHC and Pioneer Bancorp, Inc. and their non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Pioneer Bancorp, MHC and Pioneer Bancorp, Inc. elected to become “financial holding companies.”

Capital. The Federal Reserve Board must establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for their insured depository subsidiaries. Pursuant to the Regulatory Relief Act, bank holding companies with less than $3.0 billion in consolidated assets generally are not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Dividends and Stock Repurchases. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policy provides that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Pioneer Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Waivers of Dividends by Pioneer Bancorp, MHC. Pioneer Bancorp, Inc. may pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Pioneer Bancorp, MHC, unless Pioneer Bancorp, MHC elects to waive the receipt of dividends. Pioneer Bancorp, MHC must receive the prior approval of the Federal Reserve Board before it may waive the receipt of any dividends from Pioneer Bancorp, Inc. However, current Federal Reserve Board policy prohibits a mutual holding company that is regulated as a bank holding company, such as Pioneer Bancorp, MHC, from waiving the receipt of dividends paid by its subsidiary holding company. Moreover, the Federal Reserve Board has issued an interim final rule applicable to federally-chartered mutual holding companies, stating that it will not object to dividend waivers under certain circumstances, provided (1) the mutual holding company’s members have approved the dividend waivers by a majority of eligible votes, (2) each officer or trustee of the mutual holding company and mid-tier stock holding company, and any tax-qualified or non-tax qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply waives the right to receive any dividends declared, or the dividend waivers are approved by a majority of the entire board of trustees of the mutual holding company with any officer or trustee of the mutual holding company having any direct or indirect ownership interest in the common stock of the subsidiary mid-tier holding company abstaining from the board vote, and (3) any dividends waived by the mutual holding company are considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Because of the foregoing Federal Reserve Board restrictions on the ability of a mutual holding company, such as Pioneer Bancorp, MHC, to waive the receipt of dividends declared by its subsidiary mid-tier stock holding company, it is unlikely that Pioneer Bancorp, MHC will be able to waive the receipt of any dividends declared by Pioneer Bancorp, Inc. Therefore, unless Federal Reserve Board regulations or policy change by allowing Pioneer Bancorp, MHC to waive the receipt of dividends declared by Pioneer Bancorp, Inc. without diluting minority stockholders, it is unlikely that Pioneer Bancorp, Inc. will pay any dividends.

Possible Conversion of Pioneer Bancorp, MHC to Stock Form. In the future, Pioneer Bancorp, MHC may convert from the mutual to capital stock form of ownership, in a transaction commonly referred to as a “second-step conversion.”  In a second-step conversion, depositors of Pioneer Bank would have subscription rights to purchase common stock of the fully-converted Pioneer Bancorp, Inc. and the public stockholders of Pioneer Bancorp, Inc. would be entitled to exchange their shares of common stock for an equal percentage of shares of the fully-converted Pioneer Bancorp, Inc., subject to adjustment if required by the Federal Reserve Board, to reflect any dividends waived by Pioneer Bancorp, MHC or assets owned by Pioneer Bancorp, MHC.

The board of trustees of Pioneer Bancorp, MHC has no current plans to undertake a second-step conversion transaction. Any second-step conversion transaction would require the approval of holders of a majority of the outstanding shares of Pioneer Bancorp, Inc. common stock (excluding shares held by Pioneer Bancorp, MHC) and the approval of depositors of Pioneer Bank. Stockholders will not be able to force a second-step conversion without the consent of Pioneer Bancorp, MHC since a second-step conversion also requires the approval of a majority of all of the outstanding common stock of Pioneer Bancorp, Inc., which can only be achieved if Pioneer Bancorp, MHC votes to approve the second-step conversion.

Acquisition. Federal laws and regulations provide that no company may acquire control of a bank holding company, such as Pioneer Bancorp, Inc., without the prior non-objection or approval of the Federal Reserve Board. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Pioneer Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

New York Holding Company Regulation. Pioneer Bancorp, MHC and Pioneer Bancorp, Inc. are subject to regulation under New York banking law. Among other requirements, Pioneer Bancorp, MHC and Pioneer Bancorp, Inc. must receive the approval of the NYSDFS before acquiring 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

Federal Securities Laws

Pioneer Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission. Pioneer Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Pioneer Bancorp, Inc.

may be resold without registration. Shares purchased by an affiliate of Pioneer Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Pioneer Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Pioneer Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Emerging Growth Company Status. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.”  Pioneer Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Pioneer Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, a “large accelerated filer” is defined as a corporation with at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Pioneer Bancorp, Inc. has policies, procedures and systems designed to comply with these regulations, and Pioneer Bancorp, Inc. will review and document such policies, procedures and systems to ensure continued compliance with these regulations.

TAXATION

Federal Taxation

General. Pioneer Bancorp, Inc. and Pioneer Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Pioneer Bancorp, Inc. and Pioneer Bank.

Method of Accounting. For federal income tax purposes, Pioneer Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. See Note 10 in the Notes to consolidated financial statements that appear starting on page 59 of this Annual Report on Form 10‑K for additional information.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five year carryover period that has not been deducted is no longer deductible. At June 30, 2019, Pioneer Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Pioneer Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Pioneer Bank’s federal income tax returns and New York State income tax returns have not been audited in the last three years.

State Taxation

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 6.5%. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax rate is 0.05% for 2019, 0.025% for 2020 and completely phased out as of January 1, 2021. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

ITEM 1A.Risk Factors

Risks Related to Our Business

Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes commercial real estate loans, primarily loans secured by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties. At June 30, 2019, our commercial real estate loans totaled $414.4 million, or 38.9%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. In addition, the physical condition of non-owner occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate loans increase, the corresponding risks and potential for losses from these loans may also increase.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.

At June 30, 2019, $183.3 million, or 17.2% of our total loan portfolio, was comprised of commercial and industrial loans and lines of credit to a variety of small and medium-sized businesses in our market area collateralized by general business assets including, among other things, accounts receivable and inventory, and we may augment this collateral with additional liens on real property. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate or individual business activities of our commercial customers could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.

We originate and purchase commercial construction loans primarily to local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to finance infrastructure improvements. We also provide commercial construction loans to local developers for the construction of one- to four-family residential developments, and originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure. At June 30, 2019, commercial construction loans were $85.3 million, or 8.0% of our total loan portfolio. We also had undrawn amounts on the commercial construction loans totaling $83.7 million at June 30, 2019. Commercial construction loans are considered more risky than residential mortgage loans. The primary credit risks associated with construction lending are underwriting risks, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed project. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2019, approximately $861.3 million, or 80.8%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market. Future declines in the real estate values in the Capital Region of New York and surrounding markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction, commercial and industrial and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.

While economic conditions in our primary market remain strong, deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decrease;

•	loan delinquencies, problem assets and foreclosures may increase;
•	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
•	the value of our securities portfolio may decrease; and
•	the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

We are subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. We have experienced losses due to apparent fraud.

Subsequent to fiscal year end, the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 (the quarter ending September 30, 2019) by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate both to deposit and lending activity with the Mann Entities. The Company continues to investigate this matter to determine the potential exposure of the Company. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss. See – Note 17 – “Subsequent Events” for additional details.

With respect to its lending activity with the Mann Entities, the Bank’s potential exposure is approximately $16 million (which represents the Bank’s participation interest in approximately $36 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank intends to record a provision for loan losses in the amount of $15.8 million, in the first quarter of fiscal 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships. With respect to its deposit activity, the Bank’s potential exposure for the fraudulent activity is approximately $19.0 million. In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank intends to recognize a charge to non-interest expense in the amount of $2.5 million in the first fiscal quarter of 2020 based on the net negative deposit balance of the various Mann Entity accounts after the setoffs.

While the Company believes this recent incident is an isolated occurrence, there can be no assurance that such losses will not occur again or that such acts will be detected in a timely manner. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

The Company may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company and Pioneer Bank may be regularly involved in a variety of litigation or similar matters arising out of our business. See, for example – Note 17 – “Subsequent Events”, for details regarding an action commenced against us on October 31, 2019. We are defending this lawsuit vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of this lawsuit, or any other litigation involving the Company or the Bank, cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with certain of the named defendants in this or other proceedings or that the Bank may not be successful in defending certain of its legal remedies. The Bank’s legal fees and expenses related to such actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments or penalties, if any, could be significant. These fees, expenses, costs and penalties could have a material adverse effect on the Bank’s results of operations or financial position.

In addition, it is inherently difficult to assess the outcome of these matters, and we may not prevail in proceedings or litigation. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, or if certain intervening events occur (like fraud by a customer), our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Material additions to the allowance for loan losses would materially decrease our net income and would adversely affect our business, financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Pioneer Bancorp, Inc. and Pioneer Bank for our first fiscal year beginning after December 15, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for loan losses.

Changes in interest rates may reduce our profits.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

If interest rates rise, and the interest rates on our deposits increase faster than the interest rates we receive on our loans and investments, our interest rate spread would decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income.

If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At June 30, 2019, and assuming a 200 basis points increase in market interest rates, we estimate that our net portfolio value would decrease by $16.5 million, or 7.5%.  Additionally, at June 30, 2019 and assuming a 200 basis points decrease in market interest rates, we estimate that our net portfolio value would decrease by $4.3 million, or 2.0%.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations. Changes in interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions cannot fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Municipal deposits are a significant source of funds for our lending and investment activities. At June 30, 2019, $275.7 million, or 20.7% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank of New York and investment securities. Given our dependence on high-average balance municipal funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts and are therefore more sensitive to interest rate risk. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of New York, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 278.5% of our total capital at June 30, 2019. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

We use a third party to originate one- to four-family residential mortgage loans.

We have used a third-party mortgage banking company, Homestead Funding Corp., to underwrite, process and close our residential mortgage loans since January 2016. We use this company in order to offer our customers this loan product without the expense of maintaining and operating an in-house residential mortgage loan department. At June 30, 2019, one- to four-family residential real estate loans acquired from Homestead Funding Corp. totaled $177.0 million, or 16.6%, of our total loans receivable. Should we discontinue this relationship or otherwise be unable to use this company in the future, our ability to purchase residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have or re-develop the capability to originate residential mortgage loans through our lending staff. Should we add more staff in such an event, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending program is disrupted.

Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $598.7 million, or 67.9%, from $881.3 million at June 30, 2015 to $1.5 billion at June 30, 2019, primarily due to increases in loans receivable. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value may result in other-than-temporary impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate, commercial and industrial and commercial construction loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located in New York, Connecticut and Vermont. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2019, our loan participations where we are not the lead lender totaled $63.9 million, or 6.0% of our loan portfolio. At June 30, 2019, commercial and industrial loan participations outside our market area totaled $24.9 million, or 13.6% of the commercial and industrial loan portfolio, commercial construction loan participations outside our market area totaled $9.4 million, or 11.0% of the commercial construction loan portfolio and commercial real estate loan participations outside our market area totaled $2.0 million, or 0.5% of the commercial real estate loan portfolio. At June 30, 2019, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

We may, in the future, participate in structured financing transactions involving businesses inside and outside our market area that require alternative financing arrangements. While these types of arrangements may generate more income than our traditional commercial loans that we originate and hold in portfolio, they generally have greater credit risk because they involve lending to borrowers with higher risk profiles, the issuance of more complex financial instruments and the valuation of more complex underlying collateral.

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. Although the legislation’s reduction in our federal corporate tax rate has had a favorable impact on our earnings and capital generation abilities, the legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage and home equity loans, (ii) a limitation on the deductibility of business interest expense and (iii) a limitation on the deductibility of property taxes and state and local income taxes.

The 2017 changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Conditions in insurance markets could adversely affect our earnings.

As we have diversified our sources of income, we have become increasingly reliant on non-interest income, particularly insurance fees and commissions. Revenue from these sources could be negatively affected by fluctuating premiums in the insurance markets or other factors beyond our control. Other factors that affect our insurance revenue are the profitability and growth of our clients, continued development of new products and services, as well as our access to new markets. Our insurance revenues and profitability may also be adversely affected by regulatory developments impacting healthcare and insurance markets, possibly including recent legislative proposals and discussions relating to national health insurance and the elimination of the private health insurance market.

Involvement in wealth management creates risks associated with the industry.

Our wealth management operations with Pioneer Financial Services, Inc. present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, the investment advisory industry is subject to fluctuations in the stock market that may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses. Also, additional or modified regulations may adversely affect our wealth management operations. In addition, our wealth management operations, are dependent on a small number of established financial advisors, whose departure could result in the loss of a significant number of client accounts. A significant decline in fees and commissions or trading losses suffered in the investment portfolio could adversely affect our income and potentially require the contribution of additional capital to support our operations.

Changes in market conditions, changes in discount rates, changes in mortality assumptions or lower returns on assets may increase required contributions to, and costs associated with, our tax-qualified defined benefit plan in future periods.

The funded status and benefit obligations of our tax-qualified defined benefit plan (“pension plan”) is dependent upon many factors, including returns on invested assets, certain market interest rates, the discount rates and mortality assumptions used to determine pension obligations. The pension plan liability is calculated based on various actuarial assumptions, including mortality expectations, discount rates and expected long-term rates of return on plan assets. Unfavorable returns on plan assets could materially change the amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate and/or changes in the mortality assumptions used to determine pension obligations could increase the estimated value of our pension obligations, which would require us to increase the amounts of future contributions to the plan, thereby reducing our equity and our costs associated with the plan may substantially increase in future periods.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Pioneer Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and may involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

Strong competition within our market area may reduce our profits and slow growth.

We face strong competition in making loans and attracting deposits. Price competition for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. If we are unable to effectively compete in our market area, our profitability would be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and define what constitutes “capital” for calculating these ratios. The new minimum capital requirements are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The capital conservation buffer requirement began being phased in January 2016 at 0.625% of risk-weighted assets and increased each year until it was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in 2018 (the “Regulatory Relief Act”) simplifies capital calculations by requiring the federal regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that eligible institutions may choose to elect to replace the risk-based capital requirements under the Basel III capital rules for such institutions. Institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized under the federal regulator’s prompt corrective action framework, although the regulators retain the flexibility to determine that an institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The federal regulators jointly issued a final rule on October 29, 2019, whereby a qualifying community bank organization may elect to use the community bank leverage ratio capital framework, in which case it will be considered well-capitalized so long as its community bank leverage ratio is greater than 9%.  The new rule takes effect on January 1, 2020.

The application of more stringent Basel III capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating Basel III regulatory capital and/or additional Basel III capital conservation buffers could result in management modifying its business strategy, and could limit our ability to pay dividends or repurchase our shares.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers that open new financial accounts. In addition, we have not timely filed all of our call reports with our federal banking regulator in violation of federal banking regulations, and as a result, it is possible that the regulator will impose significant fines. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. Several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Our success depends on retaining certain key personnel.

Our performance largely depends on the talents and efforts of highly skilled individuals who comprise our senior management team. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation, wealth management and insurance businesses. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our income. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which would reduce our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

It is possible that we could incur significant costs associated with a breach of our computer systems. While we have cyber liability insurance, there are limitations on coverage. Furthermore, cyber incidents carry a greater risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer losses.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and bank regulators, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the legal remedies available to the Bank related to the potentially fraudulent activities, our evaluation of the adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of other-than-temporary impairment of investment securities, our evaluation of contingent liabilities, and our evaluation of our defined benefit pension plan obligations.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of our initial public offering, we became a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We try to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use broad and diversified risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected as a result of certain actions we take, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Risks Relating to Ownership of Our Common Stock

Pioneer Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Pioneer Bancorp, MHC owns a majority of Pioneer Bancorp, Inc.’s common stock and, through its board of trustees, will be able to exercise voting control over most matters put to a vote of stockholders. Most of the directors and officers who manage Pioneer Bancorp, Inc. and Pioneer Bank also manage Pioneer Bancorp, MHC. As a New York-chartered mutual holding company, the board of trustees of Pioneer Bancorp, MHC must ensure that the interests of depositors of Pioneer Bank are represented and considered in matters put to a vote of stockholders of Pioneer Bancorp, Inc. Therefore, the votes cast by Pioneer Bancorp, MHC may not be in your personal best interests as a stockholder. For example, Pioneer Bancorp, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of Pioneer Bancorp, Inc. and will be able to elect all of the directors of Pioneer Bancorp, Inc. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis most fully stock institutions tend to trade at higher multiples of book value than mutual holding companies. However, stockholders will not be able to force a merger or a second-step conversion transaction without the consent of Pioneer Bancorp, MHC since such transactions also require, under New York and federal law, the approval of a majority of all of the outstanding voting stock, which can only be achieved if Pioneer Bancorp, MHC votes to approve such transactions.

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on the NASDAQ under the symbol “PBFS.” Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of the common stock. Management also cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

Continued delays in the filing of our periodic reports with the SEC could impact our listing on Nasdaq, which would materially and adversely affect our stock price, financial condition and/or results of operations.

As a result of potentially fraudulent activity by an established business customer of Pioneer Bank, we were unable to file this Annual Report on Form 10-K with the SEC on a timely basis. We have not filed our Quarterly Report on Form10-Q for the quarter ended September 30, 2019, which was due in November 2019. As a result, we have received delinquency letters from Nasdaq regarding our noncompliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. We have until December 16, 2019 to submit our delinquent form 10-Q or to submit a plan to regain compliance to Nasdaq. If Nasdaq accepts our plan, it may grant us an exception of up to 180 calendar days from the due date of the Company’s Form 10-K, or until March 30, 2020, to regain compliance. If we are not able to file our delinquent Form 10-Q before March 30, 2020, our common stock may be subject to delisting by Nasdaq.

Federal Reserve Board regulations and policy effectively prohibit Pioneer Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.

Pioneer Bancorp, Inc.’s board of directors will have the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant.

Under current Federal Reserve Board regulations and policy, if Pioneer Bancorp, Inc. pays dividends to its public stockholders, it also would be required to pay dividends to Pioneer Bancorp, MHC, unless Pioneer Bancorp, MHC waives the receipt of such dividends. Federal Reserve Board policy has been to prohibit mutual holding companies that are regulated as bank holding companies, such as Pioneer Bancorp, MHC, from waiving the receipt of dividends and the Federal Reserve Board’s regulations implemented after the enactment of the Dodd-Frank Act effectively prohibit federally-chartered mutual holding companies from waiving dividends declared by their subsidiaries. Therefore, unless Federal Reserve Board regulations or policy change to allow Pioneer Bancorp, MHC to waive the receipt of dividends declared by Pioneer Bancorp, Inc. without diluting minority stockholders, it is unlikely that Pioneer Bancorp, Inc. will pay any dividends.

Our stock value may be negatively affected by applicable regulations that restrict stock repurchases.

Applicable regulations restrict us from repurchasing any of our shares of common stock during the first year following the offering and limit us from repurchasing our shares of common stock during each of the second and third years following the offering to 5% of our outstanding shares, unless we obtain prior approval from the NYSDFS. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase any of our shares of common stock during the first year following the offering and limitations on our ability to repurchase our shares of common stock during the second and third years following the offering may negatively affect our stock price.

Various factors may make takeover attempts more difficult to achieve.

Stock banks and savings banks or holding companies, as well as individuals, may not acquire control of a mutual holding company, such as Pioneer Bancorp, Inc. As result, the only persons that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies. Accordingly, it is very unlikely, that Pioneer Bancorp, Inc. would be subject to any takeover attempt by activist stockholders or other financial institutions. In addition, certain provisions of our articles of incorporation and bylaws and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Pioneer Bancorp, Inc. without our board of directors’ prior approval.

Under Federal Reserve Board regulations, for a period of three years following completion of the offering, no person may directly or indirectly acquire or offer to acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board and the NYSDFS before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including Pioneer Bank.

There also are provisions in our articles of incorporation that may be used to delay or block a takeover attempt, including a provision that generally prohibits any person, other than Pioneer Bancorp, MHC, from voting more than 10% of the shares of common stock outstanding. Taken as a whole, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

We are an emerging growth company, and if we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we choose to rely on these exemptions.

As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. We could be an emerging growth company for up to five years following the completion of our initial public offering. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of this offering; (2) the first fiscal year after our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Our contribution to the charitable foundation may not be tax deductible, which could reduce our profits.

We may not have sufficient profits to be able to fully use the tax deduction from our contribution to the charitable foundation. Under the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (generally income before federal income taxes and charitable contributions expense) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period and expires thereafter.

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

As of June 30, 2019, the net book value of our office properties was $35.0 million. The following table sets forth information regarding our offices.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
652 Albany Shaker Road, Albany, NY 12211	Owned (1)	2016	$16,113

Other Properties:
21 Second Street, Troy, NY 12180	Leased	2016	64
531 Troy-Schenectady Road, Latham, NY 12110	Owned	2008	1,972
2000 Second Avenue, Watervliet, NY 12189	Leased	2017	146
1828 Altamont Avenue, Schenectady, NY 12305	Owned	2012	1,937
1208 Route 146, Clifton Park, NY 12065	Leased	1995	11
10 Kendall Way, Malta, NY 12020	Owned	2016	1,408
78 Main Avenue, Wynantskill, NY 12198	Owned	2014	1,887
712 Hoosick Street, Brunswick, NY 12180	Owned	2015	1,711
329 Glenmont Road, Glenmont, NY 12077	Leased	2014	232
142 Saratoga Avenue, Waterford, NY 12188	Owned	2015	1,597
1761 Central Avenue, Albany, NY 12205	Leased	2018	—
602 North Greenbush Road, Rensselaer, NY 12144	Leased	2017	292
90 State Street, Albany, NY 12207	Leased	2013	241
1881‑1883 Western Avenue, Albany, NY 12203	Owned	2018	4,905
184 Delaware Avenue, Delmar, NY 12054	Owned	2010	957
843 Route 146, Clifton Park, NY 12065	Leased	2012	216
426 State Street, Schenectady, NY 12305	Leased	2014	243
440 Main Street, Cairo, NY 12413	Owned	2016	361
11565 NY‑32, Greenville, NY 12083	Leased	2016	38
739 Upper Glen Street, Queensbury, NY 12804	Leased	2017	76
100 Mohawk Street, Cohoes, NY 12047	Owned	2017	549

(1)	The property is subject to a ground lease.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. The Pioneer Parties are defending this lawsuit vigorously, and management believes that the Company has substantial defenses to the claims that have been asserted. The ultimate outcome of this lawsuit, or any other legal proceedings involving the Company, cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with certain of the named defendants in this or other proceeding or that the Bank may not be successful in defending certain of its legal remedies. See, Item 1A – Risk Factors.

Other than disclosed above, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Pioneer Bancorp, Inc. has been listed on The Nasdaq Capital Market under the symbol “PBFS” since July 18, 2019. At December  6, 2019, Pioneer Bancorp, Inc. had approximately 1,197 stockholders of record.

Pioneer Bancorp, Inc. currently does not anticipate paying a dividend to its stockholders. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, Pioneer Bank’s ability to pay dividends may be limited if it does not have the capital conservation buffer required by certain capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the NYSDFS, may be paid in addition to, or in lieu of, regular cash dividends.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended June 30, 2019.

On March 12, 2019, Pioneer Bancorp, Inc. filed a Registration Statement on Form S‑1 with the Securities and Exchange Commission in connection with the mutual holding company reorganization of Pioneer Bank and the related offering of common stock by Pioneer Bancorp, Inc. The Registration Statement (File No. 333‑230208) was declared effective by the Securities and Exchange Commission on May 14, 2019. Pioneer Bancorp, Inc. registered 11,689,956 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $116.9 million. The stock offering commenced on May 24, 2019, and ended on July 17, 2019.

Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”) was engaged to assist in the marketing of the common stock and for records management services. For its services, Sandler O’Neill received a fee of $1.1 million. Sandler O’Neill was also reimbursed $42,000 for its reasonable out-of-pocket expenses.

The stock offering resulted in gross proceeds of $111.7 million, through the sale of 11,170,402 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $2.6 million, including $1.1 million paid to Sandler O’Neill. Net proceeds of the offering were approximately $109.1 million.

Pioneer Bancorp, Inc. contributed approximately $54.5 million of the net proceeds of the offering to Pioneer Bank. In addition, $13.6 million of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $40.7 million of the net proceeds were retained by Pioneer Bancorp, Inc. The net proceeds contributed to Pioneer Bank have been invested in cash and short-term instruments and used to make loans. The net proceeds retained by Pioneer Bancorp, Inc. have been deposited with Pioneer Bank.

ITEM 6.Selected Financial Data

The following tables set forth selected consolidated historical financial and other data for Pioneer Bank, on a consolidated basis, at the dates and for the years indicated. It is only a summary and it should be read in conjunction with the business and financial information contained elsewhere in this Annual Report on Form 10‑K, including the consolidated financial statements that appear starting on page 59 of this Annual Report on Form 10‑K. The information at June 30, 2019 and 2018 and for the years ended June 30, 2019 and 2018 is derived in part from the audited consolidated financial statements appearing in this Annual Report on Form 10‑K. The information at June 30, 2017, 2016 and 2015 and for the years ended June 30, 2017, 2016 and 2015 is derived in part from audited consolidated financial statements not appearing in this Annual Report on Form 10‑K.

	At June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,479,992	$1,284,128	$1,134,139	$995,918	$881,285
Cash and cash equivalents	230,109	120,280	40,261	34,518	35,141
Securities available for sale	95,353	88,063	81,975	100,951	108,750
Securities held to maturity	3,873	5,297	2,213	3,811	3,389
Loans, net of allowance for loan losses	1,053,938	985,902	932,762	789,010	678,796
Bank-owned life insurance	17,834	17,715	17,601	17,527	17,423
Premises and equipment, net	41,710	42,902	37,384	30,703	20,629
Federal Home Loan Bank stock	924	883	1,149	1,584	986
Deposits	1,331,318	1,150,262	1,010,026	864,188	769,124
Borrowings	—	—	5,000	17,000	6,758
Net worth	134,965	118,063	104,012	93,610	93,620

	For the Years Ended June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operating Data:
Interest and dividend income	$54,159	$46,486	$37,621	$32,161	$28,805
Interest expense	4,480	3,186	2,411	1,648	1,314
Net interest income	49,679	43,300	35,210	30,513	27,491
Provision for loan losses	2,350	1,970	2,395	1,180	962
Net interest income after provision for loan losses	47,329	41,330	32,815	29,333	26,529
Non-interest income	14,407	12,804	10,897	8,226	7,398
Non-interest expense	37,890	36,325	35,366	30,272	27,327
Income before income taxes	23,846	17,809	8,346	7,287	6,600
Income tax expense	4,830	6,310	2,715	2,289	2,220
Net income	$19,016	$11,499	$5,631	$4,998	$4,380

	At or For the Years Ended June 30,
	2019	2018	2017	2016	2015

Performance Ratios:
Return on average assets	1.43%	0.92%	0.52%	0.53%	0.52%
Return on average equity	14.93%	10.51%	5.83%	5.18%	4.59%
Interest rate spread (1)	3.93%	3.67%	3.47%	3.43%	3.40%
Net interest margin (2)	4.10%	3.78%	3.57%	3.51%	3.46%
Non-interest expenses to average assets	2.85%	2.91%	3.27%	3.19%	3.23%
Efficiency ratio (3)	59.12%	64.75%	76.70%	78.14%	78.33%
Average interest-earning assets to average interest-bearing liabilities	144.72%	141.31%	139.29%	139.05%	136.82%

Capital Ratios:
Average equity to average assets	9.57%	8.77%	8.93%	10.17%	11.26%
Total capital to risk weighted assets	13.85%	12.86%	12.41%	14.10%	15.65%
Tier 1 capital to risk weighted assets	12.58%	11.59%	11.18%	12.91%	14.38%
Common equity tier 1 capital to risk weighted assets	12.58%	11.59%	11.18%	12.91%	14.38%
Tier 1 capital to average assets	9.99%	9.17%	9.60%	10.87%	11.79%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.36%	1.35%	1.25%	1.23%	1.31%
Allowance for loan losses as a percentage of non-performing loans	114.35%	142.05%	149.68%	155.44%	143.85%
Net charge-offs to average outstanding loans during the year	0.13%	0.03%	0.04%	0.05%	0.16%
Non-performing loans as a percentage of total loans	1.19%	0.95%	0.84%	0.79%	0.91%
Non-performing loans as a percentage of total assets	0.86%	0.74%	0.70%	0.63%	0.71%
Total non-performing assets as a percentage of total assets	0.87%	0.75%	0.70%	0.63%	0.78%

Other:
Number of offices	22	22	22	18	17
Number of full-time equivalent employees	258	259	251	215	230

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the periods.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived in part from the consolidated financial statements  that appear beginning on page 59 of this Annual Report on Form 10‑K and other consolidated financial statements that are not included herein. Please read the information in this section in conjunction with the business and financial information regarding Pioneer Bank and the consolidated financial statements that appear starting on page 59 of this Annual Report on Form 10‑K.

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

Recent Developments

In first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate to both deposit and lending activity with the Mann Entities.

The Company has previously disclosed that with respect to its deposit activity, the Bank’s potential exposure for the fraudulent activity is approximately $19.0 million and with respect to its lending activity with the Mann Entities, the Bank’s potential exposure is approximately $16 million (which represents the Bank’s participation interest in the approximately $36 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank intends to recognize a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of

2020, based on the net negative deposit balance of the various Mann Entity accounts after the setoffs. In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank intends to record a provision for loan losses in the amount of $15.8 million, in the first quarter of fiscal 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships.

The Company is involved in a variety of litigation and other legal proceedings resulting from or due to the potentially fraudulent activities. See, Item 3 – Legal Proceedings. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with certain of the named defendants in this or other proceedings or that the Bank may not be successful in defending certain of its legal remedies. See, Item 1A – Risk Factors. The Company continues to investigate this matter to determine the potential exposure of the Company. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to our individual, business and municipal customers. We believe that we have a competitive advantage in the markets we serve because of our 130‑year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service. We believe we can distinguish ourselves by maintaining the culture of a local community bank, but offering the products of a comprehensive financial services provider by promoting and continuing to expand our insurance, consulting and wealth management businesses. The following are the key elements of our business strategy:

Continue our emphasis on commercial lending. Over the last six years, we have increased our commercial loan portfolio, which consists of commercial real estate, commercial and industrial and commercial construction loans, consistent with safe and sound underwriting practices. This has had the benefits of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. However, we have sought to maintain an appropriate balance in the overall loan portfolio between our commercial and non-commercial loans in order to diversify our credit risk. At June 30, 2019, our commercial loan portfolio totaled $682.9 million, or 64.1% of total loans, compared with $426.9 million, or 62.1% of total loans, at June 30, 2015. We view the growth of commercial lending as a means of increasing our interest income and establishing relationships with local businesses, which offer a recurring and potentially broader source of fee income through commercial deposits, commercial insurance, and employee benefits products and consulting. We also generally require that commercial and industrial loan borrowers establish a commercial deposit account with us, which assists our efforts to grow core deposits and cross-sell our other products and services. The additional capital raised in the offering will enable us to increase our originations of commercial real estate, commercial and industrial and commercial construction loans in our primary market area, and originate loans with larger balances that we intend to retain in our portfolio.

Diversify our products and services in order to increase non-interest income. We continue to seek ways of increasing our non-interest income by growing our financial services businesses. We initially entered into the wealth management services business by establishing Pioneer Financial Services, Inc. as a wholly-owned subsidiary of Pioneer Bank (which operates under the name Pioneer Wealth Management). We substantially grew this business with the acquisition of substantially all of the operating assets of Ward Financial Management, LTD in 2018. At June 30, 2019, Pioneer Financial Services, Inc. had $540.5 million of assets under management. We also sell commercial and personal insurance products and provide employee benefits products and services through our wholly-owned subsidiary, Anchor Agency, Inc., which we acquired in 2016. We expanded our employee benefits products and services business through our acquisition in 2017 of substantially all of the operating assets of Capital Region Strategic Employee Benefits Services, LLC, an employee benefits and consulting firm. The growth of our financial services businesses has contributed to the increase in non-interest income to $6.5 million for fiscal 2019 compared to $5.1 million for fiscal 2018. We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may further increase our non-interest income, and also to cross-sell our banking services and products to customers and clients of Pioneer Financial Services, Inc. and Anchor Agency, Inc. We intend to consider future acquisition opportunities to expand our wealth management activities, including the amount of the assets that we have under management, insurance or other complementary financial services businesses. On April 24, 2019, Pioneer Bank entered into a stock purchase agreement with Jaeger & Flynn Associates, Inc., a New York insurance agency. Pioneer Bank currently anticipates that the transaction will be completed sometime early in the first calendar quarter of 2020.

Increase our Share of Lower-Cost Core Deposits.  We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to businesses, municipalities and individuals located in our market area. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-sell the products and services of our complementary subsidiaries. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Our core deposits increased $549.6 million to $1.2 billion at June 30, 2019 from $651.1 million at June 30, 2015. At June 30, 2019, core deposits comprised 90.2% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

Strategically Grow our Balance Sheet.  We believe there is a large customer base in our market that prefers doing business with local institutions and may be dissatisfied with the service they receive from the larger regional banks. By offering personalized customer service, along with our extensive knowledge of our local markets and employees who have strong relationships with our customers which leads to referrals and repeat business, we believe we can leverage these strengths to attract and retain customers. We have recently undergone a significant rebranding effort and updated our branch layout, website and other technology infrastructure that prioritizes the customer experience and moves away from the traditional single branch channel. We also believe we can capitalize on commercial deposit and personal banking relationships derived from an increase in commercial real estate and commercial business lending. Based on the foregoing, our attractive market area and strategic investment in technology to enhance the customer experience, we believe we are well-positioned to increase our balance sheet, particularly loans and deposits.

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

Pursuant to the terms of the stock purchase agreement, Pioneer Bank will pay an aggregate purchase price of $12.75 million. The purchase price may be adjusted upward or downward as described below and will be payable in four installments with $3.75 million being paid at closing (the “closing payment”) and $3.0 million paid following the first, second and third anniversaries of the closing (each an “installment payment”).

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

The transaction is subject to customary closing conditions.  The Bank currently anticipates that the transaction will be completed sometime early in the first calendar quarter of 2020.

Summary of Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies, which are presented in the Notes to the consolidated financial statements. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results. See Note 1 to the Notes to the consolidated financial statements for a complete discussion of the allowance for loan losses.

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At June 30, 2019, no valuation allowance was required.

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. See Note 12 to the Notes to our consolidated financial statements for a complete discussion of income taxes.

Fair Value Measurements. The fair value of a financial instrument is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the particular asset or liability in an orderly transaction between market participants on the measurement date. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices as of the measurement date are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of revenue or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we utilize can be found in Note 14 to the Notes to the consolidated financial statements.

Investment Securities. Available-for-sale and held-to-maturity securities are reviewed by management on a quarterly basis, and more frequently when economic or market conditions warrant, for possible other-than-temporary impairment. In determining other-than-temporary impairment, management considers many factors, including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the bank has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statement of income. The assessment of whether other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In order to determine other-than-temporary impairment for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. Other-than-temporary impairment is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Pension Obligations.  We maintain a non-contributory defined benefit pension plan covering substantially all of our full-time employees. The plan provides for defined benefits based on years of service and final average salary. For further detail on our pension obligations, including the significant assumptions used by management, see Note 11 to the Notes to the consolidated financial statements.

Average Balances and Yields

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated.  No tax-equivalent yield adjustments have been made, as the effects would be immaterial.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable.

	For the Years Ended June 30,
	2019			2018			2017
	Average			Average			Average
	Outstanding		Average	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,031,636	$49,818	4.83%	$969,624	$43,649	4.50%	$869,816	$36,174	4.16%
Securities	107,572	2,541	2.36%	82,514	1,367	1.66%	100,455	1,225	1.22%
Interest-earning deposits	71,612	1,729	2.41%	91,941	1,408	1.53%	14,230	117	0.82%
Other	1,074	71	6.61%	816	62	7.60%	1,953	105	5.38%
Total interest-earning assets	1,211,894	54,159	4.47%	1,144,895	46,486	4.06%	986,454	37,621	3.81%
Non-interest-earning assets	118,471			102,942			95,973
Total assets	$1,330,365			$1,247,837			$1,082,427

Interest-bearing liabilities:
Demand deposits	$114,699	341	0.30%	$106,309	249	0.23%	$56,208	79	0.14%
Savings deposits	246,055	126	0.05%	241,357	124	0.05%	233,843	120	0.05%
Money market deposits	338,883	1,818	0.54%	328,242	1,231	0.38%	262,754	800	0.30%
Certificates of deposit	128,041	1,960	1.53%	129,495	1,491	1.15%	126,988	1,156	0.91%
Total interest-bearing deposits	827,678	4,245	0.51%	805,403	3,095	0.38%	679,793	2,155	0.32%
Borrowings	4,027	107	2.66%	151	2	1.32%	24,666	189	0.77%
Other	5,677	128	2.25%	4,623	89	1.93%	3,722	67	1.80%
Total interest-bearing liabilities	837,382	4,480	0.54%	810,177	3,186	0.39%	708,181	2,411	0.34%
Non-interest-bearing liabilities	365,621			328,261			277,600
Total liabilities	1,203,003			1,138,438			985,781
Total net worth	127,362			109,399			96,646
Total liabilities and net worth	$1,330,365			$1,247,837			$1,082,427
Net interest income		$49,679			$43,300			$35,210
Net interest rate spread (1)			3.93%			3.67%			3.47%
Net interest-earning assets (2)	$374,512			$334,718			$278,273
Net interest margin (3)			4.10%			3.78%			3.57%
Average interest-earning assets to interest-bearing liabilities	145.72%			141.31%			139.29%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior two columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended June 30,			Year Ended June 30,
	2019 vs. 2018			2018 vs. 2017
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,886	$3,283	$6,169	$4,350	$3,125	$7,475
Securities	489	685	1,174	(245)	387	142
Interest-earning deposits	(361)	682	321	1,115	176	1,291
Other	18	(9)	9	(76)	33	(43)
Total interest-earning assets	3,032	4,641	7,673	5,144	3,721	8,865

Interest-bearing liabilities:
Demand deposits	21	71	92	97	73	170
Savings deposits	2	—	2	4	—	4
Money market deposits	41	546	587	223	208	431
Certificates of deposit	(17)	486	469	23	312	335
Total interest-bearing deposits	47	1,103	1,150	347	593	940
Borrowings	101	4	105	(267)	80	(187)
Other	22	17	39	17	5	22
Total interest-bearing liabilities	170	1,124	1,294	97	678	775

Change in net interest income	$2,862	$3,517	$6,379	$5,047	$3,043	$8,090

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Total Assets. Total assets increased $195.9 million, or 15.3%, to $1.48 billion at June 30, 2019 from $1.28 billion at June 30, 2018. The increase was due primarily to increases of $109.8 million, or 91.3%, in cash and cash equivalents, $68.0 million, or 6.9%, in net loans, and $7.3 million, or 8.3%, in available for sale securities.

Cash and Cash Equivalents. Total cash and cash equivalents increased $109.8 million, or 91.3%, to $230.1 million at June 30, 2019 from $120.3 million at June 30, 2018. This increase resulted primarily from growth of our deposits.

Securities Available for Sale. Total securities available for sale increased $7.3 million, or 8.3%, to $95.4 million at June 30, 2019 from $88.1 million at June 30, 2018. The increase was primarily due to a $12.3 million increase in U.S. government and agency obligations, partially offset by a decrease of $4.6 million in municipal obligations.

Securities Held to Maturity. Total securities held to maturity decreased $1.4 million, or 26.9%, to $3.9 million at June 30, 2019 from $5.3 million at June 30, 2018. The decrease was primarily due to maturities and paydowns of municipal obligations.

Net Loans. Net loans increased $68.0 million, or 6.9%, to $1.05 billion at June 30, 2019 from $985.9 million at June 30, 2018. The increase was primarily due to an increase in commercial real estate loans of $38.5 million, or 10.2%, to $414.4 million at June 30, 2019 from $375.9 million at June 30, 2018, and an increase in one- to four-family residential mortgage loans of $31.8 million, or 12.7%, to $281.4 million at June 30, 2019 from $249.6 million at June 30, 2018. In addition, consumer loans increased $6.5 million, or 43.4%, to $21.5 million at June 30, 2019 from $15.0 million at June 30, 2018. These increases were partially offset by a decrease in commercial and industrial loans of $10.9 million, or 5.6%, to $183.3 million at June 30, 2019 from $194.2 million at June 30, 2018. The increase in commercial real estate loans resulted from new relationships as well as certain commercial construction loans that converted to permanent financing upon completion of construction, which also accounted for the decrease in commercial construction loans.  The increase in one-

to four-family residential mortgage loans reflected management’s desire to maintain an appropriate balance in the overall loan portfolio between commercial and non-commercial lending. The increase in consumer loans reflected an increase in personal loans to the owners of certain commercial businesses. The decrease in commercial and industrial loans reflected principal reductions in the portfolio based on normal fluctuations with borrowing relationships.

Deposits. Total deposits increased $181.1 million, or 15.7%, to $1.33 billion at June 30, 2019 from $1.15 billion at June 30, 2018. The increase in deposits reflected an increase in interest-bearing demand accounts of $123.4 million, or 126.9%, to $220.5 million at June 30, 2019 from $97.2 million at June 30, 2018, an increase in money market accounts of $36.9 million, or 11.0%, to $371.8 million at June 30, 2019 from $334.9 million at June 30, 2018, an increase in non-interest-bearing demand accounts by $12.5 million, or 3.6% to $357.5 million at June 30, 2019 from $345.0 million at June 30, 2018, and an increase in savings accounts of $6.8 million, or 2.8%, to $250.9 million at June 30, 2019 from $244.1 million at June 30, 2018. The increase in interest bearing demand accounts was a result of stock subscription deposits relating to mutual holding company reorganization and minority stock issuance.  The increase in money market accounts was primarily due to growth in municipal deposit relationships. Certificates of deposit balances were relatively unchanged from June 30, 2018 to June 30, 2019.

Borrowings. There were no borrowings outstanding at either June 30, 2019 or June 30, 2018.

Total Net Worth. Total net worth increased $16.9 million, or 14.3%, to $135.0 million at June 30, 2019 from $118.1 million at June 30, 2018. The increase was due to net income of $19.0 million for the year ended June 30, 2019, offset in part by a decrease of $2.1 million in accumulated other comprehensive loss on our available for sale securities and employee benefit plans.

Comparison of Operating Results for the Years Ended June 30, 2019 and June 30, 2018

General.  Net income increased by $7.5 million, or 65.4%, to $19.0 million for the year ended June 30, 2019 from $11.5 million for the year ended June 30, 2018.  The increase was primarily due to a $6.4 million increase in net interest income, a $1.6 million increase in non-interest income and a $1.5 million decrease in income tax expense, partially offset by a $380,000 increase in the provision for loan losses, and a $1.6 million increase in non-interest expense.

Interest and Dividend Income.  Interest and dividend income increased $7.7 million, or 16.5%, to $54.2 million for the year ended June 30, 2019, from $46.5 million for the year ended June 30, 2018 primarily due to increases in interest income on loans and securities.  The increase reflected a $67.0 million increase in the average balance of interest-earning assets and a 41 basis points increase in the average yield on interest-earning assets to 4.47% for the year ended June 30, 2019, from 4.06% for the year ended June 30, 2018.

Interest income on loans increased $6.2 million, or 14.1%, to $49.8 million for the year ended June 30, 2019 from $43.6 million for the year ended June 30, 2018. Interest income on loans increased primarily due to a 33 basis points increase in average yield on loans to 4.83% for the year ended June 30, 2019 from 4.50% for the year ended June 30, 2018, as well as, a $62.0 million increase in the average balance of loans to $1.0 billion for the year ended June 30, 2019 from $969.6 million for the year ended June 30, 2018.  The increase in average balance of loans was due to our continued effort to increase our loan portfolio, while the increase in the average yield on loans was due to both our originating and purchasing new loans at higher interest rates combined with the upward adjustment of interest rates on our existing adjustable-rate loans in a rising interest rate environment.

Interest income on securities increased $1.2 million, or 85.9%, to $2.5 million for the year ended June 30, 2019 from $1.4 million for the year ended June 30, 2018. Interest income on securities increased primarily due to a 70 basis points increase in the average yield on securities to 2.36% for the year ended June 30, 2019 from 1.66% for the year ended June 30, 2018.  The increase also reflected a $25.1 million increase in the average balance of securities to $107.6 million for the year ended June 30, 2019 from $82.5 million for the year ended June 30, 2018. The increase in the average yield was due to increased market rates of interest and the increase in the average balance of securities was due to the Bank investing excess cash in short-term available for sale securities.

Interest Expense.  Interest expense increased $1.3 million, or 40.6%, to $4.5 million for the year ended June 30, 2019 from $3.2 million for the year ended June 30, 2018 as a result of an increase in interest expense on deposits.  The increase primarily reflected a 15 basis points increase in the average cost of interest-bearing liabilities to 0.54% for the year ended June 30, 2019 from 0.39% for the year ended June 30, 2018, as well as a $27.2 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $1.2 million, or 37.2%, to $4.3 million for the year ended June 30, 2019 from $3.1 million for the year ended June 30, 2018. Interest expense on interest-bearing deposits increased primarily due to a 13 basis points increase in the average cost on interest-bearing deposits to 0.51% for the year ended June 30, 2019 from 0.38% for the prior year and, to a lesser extent, a $22.3 million increase in the average balance of deposits to $827.7 million for the year ended June 30, 2019 from $805.4 million for the year ended June 30, 2018. The increase in the average cost of deposits reflected a rising interest rate environment as well as competition from other financial service providers operating in our market.

Interest expense on Federal Home Loan Bank of New York borrowings increased $105,000 to $107,000 for the year ended June 30, 2019 compared to the prior year primarily due to a $3.9 million increase in the average balance of Federal Home Loan Bank of New York borrowings to $4.0 million for the year ended June 30, 2019 from $151,000 for the year ended June 30, 2018, and to a lesser extent, by a 134 basis points increase in the average cost of Federal Home Loan Bank of New York borrowings to 2.66% for the year ended June 30, 2019 from 1.32% for the year ended June 30, 2018.  From November 2018 through January 2019, we increased the amount of Federal Home Loan Bank of New York borrowings in order to increase our short-term liquidity due to a loss of seasonal municipal deposits.

Net Interest Income.  Net interest income increased $6.4 million, or 14.7%, to $49.7 million for the year ended June 30, 2019 compared to $43.3 million for the year ended June 30, 2018.  The increase reflected a $45.5 million increase in the average balance of net interest-earning assets to $380.2 million for the year ended June 30, 2019 from $334.7 million for the year ended June 30, 2018, combined with a 26 basis points increase in the net interest rate spread to 3.93% for the year ended June 30, 2019 from 3.67% for the year ended June 30, 2018.  The net interest margin increased 32 basis points to 4.10% for the year ended June 30, 2019 from 3.78% for the year ended June 30, 2018.

Provision for Loan Losses.  We recorded a provision for loan losses of $2.4 million for the year ended June 30, 2019 compared to $2.0 million for the year ended June 30, 2018. The increase in the provision reflected management’s assessment of the loss inherent in our loan portfolio, the growth of the commercial real estate, one- to four-family residential mortgage, and consumer loan portfolios, and increased levels of charge-offs and non-performing assets. Net charge-offs increased to $1.4 million for the year ended June 30, 2019, compared to $280,000 for the year ended June 30, 2018.  Net charge-offs for the year ended June 30, 2019 included partial charge-offs of two relationships totaling $1.0 million consisting of commercial and industrial loans. Non-performing assets increased to $12.8 million, or 0.87% of total assets, at June 30, 2019, compared to $9.6 million, or 0.75% of total assets, at June 30, 2018. The allowance for loan losses was $14.5 million, or 1.36% of net loans outstanding, at June 30, 2019 and $13.5 million, or 1.35% of net loans outstanding, at June 30, 2018.

Non-Interest Income.  Non-interest income increased $1.6 million, or 12.5%, to $14.4 million for the year ended June 30, 2019 from $12.8 million for the year ended June 30, 2018.  The increase was primarily due to an increase of $1.5 million in bank fees and service charges and a $1.4 million increase in income attributable to our insurance and wealth management services, which was partially offset by an $806,000 decrease in the net gain on securities sales and a $430,000 increase in the loss on the disposal of assets. Bank fees and service charges increased primarily due to commercial loan fees. The increase in income attributable to our insurance and wealth management services reflected the acquisition in May 2018 of the assets of Ward Financial Management, LTD during the year ended June 30, 2019. Our assets under management increased to $540.5 million at June 30, 2019 from $499.7 million at June 30, 2018. Net gain on securities sales decreased during the year ended June 30, 2019 as compared to the prior year as we had no sales during fiscal 2019. The increase in the loss on the disposal of assets was primarily the result of the sale of a branch location in fiscal 2019.

Non-Interest Expense.  Non-interest expense increased $1.6 million, or 4.3%, to $37.9 million for the year ended June 30, 2019 from $36.3 million for the year ended June 30, 2018.  The $1.6 million increase was primarily the result of a $1.0 million increase in salaries and employee benefits expense, a $350,000 increase in occupancy and equipment costs, and a $193,000 increase in advertising and marketing expenses.  Salaries and employee benefits expense and occupancy and equipment costs increased during the year ended June 30, 2019 compared to the prior year due to annual salary increases, additional personnel acquired in the Ward Financial Management, LTD acquisition, and regular maintenance expenses for our branches. Advertising and marketing expenses increased due to sponsorships with community organizations for the year ended June 30, 2019.

Income Tax Expense.  Income tax expense decreased $1.5 million, or 23.5% to $4.8 million for the year ended June 30, 2019 from $6.3 million for the year ended June 30, 2018.  The decrease resulted from the lower effective federal corporate tax rate under the Tax Cuts and Jobs Act, which became effective on January 1, 2018. The Tax Cuts and Jobs Act reduced the federal corporate income tax rate from 35% to 21%. Our effective tax rate was 20.3% for the year ended June 30, 2019 compared to 35.4% for the year ended June 30, 2018.  Income tax expense for the year ended June 30, 2019 also reflected a $580,000 tax benefit related to the final evaluation of our net deferred tax assets in connection with the federal income tax rate reduction resulting from the Tax Cuts and Jobs Act. In addition, income tax expense for the year ended June 30, 2018 included a $1.2 million charge related to the revaluation of our net deferred tax assets following the enactment of the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2019, we had the ability to borrow up to $405.0 million, of which none was utilized for borrowings and $207.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2019, we had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in the “Subsequent Events” footnote may have on our Liquidity and Capital Resources beyond the first quarter of 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2019, cash and cash equivalents totaled $230.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $95.4 million at June 30, 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2019 totaled $66.0 million, or 5.0%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At June 30, 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 15 in the Notes to the consolidated financial statements.

The net offering proceeds will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering.

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

At June 30, 2019, we had $381.1 million of commitments to originate loans, comprised of $310.5 million of commitments under commercial loans and lines of credit (including $83.7 million of unadvanced portions of commercial construction loans), $47.2 million of commitments under home equity loans and lines of credit, $15.0 million of commitments to purchase one- to four-family residential real estate loans and $8.4 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2019, we had $33.4 million in standby letters of credit outstanding. See Note 13 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 in the Notes to the consolidated financial statements that appear starting on page 59 of this Annual Report on Form 10‑K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as Pioneer Bancorp, Inc. is a “smaller reporting company.”

ITEM 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Examining Committee and Board of Trustees

of Pioneer Savings Bank and Subsidiaries

Albany, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Pioneer Savings Bank and Subsidiaries (the “Company”) as of June 30, 2019 and 2018 and the related consolidated statements of income, comprehensive income, changes in net worth, and cash flows for the each of the years in the two-year period ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2019, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ Bonadio & Co., LLP

Syracuse, New York

December 10, 2019

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

(dollars in thousands)

	June 30,	June 30,
	2019	2018
Assets
Cash and due from banks	$48,385	$23,187
Federal funds sold	2,083	8,869
Interest-bearing deposits with banks	179,641	88,224
Cash and cash equivalents	230,109	120,280

Securities available for sale, at fair value	95,353	88,063
Securities held to maturity (fair value of $3,887 at June 30, 2019; and $5,326 at June 30, 2018)	3,873	5,297
Federal Home Loan Bank of New York stock	924	883
Net loans receivable	1,053,938	985,902
Accrued interest receivable	4,374	3,854
Premises and equipment, net	41,710	42,902
Bank-owned life insurance	17,834	17,715
Goodwill	7,292	7,292
Other intangible assets, net	2,523	2,874
Other assets	22,062	9,066
Total assets	$1,479,992	$1,284,128

Liabilities and Net Worth
Liabilities:
Deposits:
Non-interest bearing deposits	$357,523	$345,048
Interest bearing deposits	973,795	805,214
Total deposits	1,331,318	1,150,262
Mortgagors’ escrow deposits	6,044	5,382
Other liabilities	7,665	10,421
Total liabilities	1,345,027	1,166,065

Net worth:
Surplus	10,658	10,658
Undivided profits	135,410	116,394
Accumulated other comprehensive loss	(11,103)	(8,989)
Total net worth	134,965	118,063
Total liabilities and net worth	$1,479,992	$1,284,128

See accompanying notes to consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

	For the Year Ended
	June 30,
	2019	2018
Interest and dividend income:
Loans	$49,818	$43,649
Securities	2,541	1,367
Interest-bearing deposits with banks and other	1,800	1,470
Total interest and dividend income	54,159	46,486

Interest expense:
Deposits	4,327	3,167
Borrowings and other	153	19
Total interest expense	4,480	3,186
Net interest income	49,679	43,300
Provision for loan losses	2,350	1,970
Net interest income after provision for loan losses	47,329	41,330

Noninterest income:
Bank fees and service charges	8,066	6,572
Insurance and wealth management services	6,457	5,132
Net gain on securities transactions	6	812
Net loss on disposal of assets	(583)	(114)
Bank-owned life insurance	119	114
Other	342	288
Total noninterest income	14,407	12,804

Noninterest expense:
Salaries and employee benefits	22,647	21,621
Net occupancy and equipment	5,875	5,528
Data processing	2,940	2,921
Advertising and marketing	925	732
FDIC insurance premiums	676	841
Other	4,827	4,682
Total noninterest expense	37,890	36,325
Income before income taxes	23,846	17,809
Income tax expense	4,830	6,310
Net income	$19,016	$11,499

See accompanying notes to consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended
	June 30,
	2019	2018
Net income	$19,016	$11,499

Other comprehensive (loss) income:
Unrealized gains/losses on securities:
Unrealized holding (losses) gains arising during the period	(90)	758
Reclassification adjustment for gains included in net income	(6)	(812)
	(96)	(54)
Tax effect	(25)	4
	(71)	(58)
Defined benefit plan:
Change in funded status of defined benefit plans	(3,526)	2,075
Reclassification adjustment for amortization of net actuarial loss	760	1,458
	(2,766)	3,533
Tax effect	(723)	923
	(2,043)	2,610
Total other comprehensive (loss) income	(2,114)	2,552
Comprehensive income	$16,902	$14,051

See accompanying notes to consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET WORTH

(dollars in thousands)

			Accumulated
			Other	Total
		Undivided	Comprehensive	Net
	Surplus	Profits	Loss	Worth

Balance as of July 1, 2017	$10,658	$103,022	$(9,668)	$104,012

Net income	—	11,499	—	11,499

Other comprehensive income	—	—	2,552	2,552

Reclassification of certain tax effects related to the Tax Cuts and Jobs Act (1)	—	1,873	(1,873)	—

Balance as of June 30, 2018	10,658	116,394	(8,989)	118,063

Net income	—	19,016	—	19,016

Other comprehensive loss	—	—	(2,114)	(2,114)

Balance as of June 30, 2019	$10,658	$135,410	$(11,103)	$134,965

(1)	Adoption of Accounting Standard Update 2018‑02, reclassification from accumulated other comprehensive loss to undivided profits for stranded tax effects resulting from Tax Cuts and Jobs Act.

See accompanying notes to consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$19,016	$11,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,814	2,638
Provision for loan losses	2,350	1,970
Net accretion on securities	(533)	(125)
Earnings on bank-owned life insurance	(119)	(114)
Net loss on sale of loans	—	26
Proceeds from sale of loans	227	2,771
Net losses on the sale, disposal or write-down of premises and equipment, and other real estate owned	583	114
Net gains on securities transactions	(6)	(812)
Deferred tax (benefit) expense	(63)	2,078
Increase in accrued interest receivable	(520)	(599)
(Increase) decrease in other assets	(14,186)	1,836
(Decrease) increase in other liabilities	(3,434)	1,723
Net cash provided by operating activities	6,129	23,005

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	61,534	66,267
Proceeds from sales of securities available for sale	—	1,134
Purchases of securities available for sale	(68,381)	(72,606)
Proceeds from maturities and paydowns of securities held to maturity	5,252	4,807
Purchases of securities held to maturity	(3,828)	(7,891)
Net (purchases) redemptions of FHLBNY stock	(41)	265
Net increase in loans receivable	(70,887)	(58,034)
Purchases of premises and equipment	(2,284)	(8,015)
Proceeds from sale of premises and equipment, and other real estate owned	617	70
Acquisitions	—	(4,696)
Net cash used in investing activities	(78,018)	(78,699)

Cash flows from financing activities:
Net increase in deposits	181,056	140,236
Net increase in mortgagors’ escrow deposits	662	477
Net decrease in borrowings from FHLBNY	—	(5,000)
Net cash provided by financing activities	181,718	135,713

Net increase in cash and cash equivalents	109,829	80,019
Cash and cash equivalents at beginning of year	120,280	40,261
Cash and cash equivalents at end of year	$230,109	$120,280

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,474	$3,190
Income taxes	$5,350	$3,250
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$274	$72

See accompanying notes to consolidated financial statements.

PIONEER SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Principles of Consolidation

The accompanying consolidated financial statements of Pioneer Savings Bank and Subsidiaries (the “Bank”) conform, in all material respects, to accounting principles generally accepted in the United States of America (“GAAP”) and to general practice within the banking industry.

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

Subsequent Events

Subsequent events are events or transactions that occur after the statement of condition date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the statement of condition, including the estimates inherent in the process of preparing consolidated financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of condition but arose after that date.

Management has reviewed events occurring through the date the consolidated financial statements were issued and, when appropriate, recognized or disclosed in the consolidated financial statements or notes to the consolidated financial statements.  See Note 16, “Mutual Holding Company Reorganization and Minority Stock Issuance” and Note 17 “Subsequent Events,” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and due from banks, federal funds sold with maturities less than three months, and interest-bearing deposits with banks. Net cash flows are reported for customer loan and deposit transactions, changes in mortgagor’s escrow deposits, and short-term borrowings.

Securities Available for Sale and Securities Held to Maturity

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive loss, a component of net worth. At June 30, 2019 and 2018, and during the periods then ended, the Bank did not hold any securities considered to be trading securities.

Gains or losses on the sale or call of securities are based on the net proceeds received and the amortized cost of the securities sold or called, using the specific identification method. Unrealized losses on securities which reflect a decline in value which is other-than-temporary are charged to income. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In order to determine OTTI for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, the Bank compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Securities are exposed to various risks such as interest rate, market and credit risks. Due to the level of risk associated with certain securities, it is at least reasonably possible that changes in the values of securities will occur in the near term and that such changes could materially affect the amounts reported in the accompanying consolidated financial statements.

Federal Home Loan Bank of New York (“FHLBNY”) Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLBNY stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends, if any, are reported as income.

Loans Held for Sale

Management determines the appropriate classification of mortgage loans at the time of commitment for new loan originations or, for convertible adjustable rate loans, at the time of conversion to a fixed interest rate. Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value as determined by outstanding commitments from investors or fair value based upon recent sales for loans with no commitments. In order to limit the interest rate risk associated with loans held for sale, the Bank may enter into various agreements to sell loans in the secondary mortgage market at fixed rates.

Gains and losses on the disposition of loans held for sale are determined based on the difference between the selling price and the carrying value of the loan sold plus the value of servicing rights, if retained.

At June 30, 2019 and 2018 the Bank had no loans held for sale.

Net Loans Receivable

Loans receivable are reported at the principal amount outstanding, plus net deferred loan costs and net of the allowance for loan losses. Interest income accrues on the unpaid principal balance. Interest income on loans is not recognized when considered doubtful of collection by management (generally, when principal or interest payments are ninety days or more past due). Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. A loan is moved to non-accrual status in accordance with the Bank’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on a cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Fees received from loan originations and certain direct origination costs are deferred and amortized into interest income to provide for a level-yield on the underlying loans without anticipating prepayments.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased through charges to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal is not probable. Recoveries on loans previously charged-off are credited to the allowance for loan losses when realized. The allowance is an amount that management believes is adequate for probable incurred losses on existing loans.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial business, commercial real estate, commercial construction, and certain residential real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures unless classified as a troubled debt restructuring.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of an allowance in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the most recent one, three, five or ten year periods, whichever is highest. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial, Residential Mortgages, Home Equity Loans and Lines, and Consumer. Commercial loan classes include commercial and industrial, real estate, and construction.

The risk characteristics of each of the identified portfolio segments and classes are as follows:

Commercial – Commercial and industrial loans are commercial loans other than those secured by real estate. Commercial and industrial loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Commercial real estate loans are secured by multi-family and nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Commercial real estate loans depend on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow from the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply in a specific region.

Commercial construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, additional funds may be required to be advanced in excess of the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, the value of the building may be insufficient to assure full repayment if liquidation is required. If foreclosure is required on a building before or at completion due to a default, there can be no assurance that all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs will be recovered.

Residential Mortgages– Residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable. Repayment of residential mortgage loans is subject to adverse employment conditions in the local economy leading to increased default rate and decreased market values from oversupply in a geographic area. In general, residential mortgage loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Home Equity Loans and Lines – Home equity loans secured by real estate may entail greater risk than first-lien residential mortgage loans due to a lower lien position. In general, repayment of home equity loans depend on the borrower’s continuing financial stability and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Consumer - Consumer loans, particularly unsecured loans and loans secured by assets that depreciate rapidly, such as motor vehicles, are subject to greater risk. In all cases, collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.

Derivatives

In the normal course of business, the Bank utilizes interest rate swaps with certain commercial borrowers and third-party counterparties. These transactions are accounted for as derivatives. The derivatives are entered into in connection with the Bank’s asset and liability management activities and not for trading purposes.

The derivatives are not designated as hedges for accounting purposes and therefore all derivatives are recorded at fair value as derivative assets and derivative liabilities, included in other assets and other liabilities, respectively, in the consolidated statement of condition, with changes in fair value recognized as non-interest income in the consolidated statement of income.

Premises and Equipment

Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets  (39 years for buildings, 15 years for land improvements and 3 to 10 years for furniture, fixtures and equipment). Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related leases or the estimated useful lives of the assets. Land is carried at cost.

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value of the asset acquired less an estimate of the costs to sell, establishing a new cost basis. Fair value of OREO is generally determined through independent appraisals. At the time of foreclosure or when the Bank obtains legal title to the property, the excess, if any, of the recorded investment in the loan over the fair value of the asset received is charged to the allowance for loan losses. Subsequent declines in the fair value of such assets, or increases in the estimated costs to sell the properties and net operating expenses of such assets, are charged directly to other expenses. OREO is included in other assets on the consolidated statements of condition.

Bank-Owned Life Insurance

The Bank is the beneficiary of a policy that insures the lives of certain current and former officers of the Bank. The Bank has recognized the cash surrender value, or the amount that can be realized under the insurance policy, as an asset in the consolidated statements of condition. Changes in the cash surrender value and insurance benefit payments are recorded in noninterest income.

Goodwill and Other Intangible Assets

The excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, is recorded as goodwill. Goodwill is carried at its acquired value and is reviewed annually for impairment, or when events or changes in circumstances indicate that carrying amounts may be impaired.

Acquired identifiable intangible assets that have finite lives are amortized over their useful economic life. Customer relationship intangibles are generally amortized over fifteen years based upon the projected discounted cash flows of the accounts acquired. Core deposit premium related to the Bank’s assumption of certain deposit liabilities is being amortized over fifteen years. Acquired identifiable intangible assets that are amortized are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may be impaired.

Advertising

The Bank expenses costs associated with advertising as they are incurred.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Bank recognizes interest and/or penalties related to income tax matters in other expense.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Statutory Transfer of Surplus

A quarterly transfer of 10% of net income may be made to surplus in accordance with New York State Banking Regulations. No transfer is required if net worth as a percent of deposits exceeds 10% at the end of each quarter. In accordance with State of New York Banking Law, surplus is subject to certain restrictions, including a prohibition of its use for payment of dividends, except with the approval of the Department of Financial Services.

Financial Instruments

In the normal course of business, the Bank is a party to certain financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit and standby letters of credit. The face amount for these items represents exposure to loss, before considering customer collateral, or ability to repay. The Bank’s policy is to record such instruments when funded.

Mortgage Servicing Rights

Mortgage servicing rights are recognized in other assets when loans are sold with servicing retained based on their estimated fair values. The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income. Capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and any impairment loss is recognized through a valuation allowance.

Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in net worth, net of tax. Other comprehensive income or loss includes the unrealized gain or loss on securities available for sale and changes in the funded status of the Bank’s defined benefit pension and other post-retirement plans, net of tax.

Cash Reserve Requirement

The Bank may be required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The Bank had no reserve requirement at June 30, 2019 and 2018.

Employee Benefits

The Bank has a defined benefit pension plan covering substantially all of its employees. The benefits are developed from actuarial valuations and are based on the employee’s years of service and compensation. Actuarial assumptions such as interest rates, expected return on plan assets, turnover, mortality and rates of future compensation increases have a significant impact on the costs, assets and liabilities of the plan. Pension expense is the net of service cost, interest cost, return on plan assets and amortization of gains and losses not immediately recognized.

The Bank maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Employer 401(k) expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense principally represents investment performance on the various plan assets.

The Bank also provides post-retirement medical and life insurance benefits to certain employees and retirees. The cost of post-retirement benefits is recognized on an accrual basis as employees perform services. Effective October 1, 2006, the post-retirement medical portion of the plan was frozen. Accordingly, after that date there have been no new plan participants.

Reclassifications

Amounts in the prior year’s consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

Impact of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09 to amend its guidance on “Revenue from Contracts with Customers (Topic 606)”. The objective of this ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services. This ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. In August 2015, the FASB issued an amendment (ASU 2015‑14) which defers the effective date of this new guidance by one year. More detailed implementation guidance on Topic 606 was issued in March 2016 (ASU 2016‑08), April 2016 (ASU 2016‑10), May 2016 (ASU 2016‑12), December 2016 (ASU 2016‑20), February 2017 (ASU 2017‑05), and September 2017 (ASU‑2017‑13) and the effective date and transition requirements for these ASUs are the same as the effective date and transition requirements of ASU 2014‑09. The amendments in ASU 2014‑09 are effective for the Bank for the fiscal year beginning July 1, 2019. A significant amount of the Bank’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to noninterest income, the Bank has identified revenue streams within the scope of the guidance and has performed its accounting analysis of the underlying contracts. The Bank will record a cumulative effect adjustment to increase retained earnings in the amount of $290,000. The Bank does not presently expect that changes in the timing of revenue recognition will be material to the amount of annual revenue recognized by the Bank.

In January 2016, the FASB issued ASU 2016‑01 to its guidance on “Financial Instruments (Subtopic 825‑10)”. This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. The amendments in ASU 2016‑01 are effective for the Bank for the fiscal year beginning July 1, 2019. The Bank will record a cumulative effect adjustment to increase retained earnings in the amount of $600,000, representing the unrealized gain, net of tax, on those equity securities.

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

In June 2016, the FASB issued ASU 2016‑13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016‑13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities.    For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Bank for the fiscal year beginning July 1, 2023. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018‑19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016‑13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.    The Bank is currently evaluating the potential impact on our consolidated results of operations and financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this ASU. At this time, we have not calculated the estimated impact that this ASU will have on our allowance for loan losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. Alternative methodologies are currently being considered. Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. The Bank is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

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

The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:

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

For Codification Improvements specific to ASU 2016-01, the following topics were covered within ASU 2019-04:

•	Scope Clarifications
•	Held-to-Maturity Debt Securities Fair Value Disclosures
•	Applicability of Topic 820 to the Measurement Alternative
•	Remeasurement of Equity Securities at Historical Exchange Rates

ASU 2019-04 has various implementation dates dependent on a number of factors as it pertains to the above items.

2.        ACQUISITIONS

On May 29, 2018 and July 1, 2017 respectively, the Bank acquired substantially all of the operating assets of Ward Financial Management, LTD, a financial services agency that offers a full line of financial services, for total cash consideration of $3.4 million and the Capital Region Strategic Employee Benefits Services, LLC, an insurance agency that offers a full line of employee benefits products and services, for total cash consideration of $1.3 million. The acquisitions were made to expand the Bank’s insurance and wealth management services. The results of operations have been included in the consolidated statement of income from the respective date of each acquisition. The estimated fair values of the assets acquired as of the acquisition dates included goodwill of $2.1 million and other intangible assets of $2.6 million. The goodwill from the acquisitions is expected to be deductible for tax purposes.

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

Pursuant to the terms of the stock purchase agreement, Pioneer Bank will pay an aggregate purchase price of $12.75 million. The purchase price may be adjusted upward or downward as described below and will be payable in four installments with $3.75 million being paid at closing (the “closing payment”) and $3.0 million paid following the first, second and third anniversaries of the closing (each an “installment payment”).

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

The transaction is subject to customary closing conditions. The Bank currently anticipates that the transaction will be completed sometime early in the first calendar quarter of 2020.

3.        SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$70,706	$164	$(3)	$70,867
Mortgage-backed securities - residential	109	3	—	112
Asset-backed securities	75	55	(2)	128
Collateralized mortgage obligations - residential	525	401	(37)	889
Municipal obligations	14,666	33	—	14,699
Total debt securities	86,081	656	(42)	86,695
Preferred stocks	6,007	52	(1,019)	5,040
Common stocks	2,806	1,067	(255)	3,618
Total available for sale securities	$94,894	$1,775	$(1,316)	$95,353

Securities held to maturity:
Municipal obligations	$3,873	$14	$—	$3,887

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$58,743	$—	$(185)	$58,558
Mortgage-backed securities - residential	146	4	—	150
Asset-backed securities	115	49	(2)	162
Collateralized mortgage obligations - residential	692	415	(28)	1,079
Municipal obligations	19,264	3	(4)	19,263
Total debt securities	78,960	471	(219)	79,212
Preferred stocks	6,007	24	(282)	5,749
Common stocks	2,541	727	(166)	3,102
Total available for sale securities	$87,508	$1,222	$(667)	$88,063

Securities held to maturity:
Municipal obligations	$5,297	$29	$—	$5,326

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$4,969	$(1)	$7,988	$(2)	$12,957	$(3)
Mortgage-backed securities - residential (1)	1	—	2	—	3	—
Asset-backed securities	—	—	5	(2)	5	(2)
Collateralized mortgage obligations - residential	15	(9)	160	(28)	175	(37)
Preferred stocks	—	—	4,986	(1,019)	4,986	(1,019)
Common stocks	88	(27)	627	(228)	715	(255)
	$5,073	$(37)	$13,768	$(1,279)	$18,841	$(1,316)

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$52,569	$(175)	$5,989	$(10)	$58,558	$(185)
Mortgage-backed securities - residential (1)	2	—	—	—	2	—
Asset-backed securities	—	—	4	(2)	4	(2)
Collateralized mortgage obligations - residential	34	(11)	175	(17)	209	(28)
Municipal obligations	7,504	(4)	—	—	7,504	(4)
Preferred stocks	—	—	5,723	(282)	5,723	(282)
Common stocks	—	—	747	(166)	747	(166)
	$60,109	$(190)	$12,638	$(477)	$72,747	$(667)

(1)	Unrealized losses on these securities are less than $500.

The above tables represent securities at June 30, 2019 and 2018, where the current fair value is less than the related amortized cost. There were 37 and 53 securities with unrealized losses at June 30, 2019 and 2018, respectively. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities are not considered other than temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral. Unrealized losses on common stocks relate to declines in specific industry groups and in particular the energy, healthcare and materials sectors. Unrealized losses on two auction rate securities, consisting of U.S. Bancorp and Bank of America preferred stock, are not considered to be other-than-temporary based upon management’s evaluation of the underlying operating results and financial strength of the issuers. The U.S. Bancorp security is investment grade, whereas the Bank of America security, remains non-investment grade as of June 30, 2019. The Bank of America security had a cost basis of $2.2 million and an estimated fair value of $2.0 million, as of June 30, 2019. Management does not have the intent to sell, nor do they believe that they will be required to sell the above mentioned securities in an unrealized loss position before recovery of the amortized cost basis. In management’s opinion, the market conditions are temporary in nature and provide the basis for the Bank’s belief that the declines are not other-than-temporary.

During the years ended June 30, 2019 and 2018, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations which were rated less than investment grade for impairment, resulting in no additional impairment charges in fiscal 2019 and 2018. In fiscal 2019, 62 securities with an amortized cost of $0.5 million and remaining par value of $2.0 million were evaluated. In fiscal 2018, 64 securities with an amortized cost of $0.7 million and remaining par value of $2.2 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2017	$2,431

Reductions for amounts realized for securities transactions	(925)

Balance, June 30, 2018	1,506

Reductions for amounts realized for securities transactions	(29)

Balance, June 30, 2019	$1,477

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	June 30, 2019
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$75,416	$75,593
Due after one to five years	9,956	9,973
Mortgage-backed securities - residential	109	112
Asset-backed securities	75	128
Collateralized mortgage obligations - residential	525	889
	$86,081	$86,695

Securities held to maturity:
Due in one year or less	$3,748	$3,762
Due after one to five years	—	—
Due after five to ten years	125	125
	$3,873	$3,887

	June 30, 2018
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$51,217	$51,101
Due after one to five years	26,790	26,720
Mortgage-backed securities - residential	146	150
Asset-backed securities	115	162
Collateralized mortgage obligations - residential	692	1,079
	$78,960	$79,212

Securities held to maturity:
Due in one year or less	$5,091	$5,120
Due after one to five years	66	66
Due after five to ten years	140	140
	$5,297	$5,326

During the year ended June 30, 2019, there were no sales of securities available for sale. During the year ended June 30, 2018, the Bank received $1.1 million in proceeds from the sale of securities available for sale, realizing gross gains of $921,000 and gross losses of $109,000.

During the years ended June 30, 2019 and 2018, there were no sales of securities held to maturity.

At June 30, 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of net worth. As of June 30, 2019 and 2018, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $84.9 million and $77.9 million, respectively.

4.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2019	June 30, 2018
Commercial:
Real estate	$414,375	$375,852
Commercial and industrial	183,262	194,183
Construction	85,274	84,569
Total commercial	682,911	654,604
Residential mortgages	281,388	249,635
Home equity loans and lines	80,258	78,286
Consumer	21,482	14,977
	1,066,039	997,502
Net deferred loan costs	2,398	1,910
Allowance for loan losses	(14,499)	(13,510)
Net loans receivable	$1,053,938	$985,902

The following table presents the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Year Ended June 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of year	$10,414	$2,166	$770	$160	$13,510
Provisions charged to operations	1,729	279	90	252	2,350
Loans charged off	(1,086)	(85)	(47)	(179)	(1,397)
Recoveries on loans charged off	—	—	—	36	36
Allowance for loan losses at end of year	$11,057	$2,360	$813	$269	$14,499

	For the Year Ended June 30, 2018
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of year	$9,506	$1,427	$740	$147	$11,820
Provisions charged to operations	1,082	739	44	105	1,970
Loans charged off	(174)	—	(17)	(152)	(343)
Recoveries on loans charged off	—	—	3	60	63
Allowance for loan losses at end of year	$10,414	$2,166	$770	$160	$13,510

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	June 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$426	$—	$—	$—	$426
Related to loans collectively evaluated for impairment	10,631	2,360	813	269	14,073
Ending balance	$11,057	$2,360	$813	$269	$14,499

Loans:
Individually evaluated for impairment	$8,067	$—	$—	$—	$8,067
Loans collectively evaluated for impairment	674,844	281,388	80,258	21,482	1,057,972
Ending balance	$682,911	$281,388	$80,258	$21,482	$1,066,039

	June 30, 2018
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$1,329	$—	$—	$—	$1,329
Related to loans collectively evaluated for impairment	9,085	2,166	770	160	12,181
Ending balance	$10,414	$2,166	$770	$160	$13,510

Loans:
Individually evaluated for impairment	$4,753	$—	$—	$—	$4,753
Loans collectively evaluated for impairment	649,851	249,635	78,286	14,977	992,749
Ending balance	$654,604	$249,635	$78,286	$14,977	$997,502

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2019			June 30, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,593	$5,376	$—	$5,608	$—
Commercial and industrial	59	48	—	59	—
Construction	1,377	1,377	—	1,106	—
Subtotal	7,029	6,801	—	6,773	—
With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	1,266	1,266	426	1,293	95
Subtotal	1,266	1,266	426	1,293	95
Total	$8,295	$8,067	$426	$8,066	$95

				For the Year Ended
	June 30, 2018			June 30, 2018
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$2,419	$2,227	$—	$2,439	$—
Commercial and industrial	62	55	—	66	1
Subtotal	2,481	2,282	—	2,505	1

With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	2,473	2,471	1,329	2,498	95
Subtotal	2,473	2,471	1,329	2,498	95
Total	$4,954	$4,753	$1,329	$5,003	$96

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the years ended June 30, 2019 and 2018 was nominal.

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

There were no loans modified as troubled debt restructurings during the years ended June 30, 2019 and 2018.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	June 30,		June 30,
	2019		2018
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$5,618	$58	$2,236	$180
Commercial and industrial	42	—	705	—
Construction	1,377	—	—	—
Residential mortgages	4,028	—	3,834	1,232
Home equity loans and lines	1,497	41	970	330
Consumer	—	19	—	24
	$12,562	$118	$7,745	$1,766

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following table presents the aging of the recorded investment in loans by class of loans (dollars in thousands):

	June 30, 2019
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$3	$—	$5,490	$5,493	$408,882	$414,375
Commercial and industrial	—	—	42	42	183,220	183,262
Construction	—	—	1,377	1,377	83,897	85,274
Residential mortgages	156	217	2,699	3,072	278,316	281,388
Home equity loans and lines	476	318	988	1,782	78,476	80,258
Consumer	5	—	19	24	21,458	21,482
Total	$640	$535	$10,615	$11,790	$1,054,249	$1,066,039

	June 30, 2018
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$634	$21	$2,083	$2,738	$373,114	$375,852
Commercial and industrial	1,346	45	659	2,050	192,133	194,183
Construction	205	—	—	205	84,364	84,569
Residential mortgages	716	781	4,696	6,193	243,442	249,635
Home equity loans and lines	205	385	1,183	1,773	76,513	78,286
Consumer	7	1	24	32	14,945	14,977
Total	$3,113	$1,233	$8,645	$12,991	$984,511	$997,502

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

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$406,317	$2,440	$5,618	$—	$414,375
Commercial and industrial	179,099	226	3,937	—	183,262
Construction	83,897	—	1,377	—	85,274
	$669,313	$2,666	$10,932	$—	$682,911

	June 30, 2018
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$371,781	$1,836	$2,235	$—	$375,852
Commercial and industrial	190,639	1,494	1,391	659	194,183
Construction	84,569	—	—	—	84,569
	$646,989	$3,330	$3,626	$659	$654,604

The Bank considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

At both June 30, 2019 and 2018, the Bank had residential real estate loans in process of foreclosure of $2.2 million.

As of June 30, 2019 and 2018, the Bank had pledged $485.6 million and $308.4 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

At June 30, 2019 and 2018, loans to executive officers, trustees, or to associates of such persons, as well as activity in such loans for the years then ended were immaterial as a percentage of total loans receivable.

During the year ended June 30, 2018, the Bank sold its portfolio of guaranteed student loans (consumer loans) totaling $2.8 million and realized a net loss on this sale of $26,000.

The Bank retains the servicing rights on certain mortgage loans sold, and may release the servicing rights on others. Total residential mortgage loans serviced by the Bank for unrelated third parties were approximately $29.4 and $33.2 million at June 30, 2019 and 2018, respectively. At June 30, 2019 and 2018, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $251,000 and $279,000, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at June 30, 2019 and 2018, and therefore no valuation reserve was necessary. At June 30, 2019 and 2018, the Bank held escrow funds in trust on loans serviced for others of $645,000 and $674,000, respectively.

5.       DERIVATIVES

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At June 30, 2019, the Bank held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $515.4 million, consisting of $257.7 million of interest rate swaps with commercial borrowers and $257.7 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2018, the Bank held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $289.2 million, consisting of $144.6 million of interest rate swaps with commercial borrowers and $144.6 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statement of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	June 30, 2019
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,550	$13,550
Less: master netting arrangements	(88)	(88)
Less: cash collateral applied	—	(13,318)
Net amount	$13,462	$144

	June 30, 2018
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$4,471	$4,471
Less: master netting arrangements	(304)	(304)
Less: cash collateral applied	(2,642)	(400)
Net amount	$1,525	$3,767

Under terms of the agreements with the third-party counterparties, the Bank provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At June 30, 2019, the Bank had deposited $13.3 million as collateral for swap agreements with third-party counterparties. At June 30, 2018, the Bank had received $2.6 million and deposited $400,000 as collateral for swap agreements with third-party counterparties.

6.       PREMISES AND EQUIPMENT

Premises and equipment consists of the following (dollars in thousands):

	June 30,	June 30,
	2019	2018
Land	$6,678	$7,031
Leaseholds and land improvements	2,272	2,227
Buildings	29,630	29,908
Furniture, fixtures, and equipment	14,252	13,214
Construction in progress	1,000	909
	53,832	53,289
Less accumulated depreciation and amortization	(12,122)	(10,387)
	$41,710	$42,902

Depreciation and amortization included in occupancy and equipment expense amounted to $2,463,000 and $2,369,000 for the years ended June 30, 2019 and 2018, respectively.

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill were as follows (dollars in thousands):

Balance, July 1, 2017	$5,242
Acquired	2,050
Balance, June 30, 2018	7,292
Acquired	—
Balance, June 30, 2019	$7,292

Acquired other intangible assets were as follows (dollars in thousands):

	June 30,	June 30,
	2019	2018
Customer relationship intangibles:
Gross carrying amount	$2,645	$2,645
Less: accumulated amortization	(493)	(203)
Net carrying amount	2,152	2,442

Core deposit intangibles:
Gross carrying amount	562	562
Less: accumulated amortization	(191)	(130)
Net carrying amount	371	432

Total other intangible assets:
Gross carrying amount	3,207	3,207
Less: accumulated amortization	(684)	(333)
Net carrying amount	$2,523	$2,874

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Year ending June 30,
2020	$354
2021	327
2022	300
2023	274
2024	247

Aggregate amortization expense was $351,000 and $269,000 for the years ended June 30, 2019 and 2018, respectively.

There were no impairment losses on goodwill or intangible assets for the years ended June 30, 2019 and 2018.

8.       DEPOSITS

Deposit account balances are summarized as follows (dollars in thousands):

	June 30,	June 30,
	2019	2018
Non-interest bearing demand accounts	$357,523	$345,048
Interest-bearing accounts:
Interest-bearing demand accounts	220,546	97,191
Savings accounts	250,856	244,050
Money market accounts	371,828	334,884
Time deposits	130,565	129,089
Total interest bearing accounts	973,795	805,214
Total deposits	$1,331,318	$1,150,262

Overdrawn demand deposit balances of $238,000 and $260,000 were reclassified as loan balances as of June 30, 2019 and 2018, respectively.

Time deposits outstanding that had balances of $250,000 and over amounted to approximately $34.5 million and $27.1 million at June 30, 2019 and 2018, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Year ending June 30,
2020	$65,983
2021	39,679
2022	7,836
2023	10,166
2024	6,901
$130,565

Deposits of related parties amounted to $6.0 million and $5.2 million at June 30, 2019 and 2018, respectively.

9.       BORROWINGS

The Bank has the ability to borrow (Non-Repo Advances) in an amount up to 30% of its total assets from the FHLBNY. All borrowings from the FHLBNY are collateralized by FHLBNY stock, certain qualifying loans, and certain available for sale securities. In addition, overall credit exposure, including Non-Repo Advances, cannot exceed 50% of total assets. FHLBNY borrowings have prepayment penalties.

At June 30, 2019, the Bank pledged approximately $485.6 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2019, the maximum amount of funding available from the FHLBNY was $405.0 million, of which none was utilized for borrowings and $207.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

At June 30, 2018, the Bank pledged approximately $308.4 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2018, the maximum amount of funding available from the FHLBNY was $264.5 million, of which none was utilized for borrowings and $164.7 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

In addition, the Bank has an unsecured $20.0 million line of credit available with an unrelated financial institution; there were no draws against the line made during the year ended June 30, 2019.

10.     OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated		Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss		Where Net Income is Presented
	Years ended
	June 30,
	2019	2018
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$6	$812	Net gain on securities transactions
Tax expense	(1)	(212)	Income tax expense
Net of tax	5	600

Amortization of defined benefit plan items (before tax):
Net actuarial loss	(760)	(1,458)	Salaries and employee benefits
Tax benefit	198	381	Income tax expense
Net of tax	(562)	(1,077)
Total reclassification for the year, net of tax	$(557)	$(477)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
Accumulated other comprehensive income (loss) as of July l, 2017	$365	(10,033)	$(9,668)
Other comprehensive income (loss) before reclassifications	645	(443)	202
Amounts reclassified from accumulated other comprehensive income (loss)	(600)	1,077	477
Accumulated other comprehensive income (loss) as of June 30, 2018	410	(9,399)	(8,989)
Other comprehensive income (loss) before reclassifications	(67)	(2,604)	(2,671)
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	562	557
Accumulated other comprehensive income (loss) as of June 30, 2019	$338	(11,441)	$(11,103)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Year Ended
	June 30,
	2019	2018
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$(24)	$217
Reclassification adjustment for gains included in net income	(1)	(213)
	(25)	4
Defined benefit plans:
Change in funded status	(921)	542
Reclassification adjustment for amortization of net actuarial loss	198	381
	(723)	923
	$(748)	$927

The above tables are inclusive of the change in federal corporate income tax rate as a result of the Tax Cuts and Jobs Act and the adoption of Accounting Standard Update 2018‑02.

11.     EMPLOYEE BENEFIT PLANS

The Bank maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Amounts recognized in the consolidated statement of condition related to the Bank’s plans are as follows as of June 30 (dollars in thousands):

	2019	2018
Other assets
Pension asset	$—	$2,821

Other liabilities
Unfunded pension liability	$464	$—
Accumulated post-retirement benefit obligation	1,655	1,570

	$2,119	$1,570

Accumulated other comprehensive loss (gain), net of taxes
Pension plan	$11,308	$9,424
Post-retirement benefit plan	133	(25)

	$11,441	$9,399

Pension Plan

The Bank maintains a noncontributory defined benefit pension plan covering substantially all of its full-time employees twenty-one years of age or older, with at least one year of service. Through December 31, 2009, pensions were paid as an annuity using a pension formula of 2.0% of the average of the five highest consecutive years of total compensation over the last ten years multiplied by credited service up to thirty years. Effective January 1, 2010, the plan was amended and service rendered thereafter is paid using a pension formula of 1.5%. Amounts contributed to the plan are determined annually on the basis of (a) the maximum amount allowable under Internal Revenue Service regulations and (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). The defined benefit pension plan was amended, effective August 31, 2019, to close the plan to new employees hired on or after September 1, 2019, therefore, no new employees hired on or after September 1, 2019 would be eligible to participate in the defined benefit pension plan.

The following table sets forth information on the Bank’s defined benefit pension plan as of June 30 (dollars in thousands):

	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$48,137	$47,974
Service cost	1,574	1,313
Interest cost	1,918	1,857
Assumption changes	—	(2,727)
Actuarial loss	5,976	1,046
Benefits paid	(1,455)	(1,326)

Projected benefit obligation at end of year	56,150	48,137

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	50,958	46,718
Actual return on plan assets	6,237	3,639
Employer contributions	—	2,000
Expenses	(54)	(73)
Benefits paid	(1,455)	(1,326)

Fair value of plan assets at end of year	55,686	50,958

(Unfunded) funded status of plan at end of year	$(464)	$2,821

Net periodic pension cost included in the Bank’s consolidated statements of income included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2019	2018
Service cost	$1,574	$1,313
Interest cost	1,918	1,857
Expected return on plan assets	(3,518)	(3,413)
Amortization of net actuarial loss	760	1,458
Net periodic pension cost	$734	$1,215

Amounts recognized in accumulated other comprehensive loss, before tax effect consist of net actuarial losses of $15,311,000 and $12,759,000 at June 30, 2019 and 2018, respectively.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ending June 30, 2020, is $1,087,000.

The actuarial assumptions used in determining the present value of the projected benefit obligations and net periodic pension cost as of and for the years ended June 30 were as follows:

	2019	2018
Weighted average assumptions – benefit obligations
Discount rate	3.49%	4.12%
Annual rate of compensation increase	3.00%	3.00%

Weighted average assumptions – net periodic benefit cost
Discount rate	4.12%	3.85%
Annual rate of compensation increase	3.00%	3.00%
Expected long-term rate of return on plan assets	7.00%	7.35%

Accumulated Benefit Obligation

The accumulated benefit obligation (the actuarial present value of benefits, vested and nonvested, earned by employees based on current and past compensation levels) for the Bank’s defined benefit pension plan totaled $51,034,000 and $44,058,000 as of June 30, 2019 and 2018, respectively.

Investment Policies and Strategies

Plan assets are invested in various mutual funds and are held in trust by Charles Schwab Corporation.  The Employer, as the Plan Sponsor, determines the appropriate strategic asset allocation versus plan liabilities.

Currently, the Plan asset allocation targets 65% of assets to equity securities, and 35% to fixed income through a combination of short-term and long-term bond funds. The overall long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. The Strategy is designed to provide long-term growth of assets with the objective of achieving an investment return in excess of the costs of funding active lives, deferred vested, and all longer-term obligations. In addition, the plan’s assets are rebalanced quarterly to the target percentages for each investment option no later than the 10th business day following the end of each calendar quarter.

Determination of Long-Term Rate-of-Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed-income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed-income securities were assumed to earn real rates of return in the ranges of 5‑9% and 1‑4%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan’s target allocation, the result is an expected long-term rate of return of 6% to 10%.

Contributions

For the fiscal year ending June 30, 2020, the Bank is not required to make a cash contribution to the plan, but may elect to do so.

Estimated Future Benefit Payments

The benefit payments expected to be paid over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2020	$1,442
2021	1,483
2022	1,538
2023	1,583
2024	1,702
Years 2025 – 2029	10,885

The Bank’s pension plan asset allocation at June 30, 2019 and 2018, target allocation for 2019, and expected long-term rate of return by asset category are as follows:

	Percentage of			Weighted-
	Target	Plan Assets at		Average Expected
	Allocation	Year End		Long-Term Rate
Asset Category	2019	2019	2018	of Return
Equity securities	65.0%	62.5%	66.0%	5.00 – 9.00%
Fixed income securities	35.0%	37.5%	34.0%	1.00 – 4.00%
Total		100.0%	100.0%

Fair Value of Plan Assets

Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

The Bank used the following methods and significant assumptions to estimate the fair value of each type of plan asset:

Equity, Debt, Investment Funds and Other Securities

The fair values for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair values of the plan assets at June 30, by asset category, are as follows (dollars in thousands):

		June 30, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,819	$2,819	$—	$—
Cohen & Steers Real Estate SECS I	1,614	1,614	—	—
Fidelity Capital & Income Fund	2,778	2,778	—	—
PIMCO Commodities Plus Strat Fd Inst	1,711	1,711	—	—
PIMCO Long Term Credit Bond Inst	8,417	8,417	—	—
PIMCO Low Duration Incm Fd I	2,212	2,212	—	—
Vanguard Developed Mkts Index Inst	7,283	7,283	—	—
Vanguard Growth Index Fund Instl	7,736	7,736	—	—
Vanguard Mid Cap Index Funds Admiral	3,893	3,893	—	—
Vanguard Small Cap I	3,338	3,338	—	—
Vanguard Value Index Instl Shares	7,787	7,787	—	—
Western Asset Core Bd Fd I	5,548	5,548	—	—
Money Market	550	550	—	—
Total plan assets	$55,686	$55,686	$—	$—

		June 30, 2018
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Separate investment accounts
Premier Short-Duration Bond (Barings)	$2,307	$—	$2,307	$—
Long Duration Bond (Barings)	7,410	—	7,410	—
Premier Diversified Bond (Barings)	5,059	—	5,059	—
Premier High Yield (Barings)	2,555	—	2,555	—
Washington Mutual Invs (American)	4,658	—	4,658	—
Select Focused Value (Harris)	2,602	—	2,602	—
MM S&P 500 Index (Northern Trust)	2,609	—	2,609	—
Select Blue Chip Growth (T.Rowe Price)	4,787	—	4,787	—
Special Mid Cap Value (Wells Fargo)	1,782	—	1,782	—
Select Mid Cap Gr II (TRP/Frontier)	1,803	—	1,803	—
Premier Oppenheimer FdsSm Cp Opp II	3,285	—	3,285	—
International Value (MFS)	2,041	—	2,041	—
EuroPacific Growth (American)	2,473	—	2,473	—
International Growth (OFI)	1,991	—	1,991	—
New World (American)	2,442	—	2,442	—
Real Estate (OFI)	1,613	—	1,613	—
Commodity Rl Rtn Strat (PIMCO)	1,541	—	1,541	—
Total plan assets	$50,958	$—	$50,958	$—

There were no significant transfers between Level 1 and Level 2 during the years ended June 30, 2019 and 2018 due to changes in the Plan’s Investment Policies and Strategies.

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

The following table sets forth the plan’s funded status and amounts recognized in the Bank’s consolidated financial statements at June 30 (dollars in thousands):

	2019	2018
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation at beginning of year	$1,570	$1,763
Service cost	30	35
Interest cost	65	61
Actuarial loss (gain)	32	(171)
Effect of changes in assumptions	181	(71)
Benefits paid	(43)	(47)

Accumulated benefit obligation at end of year	1,835	1,570

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	43	47
Benefits paid	(43)	(47)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$1,835	$1,570

Net periodic post-retirement benefit cost included in the Bank’s consolidated statements of income included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2019	2018
Service cost	$30	$35
Interest cost	65	61
Net periodic post-retirement benefit cost	$95	$96

Amounts recognized in accumulated other comprehensive (gain) loss, before tax effect, at June 30, consist of (dollars in thousands):

	2019	2018
Net actuarial loss (gain)	$180	$(34)

The estimated net actuarial gain for the post-retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ending June 30, 2020, is $0.

The discount rates used in determining the accumulated post-retirement benefit obligation were 3.45% and 4.11% at June 30, 2019 and 2018, respectively.

For measurement purposes, the medical care cost trend rate has no effect on the Bank’s cost since the insurance premiums are a fixed amount (capped). However, increasing or decreasing the benefit cost cap for plan participants could have a significant impact on the accumulated benefit obligation and employer cost.

The projected benefit payments under the plan over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2020	$52
2021	53
2022	54
2023	58
2024	61
Years 2025 – 2029	380

401(k) Plan

The Bank maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may contribute from 0.5% to 20% of their compensation; and the Bank matches 100% on the first 1% of employee contributions and 50% on the next 5% after the employee has completed one year of service. The 401(k) plan contribution expense was approximately $411,000 and $365,000 for the years ended June 30, 2019 and 2018, respectively.

Supplemental Retirement and Deferred Compensation Plans

The Bank had a Targeted Benefit Supplemental Retirement Plan for executives. At June 30, 2019 and 2018, the Bank had an accrued benefit liability of $488,000 and $525,000, respectively. Effective June 2010, the plan was terminated and there have been no additional contributions. There were no provisions for the years ended June 30, 2019 and 2018. Changes in the accrued benefit liability equal the changes in the fair values of designated assets, less participant payments.

The Bank has a Deferred Compensation Plan for trustees and certain of its officers. Under the plan, participants can elect to defer all, or portion of their trustee fees, or salaries and/or bonuses, and invest those funds in various investment fund options. At June 30, 2019 and 2018, the Bank had an accrued benefit liability of $658,000 and $596,000, respectively. Changes in the accrued benefit liability equal the changes in the fair values of the invested assets, additional deferrals, less participant payments, if any.

12.     INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	For the Years Ended
	June 30,
	2019	2018
Current tax expense	$4,893	$4,232
Deferred tax expense (benefit)	(63)	2,078
Total income tax expense	$4,830	$6,310

Income tax expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	June 30,
	2019		2018
	Amount	Rate	Amount	Rate
Income before tax at the federal tax rate	$5,008	21.0%	$4,987	28.0%
State expense, net of federal benefit	580	2.4%	548	3.1%
Federal tax rate change	(580)	(2.4)%	1,200	6.7%
Tax-exempt income	(164)	(0.7)%	(230)	(1.3)%
Bank-owned life insurance	(25)	(0.1)%	(32)	(0.2)%
Other, net	11	—%	(163)	(0.9)%
Total income tax expense	$4,830	20.2%	$6,310	35.4%

The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	June 30,	June 30,
	2019	2018
Deferred tax assets
Allowance for loan losses	$4,441	$4,001
OTTI – securities	406	414
Post-retirement benefit obligations	452	438
Deferred compensation	309	303
Unfunded defined benefit and postretirement benefit plan liabilities	4,049	3,326
Other	251	436
Total deferred tax assets	9,908	8,918

Deferred tax liabilities
Depreciation	(2,174)	(1,278)
Net deferred loan origination costs	(571)	(581)
Prepaid pension	(4,083)	(4,284)
Prepaid expenses	(139)	(130)
Unrealized gains on securities available for sale	(120)	(145)
Other	(191)	(100)
Total deferred tax liabilities	(7,278)	(6,518)
Net deferred tax asset at end of year	$2,630	$2,400

Net deferred tax assets are included in other assets in the consolidated statement of condition.

Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amount of available open tax carrybacks, if any. As of June 30, 2019, and 2018, no valuation allowance was required.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act reduces the corporate federal tax rate from a maximum 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the corporate tax rate under the Tax Act, the Bank revalued its deferred tax assets and liabilities at December 31, 2017. The re-measurements resulted in a discrete tax expense of $1.2 million that was recognized during the year ended June 30, 2018 and a discrete tax benefit of $580,000 that was recognized during the year ended June 30, 2019.

For the years ending June 30, 2019 and 2018, there were no amounts accrued and/or paid for interest and penalties.

As a thrift institution, the Bank is subject to special provisions in the Federal income tax laws regarding its allowable bad debt deduction and related tax basis bad debt reserves. Deferred income tax liabilities are to be recognized with respect to any base-year reserves which are to become taxable (or “recaptured”) in the foreseeable future.

Under current income tax laws, the base-year reserves would be subject to recapture if the Company pays a cash dividend in excess of earnings and profits or liquidates. The Bank does not expect to take any actions in the foreseeable future that would require the recapture of any base-year reserves.

A deferred tax liability has not been recognized with respect to the Federal base-year reserve of $9.3 million at June 30, 2019 and 2018, because the Bank does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $2.4 million at June 30, 2019 and 2018. It is more likely than not that this liability will never be incurred because, as noted above, the Bank does not expect to take any action in the future that would result in this liability being incurred.

The Bank is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Bank is no longer subject to examination by either taxing authority for years before calendar 2015.

13.     COMMITMENTS AND CONTINGENT LIABILITIES

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

	June 30, 2019
	Fixed	Variable
	Rate	Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$23,892	$357,223	$381,115
Standby letters of credit	—	33,385	33,385
	$23,892	$390,608	$414,500

	June 30, 2018
	Fixed	Variable
	Rate	Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$16,144	$252,250	$268,394
Standby letters of credit	—	25,507	25,507
	$16,144	$277,757	$293,901

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Bank to interest rate risk should market rates increase above these limits. At June 30, 2019, approximately $47.6 million of adjustable rate residential mortgage loans had interest rate caps. At June 30, 2018, approximately $28.0 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At June 30, 2019, approximately $4.3 million of the adjustable rate mortgage loans had conversion options. At June 30, 2018, approximately $4.9 million of the adjustable rate mortgage loans had conversion options.

The Bank periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At June 30, 2019, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at June 30, 2019 with rate lock agreements which are intended to be held for sale, if closed. The Bank generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Bank enters into agreements to sell loans in the secondary market. At June 30, 2019, the Bank had no commitments to sell loans to unrelated investors.

Concentrations of Credit

The Bank primarily grants loans to customers located in the New York State counties of Albany, Greene, Rensselaer, Schenectady, Saratoga, and Warren. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate and construction-related sectors of the economy.

Leases

The Bank leases certain branches and equipment under various noncancelable operating leases. The future minimum payments by year and in the aggregate, under all significant noncancelable operating leases with initial or remaining terms of one year or more, are as follows (dollars in thousands):

Year ending June 30,
2020	$515
2021	358
2022	335
2023	346
2024	294
Thereafter	1,120
$2,968

Total rent expense was approximately $748,000 and $798,000 for the years ended June 30, 2019 and 2018, respectively.

Contingent Liabilities

In the ordinary course of business there are various legal proceedings pending against the Bank. Management believes that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Bank’s consolidated financial statements as of June 30, 2019.

14.     FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	June 30, 2019
		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$70,867	$70,867	$—	$—
Mortgage-backed securities - residential	112	—	112	—
Asset-backed securities	128	—	128	—
Collateralized mortgage obligations – residential	889	—	889	—
Municipal obligations	14,699	—	14,699	—
Total debt securities	86,695	70,867	15,828	—
Preferred stocks	5,040	1,970	3,070	—
Common stocks	3,618	3,618	—	—
Total available for sale securities	95,353	76,455	18,898	—
Derivative assets	13,462	—	13,462	—
Total	$108,815	$76,455	$32,360	$—

Liabilities:
Derivative liabilities	$144	$—	$144	$—
Total	$144	$—	$144	$—

	June 30, 2018
		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$58,558	$58,558	$—	$—
Mortgage-backed securities - residential	150	—	150	—
Asset-backed securities	162	—	162	—
Collateralized mortgage obligations – residential	1,079	—	1,079	—
Municipal obligations	19,263	—	19,263	—
Total debt securities	79,212	58,558	20,654	—
Preferred stocks	5,749	2,171	3,578	—
Common stocks	3,102	3,102	—	—
Total available for sale securities	88,063	63,831	24,232	—
Derivative assets	1,525	—	1,525	—
Total	$89,588	$63,831	$25,757	$—

Liabilities:
Derivative liabilities	$3,767	$—	$3,767	$—
Total	$3,767	$—	$3,767	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Impaired loans:
Commercial loans	$840	$—	$—	$840
OREO	158	—	—	158

June 30, 2018
Impaired loans:
Commercial loans	$1,142	$—	$—	$1,142
OREO	72	—	—	72

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.3 million with a valuation allowance of $426,000 resulting in an estimated fair value of $840,000 as of June 30, 2019. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $2.4 million with a valuation allowance of $1.3 million resulting in an estimated fair value of $1.1 million as of June 30, 2018.

OREO measured at fair value less costs to sell, had a carrying amount of $158,000 at June 30, 2019. There were write-downs of $17,000 for the year ended June 30, 2019.

OREO measured at fair value less costs to sell, had a carrying amount of $72,000 at June 30, 2018. There were no write-downs for the year ended June 30, 2018.

The carrying and estimated fair values of financial assets and liabilities as of June 30 were as follows (dollars in thousands):

	June 30, 2019
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$230,109	$230,109	$230,109	$—	$—
Securities available for sale	95,353	95,353	76,455	18,898	—
Securities held to maturity	3,873	3,887	—	3,887	—
Net loans receivable	1,053,938	1,065,328	—	—	1,065,328
FHLBNY stock	924	924	—	924	—
Accrued interest receivable	4,374	4,374	—	4,374	—
Derivatives	13,462	13,462	—	13,462	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,200,753	$1,200,753	$—	$1,200,753	$—
Time deposits	130,565	130,680	—	130,680	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	17	17	—	17	—
Derivatives	144	144	—	144	—

	June 30, 2018
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$120,280	$120,280	$120,280	$—	$—
Securities available for sale	88,063	88,063	63,831	24,232	—
Securities held to maturity	5,297	5,326	—	5,326	—
Net loans receivable	985,902	988,857	—	—	988,857
FHLBNY stock	883	883	—	883	—
Accrued interest receivable	3,854	3,854	—	3,854	—
Derivatives	1,525	1,525	—	1,525	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,021,173	$1,021,173	$—	$1,021,173	$—
Time deposits	129,089	128,810	—	128,810	—
Mortgagors’ escrow deposits	5,382	5,382	—	5,382	—
Accrued interest payable	11	11	—	11	—
Derivatives	3,767	3,767	—	3,767	—

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

15.     REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Basel III transitional rules became effective for the Bank and Pioneer Commercial Bank on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0% for 2015 to 2.5% for 2019. The required capital conservation buffer is 2.50% for 2019 and 1.875% for 2018.

As of June 30, 2019 and 2018, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank, are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
Pioneer Savings Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:

Tier 1 (leverage) capital	$136,879	9.99%	$54,808	4.00%	N/A	N/A	$68,510	5.00%
Risk-based capital
Common Tier 1	$136,879	12.58%	$48,974	4.50%	$76,182	7.00%	$70,741	6.50%
Tier 1	$136,879	12.58%	$65,299	6.00%	$92,507	8.50%	$87,066	8.00%
Total	$150,776	13.85%	$87,066	8.00%	$114,274	10.50%	$108,832	10.00%

As of June 30, 2018:

Tier 1 (leverage) capital	$116,675	9.17%	$50,896	4.00%	N/A	N/A	$63,619	5.00%
Risk-based capital
Common Tier 1	$116,675	11.59%	$45,298	4.50%	$64,173	6.375%	$65,431	6.50%
Tier 1	$116,675	11.59%	$60,398	6.00%	$79,272	7.875%	$80,531	8.00%
Total	$129,494	12.86%	$80,531	8.00%	$99,405	9.875%	$100,663	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
Pioneer Commercial Bank	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:

Tier 1 (leverage) capital	$24,502	7.64%	$12,826	4.00%	N/A	N/A	$16,032	5.00%
Risk-based capital
Common Tier 1	$24,502	42.25%	$2,610	4.50%	$4,059	7.00%	$3,769	6.50%
Tier 1	$24,502	42.25%	$3,480	6.00%	$4,929	8.50%	$4,639	8.00%
Total	$24,502	42.25%	$4,639	8.00%	$6,089	10.50%	$5,799	10.00%

As of June 30, 2018:

Tier 1 (leverage) capital	$18,200	6.99%	$10,410	4.00%	N/A	N/A	$13,013	5.00%
Risk-based capital
Common Tier 1	$18,200	39.61%	$2,068	4.50%	$2,929	6.375%	$2,987	6.50%
Tier 1	$18,200	39.61%	$2,757	6.00%	$3,618	7.875%	$3,676	8.00%
Total	$18,200	39.61%	$3,676	8.00%	$4,537	9.875%	$4,595	10.00%

16.     MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

On July 17, 2019, Pioneer Bancorp, Inc. became the holding company of the Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. Pioneer Bancorp, Inc. sold 11,170,402 shares of common stock at a price of $10.00 per share, for net proceeds of $109.1 million, issued 14,287,723 shares to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock and $250,000 in cash to the Pioneer Bank Charitable Foundation. The Bank established an ESOP which owns 1,018,325 shares of Pioneer Bancorp, Inc. The remaining amount of subscription proceeds received and recorded as a liability on June 30, 2019, was refunded to subscribers. Pioneer Bancorp, MHC now owns 55% of the common stock of Pioneer Bancorp, Inc.

17.     SUBSEQUENT EVENTS

Potentially Fraudulent Activity

Subsequent to fiscal year end, the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 (the quarter ending September 30, 2019) by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate both to deposit and lending activity with the Mann Entities. The Company continues to investigate this matter to determine the potential exposure of the Company and it’s possible that the company may face additional exposure. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss.

Deposit Activity

As previously reported, with respect to the deposit activity, the Bank’s potential exposure for the fraudulent activity is approximately $19.0 million. In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. As a result we intend to recognize a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of 2020, based on the net negative deposit balance of the various Mann Entity accounts after the setoffs. This expense will flow through our Consolidated Statements of Income in the first fiscal quarter of 2020 and we expect the Company’s first quarter 2020 net income and net income per share to be adversely affected.

Lending Activity

As previously reported, with respect to the lending activity, the Bank’s potential exposure is approximately $16 million (which represents the Bank’s participation interest in the approximately $36 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank intends to record a provision for loan losses in the amount of $15.8 million, in the first quarter of fiscal 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships. This provision for loan losses related to the charge-off will flow through our Consolidated Statement of Income in the first fiscal quarter of 2020. We expect the Company’s first quarter 2020 net income and net income per share to be adversely affected.

Nasdaq Delinquency Notification Letter

On October 16, 2019, the Company received a delinquency notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as a result of the Company’s delay in filing its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Form 10-K”), the Company is not in compliance with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1). The Company has not filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (the “Form 10-Q”). On November 20, 2019, the Company received another delinquency notification letter from the Nasdaq relating to the Form 10-Q. The notification letters have no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.

The Company has until December 16, 2019 to submit our delinquent Form 10-Q or submit a plan to regain compliance to the Nasdaq. If Nasdaq accepts the Company’s plan, it may grant an exception of up to 180 calendar days from the due date of the Company’s Form 10-K, or until March 30, 2020, to regain compliance.

Litigation

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million.

The Pioneer Parties are defending this lawsuit vigorously, and management believes that the Company has substantial defenses to the claims that have been asserted. However, the ultimate outcome of this lawsuit, or any other litigation involving the Company or the Pioneer Parties, cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with certain of the named defendants in this proceeding. The Bank’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. These fees, expenses and costs could have a material adverse effect on the Bank’s results of operations or financial position.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes made in our internal controls during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Annual Report does not include an attestation report of the independent registered public accounting firm because Pioneer Bancorp, Inc. is an emerging growth company.

ITEM 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors is currently comprised of seven members.  The Company’s Bylaws provide that directors are divided into three classes as nearly equal in number as possible, with one class of directors elected annually. The following sets forth certain information regarding the current members of the Company’s Board of Directors, including the terms of office of board members. Age information is as of June 30, 2019, and term as a director includes service with Pioneer Bank.  With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director.  Each director of Pioneer Bancorp, Inc. is also a director of Pioneer Bank.

Directors

The following directors of Pioneer Bancorp, Inc. have terms ending at the annual meeting for the year ended June 30, 2019:

Eileen C. Bagnoli (age 69) served in various capacities with Pioneer Bank since 1972 until her retirement with Pioneer Bank in June 2013 after a 41-year career.  During her tenure, Ms. Bagnoli held positions at Pioneer Bank in retail branch management, marketing, human resources and operations, and served as Chief Executive Officer from June 2010 until June 2013 and as Executive Vice President and Chief Operating Officer from 2003 until June 2010.  Ms. Bagnoli was actively involved in the New York Bankers Association, as well as the Independent Bankers Association of New York State. She served as a director and past board chair of the Commission on Economic Opportunity and the New York State Higher Education Services Corporation Board and additionally served for over 22 years on the board of the Helping Hands School.  In 2008, she was honored for her distinguished career with the "Women of Excellence" award by the Albany-Colonie Regional Chamber of Commerce and in 2010 was the recipient of the Capital District Business Review's Women in Business Outstanding Executive award.  Ms. Bagnoli currently serves on the board of WMHT Educational Telecommunications.  Ms. Bagnoli’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which we serve affords the board valuable insight regarding our business and operations.  Ms. Bagnoli joined Pioneer Bank’s board in 2010 and has been a member of the boards of Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC since their incorporation.

Madeline Taylor (age 73) is a consultant to the Association Management Division of Capital Hill Management Services where she is involved in Business Development and Client Relations. Prior to this, Ms. Taylor spent 17 years with the Albany-Colonie Regional Chamber of Commerce where she served in various executive level positions, the last seven years of which were as President and Chief Executive Officer of the Chamber. During her tenure as Chamber President, Ms. Taylor was credited with spearheading the "Tech Valley" initiative of the Capital Region and became a founding member of the Tech Valley Chamber Coalition. Ms. Taylor has served on the boards of the New York State Economic Development Council, the Empire State Certified Development Corporation, the Albany Academy for Girls, Albany Memorial and Samaritan Hospitals and as a member of the President's Council of Russell Sage College.  Ms. Taylor was also appointed by former New York Governor George Pataki to serve on the Board of the Harriman Campus Development Corp.  Ms. Taylor has been the recipient of several awards, including being named one of the "100 Women of Excellence" by the Women's Business Council of the Albany-Colonie Chamber, the Marketer of the Year by the American Marketing Association, Distinguished Leadership Award by the National Association for Community Leadership and was featured as a "Woman in the News" by the Women's Press Club of New York State.  Ms. Taylor’s business and public policy experience, community service and strong knowledge of the business climate of the New York Capital Region brings extensive insight into the customers who live in our market area and economic developments affecting our market area.    Ms. Taylor joined Pioneer Bank’s board in 2003 and has been a member of the boards of Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC since their incorporation.

The following directors of Pioneer Bancorp, Inc. have terms ending at the annual meeting for the year ending June 30, 2020:

Dr. James K. Reed (age 69) is President and Chief Executive Officer of St. Peter’s Health Partners.  Dr. Reed became President and Chief Executive Officer upon the merger of Northeast Health, Seton Health and St. Peter’s Health Care Services.  As President and Chief Executive Officer, Dr. Reed oversees the management and growth of the region’s largest and most comprehensive not-for-profit network of high-quality, advanced medical care, primary care, rehabilitation and senior services.  Dr. Reed has also held a number of high-level finance positions, including Director of Corporate Finance at International Paper Company, and Director of Acquisitions and Divestitures at Union Pacific Corporation. He then went on to become the Chief Medical Officer of Northeast Health, before becoming President and Chief Executive Officer of St. Peter’s Health Partners.  Dr. Reed is also a board officer of the Medical Liability Mutual Insurance Company (MLMIC), board and Executive Committee member of the CEG, and board member of HealthNow New York Inc., and Capital Region Chamber of Commerce.  Dr. Reed has a proven record of success in managing large and complex organizations and has a special understanding of the health care and technology sectors.   Dr. Reed joined Pioneer Bank’s board in 2017 and has been a member of the boards of Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC since their incorporation.

Edward Reinfurt (age 66) was the Director of the Empire State Development Division of Science, Technology and Innovation (NYSTAR), retiring from this position in February 2014.  Prior to his appointment at NYSTAR, Mr. Reinfurt was Vice President of The Business Council of New York State for 27 years.  He also served in the capacity of Director of Government Affairs for both the Carrier Corporation and Associated Industries of New York State. During his career, Mr. Reinfurt has spent considerable time on a wide variety of public policy issues. He was a member of the New York State Department of Health's Committee on Public Health Priorities, the New York Governor's Task Force to Restructure Employment, Health and Social Services, and the Accountability Team of the Labor and Education Department's joint committee reviewing the New York State's Workforce Development System.  Mr. Reinfurt also served as past chair and board member of Northeast Health, Inc. and currently serves as Vice Chairman of "Kids Count" in Watervliet.  Mr. Reinfurt’s strong government affairs experience and leadership skills are an invaluable asset to the board.    Mr. Reinfurt joined Pioneer Bank’s board in 2006 and has been a member of the boards of Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC since their incorporation.

The following directors of Pioneer Bancorp, Inc. have terms ending at the annual meeting for the year ending June 30, 2021:

Thomas L. Amell (age 52) has served as President and Chief Executive Officer of Pioneer Bank since June 2013.  Mr. Amell’s banking career spans 30 years working in different areas of banking, including retail and commercial sales management and executive leadership.  Before joining Pioneer Bank, Mr. Amell served as President – Commercial Services of State Employees Federal Credit Union.  Prior to that, Mr. Amell was Regional Vice President at First Niagara Bank.  Mr. Amell is actively involved in various organizations, currently serving as Chairman of the Independent Bankers Association of New York State, a member of the board of the New York Bankers Association, a member of the 50 Group, the Chairman of the CEG and an officer of the Siena College Board of Trustees.  He has also received many awards during his career, including Albany Business Review’s “40 Under 40,” the AMA of New York Capital Region Chapter’s “Marketer of Excellence,” Hudson Valley Community College’s “Otto V. Guenther Career Achievement Award,” the Big Brothers’/Big Sisters’ “Spirits of September Honoree” and 2015 Champion for Children Award from Northern Rivers.  Mr. Amell’s extensive knowledge of the banking industry and strong leadership skills provides the board with invaluable insight and guidance into the business and regulatory requirements of today’s banking environment. Mr. Amell joined Pioneer Bank’s board in 2012 and has been a member of the boards of Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC since their incorporation.

Donald E. Fane (age 58) is the President of Callanan Industries, Inc., a leading supplier of asphaltic concrete, aggregates, ready mix concrete and construction services in New York State.  Prior to being named President in 2014, Mr. Fane held the position of Executive Vice President at Callanan. He also serves as President of Clemente Latham Concrete. Mr. Fane is involved in and serves on various local boards, including Hudson Valley Community College and the Lansingburgh Boys & Girls Club. He formerly served on the board of Seton Health Foundation, the Historic Troy 20/20 Group and the Troy Savings Bank Music Hall. He is the former Commissioner of the Spiegleltown Fire Company. In 1999, Mr. Fane was bestowed with the "Uncle Sam Citizen of the Year" Award, in 2003 the Troy Police Benevolent Association's "Gold Shield Award" and in 2006 the Rensselaer County Boy Scout's “Good Scout Award.”  Mr. Fane’s career as a business executive provides the board with knowledge of the challenges facing business in our market area.  Further, Mr. Fane, both through his business and as an active member of the community, is knowledgeable of our local customer environment.  Mr. Fane joined Pioneer Bank’s board in 2006 and has been a member of the boards of Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC since their incorporation.

Shaun Mahoney (age 55) is the Founder and Chief Executive Officer of the Mahoney Performance Institute, which he began in 2009. As founder of the Mahoney Performance Institute, Mr. Mahoney has developed a continuum of leadership development programs from personal leadership for employees to rising managers through senior management. There are over 450 alumni of his leadership programs in the Capital Region. He has also served in a number of management and executive roles at private and public companies such as The Chase Manhattan Bank, Equifax, and Housecall Medical Resources. Mr. Mahoney is a board member for the Center of Economic Growth, Chairman of NextRidge Inc., a member of the Albany 50 Group and the former Chairman of the Dean’s Advisory Council for the Siena College School of Business. Mr. Mahoney’s skills in leadership development and knowledge of the local community will assist Pioneer Bancorp, Inc. as we transition to a public company. Mr. Mahoney joined Pioneer Bank’s board in 2019 and has been a member of the boards of Pioneer Bancorp, Inc. and Pioneer Bancorp, MHC since their incorporation.

Executive Officers Who Are Not Directors

The following sets forth information regarding our executive officers who are not directors.  Age information is as of June 30, 2019.  The executive officers of Pioneer Bancorp, Inc. and Pioneer Bank are elected annually.

Joseph A. Fleming, age 56, had served as our Executive Vice President and Chief Lending Officer since December 2004 and in 2019 was appointed Executive Vice President and Chief Credit Officer.  Prior to the appointments, Mr. Fleming served in various banking positions at Pioneer Bank since 2002.

Susan M. Hollister, age 53, has served as our Executive Vice President and Chief Human Resources Officer since August 5, 2016.  Prior to joining Pioneer Bank, Ms. Hollister served as Senior Human Resources Manager for First Niagara Bank in the Eastern New York region from 1993 until August 2016.

Patrick J. Hughes, age 46, has served as our Executive Vice President and Chief Financial Officer since November 2016.  Prior to joining Pioneer Bank, Mr. Hughes spent 20 years with UHY Advisors/UHY LLP, a professional services firm.  From 2006 until November 2016, Mr. Hughes served at the firm as a Managing Director and Partner.

Laura A. Mazzara, age 56, has served as our Executive Vice President and Chief Risk Officer since December 2008 after having previously served in various positions at Pioneer Bank since 1987.

Jesse Tomczak, age 46, was appointed Executive Vice President and Chief Banking Officer in 2019. Previously, he served as our Executive Vice President and Chief Customer Experience Officer since October 2013.  Mr. Tomczak previously served as Director of Business Development at State Employees Federal Credit Union.

Frank C. Sarratori, age 54, has served as our Executive Vice President and Chief Administrative Officer, General Counsel and Corporate Secretary since 2013.  Prior to 2013, Mr. Sarratori served as Chief Compliance Officer, Corporate Secretary and General Counsel since his date of hire in 2004.  Mr. Sarratori was appointed as a director of Pioneer Bank and Pioneer Bancorp, MHC in April 2019.

Code of Ethics for Senior Officers

Pioneer Bancorp, Inc. has adopted a Code of Ethics for Senior Officers that applies to Pioneer Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at http://investors.pioneerbanking.com/govdocs.  Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on our website.

Procedures by which Stockholders May recommend Nominees to the Board of Directors

The Board of Directors may consider qualified candidates for director suggested by our stockholders. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 652 Albany Shaker Road, Albany, New York 12211. The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Board of Directors.  Stockholders who wish to recommend a nominee must write to Pioneer Bancorp, Inc.’s Corporate Secretary and such communication must include:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Board of Directors;
•	The name and address of the stockholder as they appear on Pioneer Bancorp, Inc.’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;
•	The class or series and number of shares of Pioneer Bancorp, Inc.’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;
•

A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•	A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;
•

The name, age, personal and business address of the candidate, the principal occupation or employment of the candidate and the number of shares of common stock of Pioneer Bancorp, Inc. that are owned by the candidate;

•	The candidate’s written consent to serve as a director;

•

A statement of the candidate’s business and educational experience and all other information relating to such person that would indicate such person’s qualification to serve on Pioneer Bancorp, Inc.’s Board of Directors; and

•

Such other information regarding the candidate or the stockholder as would be required to be included in Pioneer Bancorp, Inc.’s proxy statement pursuant to Securities and Exchange Commission Regulation 14A.

To be timely, the submission of a candidate for director by a stockholder must be received by the Corporate Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders.  If (i) less than 90 days’ prior public disclosure of the date of the meeting is given to stockholders and (ii) the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Corporate Secretary of Pioneer Bancorp, Inc. no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the Securities and Exchange Commission, or on a website maintained by Pioneer Bancorp, Inc.) of the date of the annual meeting is first made.

Submissions that are received and that satisfy the above requirements are forwarded to the Board of Directors for further review and consideration, using the same criteria to evaluate the candidate as it uses for evaluating other candidates that it considers.

Audit Committee

The Audit Committee is comprised of Directors Reed, Bagnoli, Reinfurt and Taylor each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing standards. The Board of Directors has determined that Director Reed qualifies as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules.

Item 11. Executive Compensation

Compensation

The following table sets forth for the years ended June 30, 2019 and 2018, certain information as to the total remuneration paid by Pioneer Bank to Mr. Amell, who served as President and Chief Executive Officer and our two other most highly compensated executive officers for the year ended June 30, 2019.  Each individual listed in the table below is referred to as a “named executive officer.”

		Summary Compensation Table
Name and principal			Non-equity incentive	All other
position	Year	Salary	plan compensation (1)	compensation (2)	Total
Thomas L. Amell	2019	$651,182	$187,731	$27,218	$866,131
President and Chief Executive Officer	2018	$460,746	$167,000	$45,885	$673,631

Frank C. Sarratori	2019	$242,565	$95,532	$7,887	$345,984
Executive Vice President , Chief Administrative Officer, General Counsel and Corporate Secretary	2018	$238,833	$57,846	$10,383	$307,062

Jesse Tomczak	2019	$234,385	$82,696	$7,581	$324,662
Executive Vice President and Chief Banking Officer	2018	$201,543	$40,196	$7,053	$248,792

_______________________________

(1)Payments were payable pursuant to the Pioneer Bank Targeted Incentive Plan. The annual performance period under the Targeted Incentive Plan is a 12-month period ending on December 31 of each year. Payments are made in the first calendar quarter of each year.  The amounts payable in 2019 were based on the satisfaction of certain performance goals for the annual performance period ending on December 31, 2018 and such bonuses that were earned with respect to such performance period were paid in February 2019.

(2)A breakdown of the elements of the All Other Compensation column for the Named Executive Officers for the fiscal year ended June 30, 2019 is detailed in the following table.

Officer	Perquisites		401(k) Plan	Total
Thomas L. Amell	$16,568	(a)	$10,650	$27,218
Frank C. Sarratori	$—	(b)	$7,887	$7,887
Jesse Tomczak	$—	(b)	$7,581	$7,581

____________________

(a)	Includes the value of the executive’s use of a bank-owned automobile and club membership dues. Mr. Amell purchased the vehicle during 2019.
(b)	Did not exceed $10,000.

Benefit Plans and Agreements

Employment Agreement with Thomas L. Amell.   On July 17, 2019, Pioneer Bank entered into an employment agreement with Mr. Amell.  The employment agreement has an initial term that ends on December 31, 2021. The initial term will extend automatically for one additional year on January 1 of each year beginning January 1, 2020 unless either Pioneer Bank or Mr. Amell give notice no later than 30 days before the anniversary date that the term will not be renewed. At least 30 days prior to each anniversary date of the employment agreement, disinterested members of the board of directors of Pioneer Bank will conduct a comprehensive performance evaluation and review of Mr. Amell’s performance for purposes of determining whether to take action to not renew the employment agreement.

The employment agreement specifies Mr. Amell’s base salary, which initially is $651,182. The compensation committee of the board of directors (the “Compensation Committee”) may increase, but not decrease, Mr. Amell’s base salary.  In addition to the base salary, the agreement provides that Mr. Amell is eligible to participate in any bonus plan or arrangement of Pioneer Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Compensation Committee. Mr. Amell is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Pioneer Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties with Pioneer Bank, including memberships in organizations as Mr. Amell and the board mutually agree are necessary and appropriate.

Pioneer Bank may terminate the executive’s employment, and Mr. Amell may resign, at any time with or without good reason.  In the event of Mr. Amell’s (1) termination without cause other than due to death or disability, or (2) voluntary resignation for good reason (a “qualifying termination event”), Pioneer Bank would pay Mr. Amell a cash lump sum payment equal to the base salary he would have earned had he remained employed for the greater of: (1) the remaining term of the employment agreement; or (2) 12 months (the “benefits period”).  In addition, Mr. Amell would receive non-taxable medical and dental insurance coverage under Pioneer Bank’s group health plan at the same cost-sharing arrangement in effect as of the date of determination during the benefits period or, if earlier, until Mr. Amell receives substantially comparable health and welfare coverage from another employer. A “good reason” condition for purposes of the employment agreement would include a material reduction in base salary, a material reduction in authority, duties or responsibilities associated with Mr. Amell’s position with Pioneer Bank, a relocation of Mr. Amell’s principal place of employment by more than 35 miles from Pioneer Bank’s main office or a material breach of the employment agreement by Pioneer Bank.

In the event Mr. Amell’s qualifying termination event occurs on or after a change in control of Pioneer Bancorp, Inc. or Pioneer Bank, Mr. Amell would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of his: (1) base salary in effect as of the date of his termination or immediately prior to the change in control, whichever is higher; and (2) the highest annual cash bonus earned for the three most recently completed performance periods prior to the change in control.   Such payment will be made in a cash lump sum within 30 days following the Mr. Amell’s date of termination. In addition, Pioneer Bank (or its successor) will continue to provide Mr. Amell with life insurance and non-taxable medical and dental insurance coverage substantially comparable to the coverage provided to him immediately before his date of termination at no cost to Mr. Amell.  Such continued coverage will cease upon the earlier of: (1) 36 months after the date of termination; or (2) the date on which Mr. Amell becomes a full-time employee of another employer and receives comparable health and welfare benefits.

The reorganization of Pioneer Bank into the mutual holding company structure or the conversion of Pioneer Bancorp, MHC from mutual to stock form and a contemporaneous stock offering of a newly-formed stock holding company are not considered change in control events for purposes of the employment agreement.

The employment agreement would immediately terminate upon the earlier of Mr. Amell’s voluntary resignation without good reason, death or disability, and Pioneer Bank would have no obligation to pay any additional severance benefits to Mr. Amell under the employment agreement.

Upon termination of employment (other than a termination in connection with a change in control), Mr. Amell will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his employment agreement.

Change in Control Agreements.  Pioneer Bank entered into individual change in control agreements with its six other executive officers, including Frank C. Sarratori, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary, Jesse Tomczak, Executive Vice President and Chief Banking Officer, and Patrick J. Hughes, Executive Vice President and Chief Financial Officer.  The change in control agreements have terms that initially end on December 31, 2020.  Each agreement will extend automatically for one additional year on January 1 of each year beginning January 1, 2020 so that the remaining term is two years unless either Pioneer Bank or the executive gives notice no later than 30 days before such anniversary date that the agreement will not be renewed. At least 30 days prior to each anniversary date of the change in control agreements, disinterested members of the board of directors of Pioneer Bank will conduct a comprehensive performance evaluation and review of each executive’s performance for purposes of determining whether to not renew the executive’s change in control agreement.  Notwithstanding the foregoing, in the event that Pioneer Bancorp, Inc. or Pioneer Bank enters into a transaction that would be considered a change in control as defined under the agreements, the term of the agreements would extend automatically so that they would expire no less than two years beyond the effective date of the change in control.

In the event of the executive’s involuntary termination of employment other than for cause, disability or death, or voluntary resignation for “good reason” on or after the effective date of a change in control of Pioneer Bancorp, Inc. or Pioneer Bank, each executive would be entitled to a severance payment equal to two times the sum of the executive’s: (1) base salary in effect as of the date of his termination or immediately prior to the change in control, whichever is higher; and (2) the highest annual cash bonus earned for the three most recently completed performance periods prior to the change in control.  Such payment will be made in a cash lump sum within 30 days following the executive’s date of termination.  In addition, Pioneer Bank (or its successor) will continue to provide each executive with life insurance and non-taxable medical and dental insurance coverage substantially comparable to the coverage provided to him or her immediately before the date of termination at no cost to the executive.  Such continued coverage will cease upon the earlier of: (1) 24 months after the date of termination; or (2) the date on which the executive becomes a full-time employee of another employer and receives comparable health and welfare benefits.

A “good reason” condition for purposes of each change in control agreement would include a material reduction in base salary, a material reduction in authority, duties or responsibilities associated with the executive’s position with Pioneer Bank, a relocation of the executive’s principal place of employment by more than 35 miles from Pioneer Bank’s main office or a material breach of the change in control agreement by Pioneer Bank.

The reorganization of Pioneer Bank into the mutual holding company structure or the conversion of Pioneer Bancorp, MHC from mutual to stock form and a contemporaneous stock offering of a newly-formed stock holding company are not considered change in control events for purposes of the change in control agreements.

Targeted Incentive Plan (TIP).  Pioneer Bank adopted the TIP for its executive officers who are approved annually by the board.  Each named executive officer is a participant in the TIP.  The TIP is designed to provide participants with incentives and motivation to increase Pioneer Bank’s profitability and growth while maintaining its safety and soundness.  The TIP provides annual incentive awards to participants based on overall bank-wide, department and/or individual performance goals established annually, which are determined by using performance history, peer data, market data and the Compensation Committee’s judgment based on previous experience and projected market conditions.

Each participant can achieve annual incentive awards based on a percentage of base salary, depending on performance goals at certain percentages of achievement, ranging from 90% to 115% for the Chief Executive Officer and 90% to 110% for the other executive officers.  Each performance goal established is weighted.  The annual performance period under the TIP is a 12-month period ending on December 31 of each year (the “plan year”).  For the plan year ended December 31, 2018, the performance goals established were based on: (1) current year return on assets; (2) three-year return on assets; (3) core deposit growth; and (4) three-year return on assets compared to a peer group of all federally insured savings banks having assets between $300 million and $1.0 billion. The performance goals were equally weighted for each participant, except for the CEO, whose performance goals were weighted 15%, 40%, 15% and 30%, respectively, to be more focused on the long-term performance of Pioneer Bank. Furthermore, any annual incentive award payable under the TIP was contingent upon Pioneer Bank obtaining minimum performance goals related to net income and safety and soundness and the participant having satisfactory job performance during the plan year.  Each named officer’s annual incentive award opportunities for the plan year ended December 31, 2018, as a percentage of base salary, was 40%.

Each participant’s annual incentive award is payable in a cash lump sum as soon as practicable following the completion of the plan year, provided, however, that such payment will be made no later than two and one-half months following the end of the plan year.  A participant must be actively employed on the last day of the plan year in order to receive the annual incentive award.  Based on the foregoing, Messrs. Amell, Sarratori and Tomczak earned $187,731, $95,532 and $82,696, respectively, under the TIP for the plan year ended December 31, 2018 and such bonuses were paid to Messrs. Amell, Sarratori and Tomczak in  February 2019.

Board of Directors and Executive Employees Deferred Compensation Plan.  Pioneer Bank maintains the Pioneer Bank Board of Directors and Executive Employees Deferred Compensation Plan for directors and certain executives of Pioneer Bank who are designated to participate in the plan by the board.  Mr. Sarratori is the only named executive officer participating in the plan.  Participants may make an election on a deferral election form (the “election form”) to defer a portion the participants’ compensation, up to 100%.  Amounts deferred are credited to a bookkeeping account established in the name of each participant.  The participant’s account balance accrues earnings, as if the balance was invested in one or more investment funds as selected by the employer, in multiples of 1%.  Participants are always 100% vested in their deferral accounts.  Participants must elect on the participation agreements the form and timing of distribution at the time the participant makes the deferral election. If the participant fails to properly elect the time and form of distribution, the participant’s account will be designated as a separate account and will be paid in a lump sum.  Unless the participant has elected for his or her account balance to be payable while employed with Pioneer Bank, the participant’s account balance is generally distributed upon the earlier of death, disability or termination of employment.

Tax-Qualified Retirement Plans

Pension Plan.  Pioneer Bank maintains The Retirement Plan of Pioneer Savings Bank, a qualified, tax-exempt non-contributory defined benefit plan (the “pension plan”) for employees of Pioneer Bank, excluding union employees and leased employees. Employees hired prior to September 1, 2019 are enrolled on January 1 or July 1 following the completion of one year of service and attainment of age 21.  Part-time employees are eligible if they have worked a minimum of 1,000 hours in their first year of employment or in any subsequent pension plan year.  Employee hired on or after September 1, 2019 are not eligible to participate in the pension plan.  Contributions to the pension plan are made to satisfy the actuarially determined minimum funding requirements according to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).  A participant becomes 100% vested in his or her accrued benefit under the pension plan after five years of service with Pioneer Bank.

Upon attainment of normal retirement date (age 65 for participants who entered the plan before October 1, 1988, or the later of age 65 or the fifth anniversary of participation in the plan for participants who entered the plan on or after October 1, 1988), the participant is entitled to a normal retirement benefit, which is an monthly benefit equal to 1/12 of the product of 2% of the participant’s average annual earnings, multiplied by the participant’s full and fractional years of service (up to a maximum of 30 years) earned before January 1, 2010, plus the product of 1.5% of the participant’s average annual earnings multiplied by the participant’s full and fractional years of service earned after December 31, 2009 (up to a maximum of 30 years reduced by years of service earned prior to January 1, 2010) payable for the life of the participant.  Alternative forms of payments include the actuarial equivalent of the normal retirement benefit paid in the form of a lifetime benefit, with a guaranteed minimum of 10 or 15 years, a 50%, 75% or 100% survivor lifetime benefit for the participant and his or her joint annuitant, and an annuity with the option to elect the form of survivor benefit which meets the requirements of Section 401(a)(9) of the Internal Revenue Code.

If the participant has attained his or her early retirement date (the date on which the participant has completed 30 years of service or attainment of age 60 with 20 years of service) and elects the normal retirement benefit to commence prior to the normal retirement date, the participant would receive an early retirement benefit equal to the participant’s accrued pension benefit, reduced by 0.4166% for each of the first 60 months before the normal retirement date and 0.2083% for each additional month before the normal retirement date.

If a participant terminates employment prior to the normal retirement date and early retirement date, the participant would be entitled to the participant’s vested accrued benefit, determined as of the date of termination of employment, payable as of the participant’s normal retirement date; provided, however, that if  the participant has completed 20 years of service for the normal retirement benefit, the participant may elect to begin benefit payments as of the first day of any month following the month in which the participant would have been eligible for early retirement if the participant had continued employment adjusted by the same factors as the early retirement benefit.

401(k) Plan.  Pioneer Bank maintains the Pioneer Bank 401(k) Plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).  All employees except for union employees, leased employees, and employees who are not classified as salaried or commission-paid employees, are eligible to participate in the plan upon reaching age 21 and working for at least three months with respect to making elective salary deferrals and receiving all other employer contributions.  Employees are permitted to make elective salary deferrals in an amount up to $19,000 (as indexed annually).  Eligible employees who have not made a salary deferral election automatically have withheld 6% of their salary deferred as a pre-tax contribution which will be invested in accordance with the plan’s investment policies.  Eligible employees may designate their salary deferrals as either pre-tax or after-tax Roth deferrals.

An employee may also contribute rollover contributions to the plan from another eligible retirement plan.  Employees who have attained age 50 before the end of a plan year are also eligible to make catch-up contributions during the year in an amount not to exceed $6,000 (as indexed annually).  All employee elective salary deferrals, catch-up contributions and “rollover” contributions are fully and immediately vested.

In addition, Pioneer Bank currently makes an employer matching contribution for the amount a participant contributes as salary deferrals up to 100% of the amount contributed for the first 1% of the participant’s plan compensation plus 50% of the amount contributed between 1% and 6% of the participant’s plan compensation.  Pioneer Back may also make discretionary qualified non-elective contributions.  Pioneer Bank may also make a discretionary pro-rata employer contribution each plan year.

Employer matching contributions and employer discretionary pro-rata contributions are subject to a six-year vesting schedule, such that the participant vests in the first 20% of his or her account attributable to employer matching and profit-sharing contributions after two years of service and an additional 20% each year thereafter until fully vested after six years.  The qualified non-elective contributions are fully and immediately vested.  Generally, a participant is not entitled to an in-service distribution of his or her account balance until the participant attains age 59-1/2.  In addition, the 401(k) Plan permits loans to participants within the limits set forth in the Internal Revenue Code and according to loan procedures established by Pioneer Bank.  Participants are entitled to benefit payments upon termination of employment, disability or death.  Participants may elect that benefits be distributed in the form of a lump sum or in equal annual installments paid over a set of number of years.  Pioneer Bank has established an employer stock fund in the 401(k) Plan so that participants can acquire an interest in the common stock of Pioneer Bancorp, Inc. through their accounts in the 401(k) Plan.

Employee Stock Ownership Plan. In connection with its mutual holding company reorganization and related stock offering, Pioneer Bank adopted an employee stock ownership plan (the “ESOP”) for eligible employees.  The named executive officers are eligible to participate in the ESOP just like other employees.  Eligible employees who have attained age 21 on the first entry date commencing on or after the eligible employee’s completion of one year of service. All employees of Pioneer Bank except for union employees, leased employees, nonresident aliens and employees compensated on an hourly basis or commission basis are eligible to participate in the employee stock ownership plan.

The ESOP trustee purchased, on behalf of the ESOP, 1,018,325 shares of Pioneer Bancorp, Inc. common stock outstanding, funded with a loan from Pioneer Bancorp, Inc. equal to the aggregate purchase price of the common stock.  The loan is repaid principally through Pioneer Bank’ discretionary contributions to the ESOP and any dividends payable on common stock held by the ESOP over the 20-year term of the loan.  The interest rate for the ESOP loan is the prime rate, as published in The Wall Street Journal, on the closing date of the stock offering.  Thereafter, the interest rate adjusts annually and is the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as we repay the loan. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  Participants will vest in the first 20% of their account balances after two years of service and an additional 20% each year thereafter until full vesting occurs after six years. Participants who were employed by Pioneer Bank immediately prior to the stock offering will receive credit for vesting purposes for years of service prior to adoption of the ESOP.  Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP.  Generally, participants will receive distributions from the ESOP upon separation from service in accordance with the terms of the plan document.  The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

Directors’ Compensation

The following table sets forth for the year ended June 30, 2019 certain information as to the total remuneration we paid to our directors.  Mr. Amell did not receive director fees for the year ended June 30, 2019.

Director Compensation for the Year Ended June 30, 2019
	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)(1)	($)
Eileen Bagnoli	$60,100	$—	$60,100
John J. Buono(2)	$28,100	$10,000	$38,100
Donald E. Fane	$60,100	$—	$60,100
Shaun Mahoney	$5,400	$—	$5,400
Dr. James K. Reed	$53,900	$—	$53,900
Edward Reinfurt	$60,100	$—	$60,100
Madeline D. Taylor	$60,100	$—	$60,100

____________________

(1)	For the year ending June 30, 2019, no director had perquisites, the aggregate value of which exceeded $10,000. Mr. Buono received $10,000 in connection with his appointment as a director emeritus.
(2)	Mr. Buono retired as of January 1, 2019.

Director Fees

During the year ended December 31, 2018, the directors received a fee of $4,350 for each director meeting attended and a fee of $400 for each loan committee meeting attended.  During the year ending December 31, 2019, the directors received a fee of $4,600 for each director meeting attended and a fee of $400 for each loan committee meeting attended.

Each person who also serves as a director/trustee of Pioneer Bancorp, Inc. or Pioneer Bancorp, MHC earns director fees only in his or her capacity as a board or committee member of Pioneer Bank.

Director Plans

Dr. Reed is a participant in the Board of Directors and Executive Employees Deferred Compensation Plan.  Please see the description of the plan set forth above for further details.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Holders

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of October 1, 2019, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock.  The mailing address for each of our directors and executive officers is 652 Albany Shaker Road, Albany, New York 12211. No director or executive officer has pledged Pioneer Bancorp, Inc. common stock as collateral for a loan.

	Shares of Common
	Stock Beneficially		Percent of Shares of
	Owned as of the		Common Stock
	Record Date (1)		Outstanding (2)

Persons Owning Greater than 5%
Pioneer Bancorp, MHC	14,287,723		55.0%
652 Albany Shaker Road
Albany, New York 12211

Directors
Thomas L. Amell	30,000	(3)	*
Eileen C. Bagnoli	5,000		*
Donald E. Fane	30,000	(4)	*
Shaun Mahoney	—		*
Dr. James K. Reed	5,000		*
Edward Reinfurt	15,000		*
Madeline Taylor	15,000	(5)	*

Executive Officers who are not Directors
Joseph A. Fleming	16,000	(6)	*
Susan M. Hollister	15,000	(7)	*
Patrick J. Hughes	17,500	(8)	*
Laura A. Mazzara	15,000	(9)	*
Jesse Tomczak	4,954	(10)	*
Frank C. Sarratori	30,000	(11)	*%
All directors and executive officers as a group (13 persons)	198,454

____________________

*Less than 1%.

(1)In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Pioneer Bancorp, Inc. common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from October 1, 2019.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.  Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Pioneer Bancorp, Inc. common stock.

(2)Based on a total of 25,977,679 shares of common stock outstanding as of October 1, 2019.

(3)Includes 15,000 shares held in the Pioneer Bank 401(k) Plan, 14,400 shares held by his spouse and 600 shares held by a son who shares the same household.

(4)Includes 15,000 shares held by spouse.

(5)Includes 5,900 shares held in an individual retirement account.

(6)Includes 15,000 shares held in the Pioneer Bank 401(k) Plan and 1,000 shares held by a child who shares the same household.

(7)Includes 15,000 shares held in the Pioneer Bank 401(k) Plan.

(8)Includes 4,913 shares held in the Pioneer Bank 401(k) Plan, 1,250 shares held as custodian for son and 1,250 shares held as custodian for daughter.

(9)All 15,000 shares held in the Pioneer Bank 401(k) Plan.

(10)All 4,954 shares held in the Pioneer Bank 401(k) Plan.

(11)Includes 15,000 shares held in the Pioneer Bank 401(k) Plan and 15,000 shares held by his spouse.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Board Independence

The board of directors of Pioneer Bancorp, Inc. has determined that each of our directors, except Mr. Amell, is “independent” as defined in, and for purposes of satisfying the listing standards of, the Nasdaq Stock Market.  Mr. Amell is not considered independent because he is an executive officer of Pioneer Bancorp, Inc. and Pioneer Bank.

In determining the independence of our directors, there were no relationships between Pioneer Bank and our directors and officers which are not required to be reported under “Transactions With Certain Related Persons” below.

Transactions With Certain Related Persons

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director.  There are several exceptions to this general prohibition, one of which is applicable to Pioneer Bank.  The Sarbanes-Oxley Act does not apply to loans made by a depository institution that is insured by the Federal Deposit Insurance Corporation and is subject to the insider lending restrictions of the Federal Reserve Act.  All loans to Pioneer Bank’s directors and officers are made in conformity with the Federal Reserve Act and applicable regulations.

All loans made by Pioneer Bank to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pioneer Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.  Pioneer Bank is in compliance with federal regulations with respect to its loans and extensions of credit to executive officers and directors. The aggregate amount of our loans to our executive officers and directors was $462,172 as of June 30, 2019.  As of June 30, 2019, these loans were performing according to their original repayment terms.

Pursuant to our Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with our directors, executive officers, and their family members, for the purpose of determining whether the transactions are within our policies and should be ratified and approved.  Additionally, pursuant to our Code of Business Conduct and Ethics, all of our executive officers and directors must disclose any personal or financial interest in any matter that comes before Pioneer Bancorp, Inc.

Item 14. Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Bonadio & Co., LLP for the years ended June 30, 2019 and 2018.

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Audit Fees	$121,720	$106,115
Audit-Related Fees	$89,550	$—
Tax Fees	$29,800	$31,075
All Other Fees	$—	$—

Audit Fees. Audit Fees include aggregate fees billed for professional services for the audit of Pioneer Bank’s annual consolidated financial statements for the years ended June 30, 2019 and 2018, and the limited reviews of quarterly condensed consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission during fiscal 2019, including out of pocket expenses.

Audit-Related Fees.  During the year ended June 30, 2019, audit-related fees consisted of fees for services related to the mutual holding company reorganization of Pioneer Bank and the related stock offering, including review of the registration statement and prospectus, the issuance of consents and a state tax opinion, participation in drafting sessions and the preparation of a comfort letter.

Tax Fees.  During the years ended June 30, 2019 and 2018, tax fees billed by Bonadio & Co., LLP were for tax preparation services.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax services is compatible with maintaining the independence of Bonadio & Co., LLP.  The Audit Committee concluded that performing such services does not affect the independence of Bonadio & Co., LLP in performing its function as our independent registered public accounting firm.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services.  The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee pre-approved 100% of audit-related fees and tax fees billed and paid during the year ended June 30, 2019, as indicated in the table above.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Annual Report on Form 10‑K.

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Statements of Condition - at June 30, 2019 and 2018

(C)   Consolidated Statements of Income - Years ended June 30, 2019 and 2018

(D)   Consolidated Statements of Comprehensive Income – Years ended June 30, 2019 and 2018

(E)   Consolidated Statements of Changes in Net Worth - Years ended June 30, 2019 and 2018

(F)   Consolidated Statements of Cash Flows - Years ended June 30, 2019 and 2018

(G)   Notes to the Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits

3.1

Articles of Incorporation of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S‑1 of Pioneer Bancorp, Inc. (File No. 333‑230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

3.2

Bylaws of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S‑1 of Pioneer Bancorp, Inc. (File No. 333‑230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.1

Form of Common Stock Certificate of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S‑1 of Pioneer Bancorp, Inc. (File No. 333‑230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.6	Description of Registrant’s Securities
10.1

Employment Agreement by and between Pioneer Bank and Thomas L. Amell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Pioneer Bancorp, Inc. (File No. 001‑38991) filed with the Securities and Exchange Commission on July 17, 2019)

10.2

Change in Control Agreement by and between Pioneer Bank and Frank C. Sarratori (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K of Pioneer Bancorp, Inc. (File No. 001‑38991) filed with the Securities and Exchange Commission on July 17, 2019)

10.3

Change in Control Agreement by and between Pioneer Bank and Jesse Tomczak (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8‑K of Pioneer Bancorp, Inc. (File No. 001‑38991) filed with the Securities and Exchange Commission on July 17, 2019)

10.4

Change in Control Agreement by and between Pioneer Bank and Patrick J. Hughes (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8‑K of Pioneer Bancorp, Inc. (File No. 001‑38991) filed with the Securities and Exchange Commission on July 17, 2019)

10.5

Pioneer Bank Targeted Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S‑1 of Pioneer Bancorp, Inc. (File No. 333‑230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

10.6

Pioneer Bank Board of Trustees and Executive Employees Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S‑1 of Pioneer Bancorp, Inc. (File No. 333‑230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

10.7

Purchase Agreement by and between Pioneer Savings Bank and Homestead Funding Corp. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S‑1 of Pioneer Bancorp, Inc. (File No. 333‑230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

21	Subsidiaries of Registrant
23.1	Consent of Bonadio & Co., LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10‑K, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Net Worth, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

ITEM 16.Form 10‑K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER BANCORP, INC.

Date: December10, 2019	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	December 10, 2019
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	December 10, 2019
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Madeline Taylor	Chairman of the Board	December 10, 2019
Madeline Taylor

/s/ Eileen Bagnoli	Director	December 10, 2019
Eileen Bagnoli

/s/ Donald E. Fane	Director	December 10, 2019
Donald E. Fane

/s/ Shaun Mahoney	Director	December 10, 2019
Shaun Mahoney

/s/ Dr. James K. Reed	Director	December 10, 2019
Dr. James K. Reed

/s/ Edward Reinfurt	Director	December 10, 2019
Edward Reinfurt