Form 10-Q
period 2019-09-30
Pioneer Bancorp, Inc./MD
filed 2019-12-16
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

PIONEER BANCORP, INC.

(Exact Name of Company as Specified in its Charter)

Maryland	001-38991	83-4274253
(State of Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

YES ☒         NO   ☐

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

As of December 9, 2019, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2019	2019
Assets
Cash and due from banks	$41,578	$48,385
Federal funds sold	4,678	2,083
Interest-earning deposits with banks	142,514	179,641
Cash and cash equivalents	188,770	230,109

Securities available for sale, at fair value	91,182	91,735
Securities held to maturity (fair value of $3,993 at September 30, 2019; and $3,887 at June 30, 2019)	3,962	3,873
Equity securities, at fair value	3,536	3,618
Federal Home Loan Bank of New York stock	924	924
Net loans receivable	1,054,014	1,053,938
Accrued interest receivable	4,320	4,374
Premises and equipment, net	41,642	41,710
Bank-owned life insurance	17,858	17,834
Goodwill	7,292	7,292
Other intangible assets, net	2,432	2,523
Other assets	34,015	22,062
Total assets	$1,449,947	$1,479,992

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$410,321	$357,523
Interest bearing deposits	804,439	973,795
Total deposits	1,214,760	1,331,318
Mortgagors’ escrow deposits	2,752	6,044
Other liabilities	8,658	7,665
Total liabilities	1,226,170	1,345,027

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2019)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of September 30, 2019)	260	—
Additional paid in capital	114,007	—
Retained earnings	134,274	146,068
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(13,303)	—
Accumulated other comprehensive loss	(11,461)	(11,103)
Total shareholders' equity	223,777	134,965
Total liabilities and shareholders' equity	$1,449,947	$1,479,992

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	September 30,
	2019	2018
Interest and dividend income:
Loans	$13,150	$12,062
Securities	622	578
Interest-earning deposits with banks and other	813	366
Total interest and dividend income	14,585	13,006

Interest expense:
Deposits	1,327	981
Borrowings and other	—	20
Total interest expense	1,327	1,001
Net interest income	13,258	12,005
Provision for loan losses	16,370	570
Net interest (loss) income after provision for loan losses	(3,112)	11,435

Noninterest income:
Bank fees and service charges	2,631	1,796
Insurance and wealth management services	1,354	1,597
Net loss on equity securities	(82)	—
Bank-owned life insurance	24	32
Other	42	66
Total noninterest income	3,969	3,491

Noninterest expense:
Salaries and employee benefits	5,976	5,682
Net occupancy and equipment	1,424	1,372
Data processing	772	690
Advertising and marketing	204	196
FDIC insurance premiums	—	196
Contribution to Pioneer Bank Charitable Foundation	5,446	—
Fraudulent activity	2,500	—
Professional fees	495	103
Other	1,414	1,021
Total noninterest expense	18,231	9,260
(Loss) Income before income taxes	(17,374)	5,666
Income tax (benefit) expense	(4,690)	1,223
Net (loss) income	$(12,684)	$4,443

Loss per common share:
Basic	$(0.51)	—
Diluted	$(0.51)	—

Weighted average shares outstanding - basic and diluted	24,984,812	—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2019	2018
Net (loss) income	$(12,684)	$4,443

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising during the period	325	(111)
Reclassification adjustment for gains included in net income	—	—
	325	(111)
Tax effect	84	(29)
	241	(82)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
Tax effect	—	—
	—	—
Total other comprehensive income (loss)	241	(82)
Comprehensive (loss) income	$(12,443)	$4,361

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET WORTH AND SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Accumulated
			Other	Total
		Undivided	Comprehensive	Net
	Surplus	Profits	Loss	Worth

Balance as of June 30, 2018	$10,658	$116,394	$(8,989)	$118,063

Net income	—	4,443	—	4,443
Other comprehensive loss	—	—	(82)	(82)

Balance as of September 30, 2018	$10,658	$120,837	$(9,071)	$122,424

						Accumulated
			Additional	Unallocated		Other	Total
	Common Stock		Paid-in	Common	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stock of ESOP	Earnings	Loss	Equity

Balance as of June 30, 2019	—	$—	$—	$—	$146,068	$(11,103)	$134,965

Cumulative effect of change in accounting principal - revenue recognition (1)	—	—	—	—	291	—	291
Cumulative effect of change in accounting principal - equity securities (2)	—	—	—	—	599	(599)	—
Net loss	—	—	—	—	(12,684)	—	(12,684)
Other comprehensive income	—	—	—	—	—	241	241
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—	—	(13,644)	—	—	(13,644)
ESOP shares committed to be released (25,458 shares)	—	—	16	341			357

Balance as of September 30, 2019	25,977,679	$260	$114,007	$(13,303)	$134,274	$(11,461)	$223,777

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(12,684)	$4,443
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	706	658
Provision for loan losses	16,370	570
Net accretion on securities	(129)	(107)
ESOP compensation	357	—
Earnings on bank-owned life insurance	(24)	(32)
Net loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	23	—
Net loss on equity securities	82	—
Deferred tax (benefit) expense	(371)	645
Decrease (increase) in accrued interest receivable	54	(300)
Stock contribution to Pioneer Bank Charitable Foundation	5,196	—
Increase in other assets	(11,489)	(641)
Increase in other liabilities	994	1,957
Net cash (used) provided by operating activities	(915)	7,193

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	15,988	6,030
Purchases of securities available for sale	(14,982)	(30,888)
Proceeds from maturities and paydowns of securities held to maturity	1,599	3,559
Purchases of securities held to maturity	(1,688)	(1,584)
Net increase in loans receivable	(16,446)	(39,096)
Purchases of premises and equipment	(546)	(602)
Proceeds from sale of premises and equipment, and other real estate owned	90	—
Net cash used in investing activities	(15,985)	(62,581)

Cash flows from financing activities:
Net (decrease) increase in deposits	(116,558)	86,448
Net decrease in mortgagors’ escrow deposits	(3,292)	(2,928)
Issuance of common stock	109,055	—
Purchase of shares by the ESOP	(13,644)	—
Net cash (used) provided by financing activities	(24,439)	83,520

Net (decrease) increase in cash and cash equivalents	(41,339)	28,132
Cash and cash equivalents at beginning of period	230,109	120,280
Cash and cash equivalents at end of period	$188,770	$148,412

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,318	$1,002
Income taxes	$1,800	$1,250

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principals of Consolidation

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank (the “Bank”). The Bank is a New York State chartered bank whose wholly owned subsidiaries are Pioneer Commercial Bank, Pioneer Financial Services, Inc., and Anchor Agency, Inc.

The Company provides diversified financial services through the Bank and its subsidiaries, with 22 offices in the Capital Region of New York State. The Company, through its subsidiaries, offers a broad array of deposit, lending, and other financial services to individuals, businesses, and municipalities.   There are no significant concentrations of loans to any one customer or industry. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Bank’s market area.

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. Financial information for the periods before the Company’s mutual holding company reorganization offering on July 17, 2019 are those of the Bank and its subsidiaries.

The interim financial data as of September 30, 2019 and for the three months ended September 30, 2019 and 2018, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”).  The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2020 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K for the year ended June 30, 2019.

Mutual Holding Company Reorganization and Minority Stock Issuance

On July 17, 2019, Pioneer Bancorp, Inc. became the holding company of the Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company sold 11,170,402 shares of common stock at a price of $10.00 per share, for net proceeds of $109.1 million, issued 14,287,723 shares to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock and $250,000 in cash to the Pioneer Bank Charitable Foundation. The Company established an ESOP which owns 1,018,325 shares of the Company. The remaining amount of subscription proceeds received and recorded as a liability on June 30, 2019, was refunded to subscribers. Pioneer Bancorp, MHC now owns 55% of the common stock of the Company.

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

Adoption of Recent Accounting Pronouncements

The following accounting standards have been adopted in the first quarter ended September 30, 2019:

On July 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2014-09 amending guidance on “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASU’s that modified Topic 606.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU replaces most existing revenue recognition guidance under GAAP.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, which include insurance revenues, wealth management services, service charges on deposits, interchange income, and gains (losses) from the transfer of other real estate owned.  The Company recorded a net increase to beginning retained earnings of $291,000 as of July 1, 2019 due to the cumulative impact of adopting Topic 606, primarily driven by the recognition of insurance commission income. The adoption of Topic 606 did not have a significant impact on the Company’s consolidated financial statements as of and for the three-month period ended September 30, 2019. Refer to Note 12 for additional disclosures required by Topic 606.

On July 1, 2019, the Company adopted ASU 2016-01 amending guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. The Company evaluated its preferred stock holdings and concluded that the preferred stocks are not considered equity securities subject to ASU 2016-01. As of June 30, 2019, the Company had equity investments with a cost of $2.8 million and an estimated fair value of $3.6 million.  On July 1, 2019, the Company recorded a cumulative-effect adjustment to increase retained earnings in the amount of $599,000 representing the unrealized gain, net of tax, on these equity securities.  Changes in fair value during the three-months ended September 30, 2019 have been recognized in net income.

On July 1, 2019, the Company adopted ASU 2016‑15 which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The amendment covers the following cash flows: Cash payments for debt prepayment or extinguishment costs will be classified in financing activities. Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity. Cash paid by an acquirer that is not soon after a business combination for the settlement of a contingent consideration liability will be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities. Cash paid soon after the business combination will be classified in investing activities. Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss included in the settlement. Cash proceeds received from the settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies will be classified as cash inflows from investing activities. Cash payments for premiums on COLI and BOLI may be classified as cash outflows for investing, operating, or a combination of both. A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a noncash activity, and cash received from beneficial interests will be classified in investing activities. Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look- through approach as an accounting policy election. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

On July 1, 2019, the Company adopted ASU 2016‑18 related to guidance on “Statement of Cash Flows (Topic 230) Restricted Cash” which addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

On July 1, 2019, the Company adopted ASU 2017‑07 related to guidance on “Compensation - Retirement Benefits (Topic 715)” which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017‑07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

Impact of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02 to its guidance on “Leases (Topic 842)”. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016‑02 are effective for the Company for the fiscal year beginning July 1, 2021. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018‑10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016‑02. In July 2018, the FASB issued ASU No. 2018‑11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018‑20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The Company is performing its accounting analysis of its branch building and other leases underlying contracts. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016‑13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model

(referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018‑19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016‑13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13.  The Company is currently evaluating the potential impact on our consolidated results of operations and financial position. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this ASU. At this time, we have not calculated the estimated impact that this ASU will have on our allowance for loan losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. Alternative methodologies are currently being considered. Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017‑08 to its guidance on “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310‑20) related to premium amortization on purchased callable debt securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosure about a change in accounting principle. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

In August 2018, the FASB has issued ASU  2018‑14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715‑20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The following disclosure requirements were removed from Subtopic 715‑20: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; (3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; (4) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets; and (5) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715‑20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715‑20‑50‑3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. ASU No. 2018‑14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

2.PENDING ACQUISITION

On April 24, 2019, the Company entered into a stock purchase agreement with Jaeger & Flynn Associates, Inc., a New York insurance agency (“JFA”), which provides employee benefits products and services, commercial and personal insurance products, and human resources consulting services. Pursuant to the stock purchase agreement, the Company will acquire 100% of the outstanding shares of capital stock of JFA. JFA will become a wholly owned subsidiary of the Bank.

Pursuant to the terms of the stock purchase agreement, the Company will pay an aggregate purchase price of $12.75 million. The purchase price may be adjusted upward or downward as described below and will be payable in four installments with $3.75 million being paid at closing (the “closing payment”) and $3.0 million paid following the first, second and third anniversaries of the closing (each an “installment payment”).

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

The transaction is subject to customary closing conditions. The Company currently anticipates that the transaction will be completed sometime early in the first calendar quarter of 2020.

3.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$70,813	$142	$(8)	$70,947
Mortgage-backed securities - residential	100	2	—	102
Asset-backed securities	71	53	(2)	122
Collateralized mortgage obligations - residential	493	413	(37)	869
Municipal obligations	13,726	24	—	13,750
Total debt securities	85,203	634	(47)	85,790
Preferred stocks	6,007	55	(670)	5,392
Total available for sale securities	$91,210	$689	$(717)	$91,182

Securities held to maturity:
Municipal obligations	$3,962	$31	$—	$3,993

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$70,706	$164	$(3)	$70,867
Mortgage-backed securities - residential	109	3	—	112
Asset-backed securities	75	55	(2)	128
Collateralized mortgage obligations - residential	525	401	(37)	889
Municipal obligations	14,666	33	—	14,699
Total debt securities	86,081	656	(42)	86,695
Preferred stocks	6,007	52	(1,019)	5,040
Total available for sale securities	$92,088	$708	$(1,061)	$91,735

Securities held to maturity:
Municipal obligations	$3,873	$14	$—	$3,887

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$9,973	$(8)	$—	$—	$9,973	$(8)
Mortgage-backed securities - residential (1)	1	—	—	—	1	—
Asset-backed securities	—	—	5	(2)	5	(2)
Collateralized mortgage obligations - residential	15	(10)	146	(27)	161	(37)
Preferred stocks	—	—	5,335	(670)	5,335	(670)
	$9,989	$(18)	$5,486	$(699)	$15,475	$(717)

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$4,969	$(1)	$7,988	$(2)	$12,957	$(3)
Mortgage-backed securities - residential (1)	1	—	2	—	3	—
Asset-backed securities	—	—	5	(2)	5	(2)
Collateralized mortgage obligations - residential	15	(9)	160	(28)	175	(37)
Preferred stocks	—	—	4,986	(1,019)	4,986	(1,019)
	$4,985	$(10)	$13,141	$(1,051)	$18,126	$(1,061)

(1)	Unrealized losses on these securities are less than $500.

At September 30, 2019, there were 33 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral. Unrealized losses on two auction rate securities, consisting of U.S. Bancorp and Bank of America preferred stock, are not considered to be other-than-temporary based upon management’s evaluation of the underlying operating results and financial strength of the issuers. The U.S. Bancorp security is investment grade, whereas the Bank of America security, remains non-investment grade as of September 30, 2019. The Bank of America security had a cost basis of $2.2 million and an estimated fair value of $2.1 million, as of September 30, 2019. Management does not have the intent to sell, nor do they believe that they will be required to sell the above mentioned securities in an unrealized loss position before recovery of the amortized cost basis. In management’s opinion, the market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are not other-than-temporary.

At September 30, 2019, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations which were rated less than investment grade for impairment, resulting in no additional impairment charges during the period. At September 30, 2019, 62 securities with an amortized cost of $0.5 million and remaining par value of $2.0 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2019	$1,477

Reductions for amounts realized for securities transactions	—

Balance, September 30, 2019	$1,477

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	September 30, 2019
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$74,558	$74,724
Due after one to five years	9,981	9,973
Mortgage-backed securities - residential	100	102
Asset-backed securities	71	122
Collateralized mortgage obligations - residential	493	869
Preferred stocks	6,007	5,392
	$91,210	$91,182

Securities held to maturity:
Due in one year or less	$3,626	$3,657
Due after one to five years	226	226
Due after five to ten years	110	110
	$3,962	$3,993

There were no sales of securities available for sale for the three months ended September 30, 2019 and 2018.

There were no sales of securities held to maturity for the three months ended September 30, 2019 and 2018.

At September 30, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of September 30, 2019, and June 30, 2019, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $84.0 million, and $84.9 million, respectively.

4.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2019	June 30, 2019
Commercial:
Real estate	$397,337	$414,375
Commercial and industrial	168,478	183,262
Construction	105,639	85,274
Total commercial	671,454	682,911
Residential mortgages	283,727	281,388
Home equity loans and lines	82,475	80,258
Consumer	28,963	21,482
	1,066,619	1,066,039
Net deferred loan costs	2,394	2,398
Allowance for loan losses	(14,999)	(14,499)
Net loans receivable	$1,054,014	$1,053,938

The following table presents the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations (1)	16,155	38	36	141	16,370
Loans charged off (1)	(15,804)	(19)	—	(57)	(15,880)
Recoveries on loans charged off	—	—	1	9	10
Allowance for loan losses at end of period	$11,408	$2,379	$850	$362	$14,999

(1)

The three months ended September 30, 2019 include a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to a business customer and various affiliated entities (collectively, the “Mann Entities”) commercial loan relationships in the same period.

	For the Three Months Ended September 30, 2018
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$10,414	$2,166	$770	$160	$13,510
Provisions charged to operations	163	323	(7)	91	570
Loans charged off	(5)	—	—	(48)	(53)
Recoveries on loans charged off	—	—	—	6	6
Allowance for loan losses at end of period	$10,572	$2,489	$763	$209	$14,033

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	September 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$663	$—	$—	$—	$663
Related to loans collectively evaluated for impairment	10,745	2,379	850	362	14,336
Ending balance	$11,408	$2,379	$850	$362	$14,999

Loans:
Individually evaluated for impairment	$13,057	$—	$—	$—	$13,057
Loans collectively evaluated for impairment	658,397	283,727	82,475	28,963	1,053,562
Ending balance	$671,454	$283,727	$82,475	$28,963	$1,066,619

	June 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$426	$—	$—	$—	$426
Related to loans collectively evaluated for impairment	10,631	2,360	813	269	14,073
Ending balance	$11,057	$2,360	$813	$269	$14,499

Loans:
Individually evaluated for impairment	$8,067	$—	$—	$—	$8,067
Loans collectively evaluated for impairment	674,844	281,388	80,258	21,482	1,057,972
Ending balance	$682,911	$281,388	$80,258	$21,482	$1,066,039

The following table presents information related to impaired loans by class as of (dollars in thousands):

				For the Three Months Ended
	September 30, 2019			September 30, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$6,565	$6,345	$—	$6,582	$8
Commercial and industrial	2,596	2,591	—	2,622	32
Construction	1,298	1,298	—	1,377	—
Subtotal	10,459	10,234	—	10,581	40
With an allowance recorded:
Commercial:
Real estate	1,356	1,351	72	1,370	—
Commercial and industrial	1,473	1,472	591	1,480	23
Subtotal	2,829	2,823	663	2,850	23
Total	$13,288	$13,057	$663	$13,431	$63

				For the Year Ended
	June 30, 2019			June 30, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,593	$5,376	$—	$5,608	$—
Commercial and industrial	59	48	—	59	—
Construction	1,377	1,377	—	1,106	—
Subtotal	7,029	6,801	—	6,773	—

With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	1,266	1,266	426	1,293	95
Subtotal	1,266	1,266	426	1,293	95
Total	$8,295	$8,067	$426	$8,066	$95

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three months ended September 30, 2019, and the year ended June 30, 2019 was nominal.

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

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2019, and 2018, respectively. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to September 30, 2019 or 2018 which have subsequently defaulted during the three months ended September 30, 2019 or 2018, respectively.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	September 30,		June 30,
	2019		2019
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$6,784	$58	$5,618	$58
Commercial and industrial	264	—	42	—
Construction	1,298	—	1,377	—
Residential mortgages	3,816	—	4,028	—
Home equity loans and lines	1,588	226	1,497	41
Consumer	—	10	—	19
	$13,750	$294	$12,562	$118

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following table presents the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	September 30, 2019
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$356	$—	$5,490	$5,846	$391,491	$397,337
Commercial and industrial	—	—	42	42	168,436	168,478
Construction	—	—	1,298	1,298	104,341	105,639
Residential mortgages	—	783	2,621	3,404	280,323	283,727
Home equity loans and lines	174	69	1,455	1,698	80,777	82,475
Consumer	1	—	10	11	28,952	28,963
Total	$531	$852	$10,916	$12,299	$1,054,320	$1,066,619

	June 30, 2019
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$3	$—	$5,490	$5,493	$408,882	$414,375
Commercial and industrial	—	—	42	42	183,220	183,262
Construction	—	—	1,377	1,377	83,897	85,274
Residential mortgages	156	217	2,699	3,072	278,316	281,388
Home equity loans and lines	476	318	988	1,782	78,476	80,258
Consumer	5	—	19	24	21,458	21,482
Total	$640	$535	$10,615	$11,790	$1,054,249	$1,066,039

The Company categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes commercial loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings:

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

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	September 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$389,356	$1,197	$6,784	$—	$397,337
Commercial and industrial	161,660	2,754	4,064	—	168,478
Construction	98,849	5,492	1,298	—	105,639
	$649,865	$9,443	$12,146	$—	$671,454

	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$406,317	$2,440	$5,618	$—	$414,375
Commercial and industrial	179,099	226	3,937	—	183,262
Construction	83,897	—	1,377	—	85,274
	$669,313	$2,666	$10,932	$—	$682,911

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of September 30, 2019 and June 30, 2019, the Company had pledged $481.8 million and $485.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

5.DERIVATIVES

In the normal course of servicing our commercial customers, the Company acts as an interest rate swap counterparty for certain commercial borrowers. The Company manages its exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that match the terms of the interest rate swap with the commercial borrowers. These positions directly offset each other and the Company’s exposure is the fair value of the derivatives due to potential changes in credit risk of our commercial borrowers and third parties.

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At September 30, 2019, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $640.0 million, consisting of $320.0 million of interest rate swaps with commercial borrowers and $320.0 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2019, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $515.4 million, consisting of $257.7 million of interest rate swaps with commercial borrowers and $257.7 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statement of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	September 30, 2019
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$19,030	$19,030
Less: master netting arrangements	(3)	(3)
Less: cash collateral applied	—	(19,002)
Net amount	$19,027	$25

	June 30, 2019
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,550	$13,550
Less: master netting arrangements	(88)	(88)
Less: cash collateral applied	—	(13,318)
Net amount	$13,462	$144

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At September 30, 2019, the Company had deposited $19.0 million as collateral for swap agreements with third-party counterparties. At June 30, 2019, the Company had deposited $13.3 million as collateral for swap agreements with third-party counterparties.

6.OTHER COMPREHENSIVE INCOME

For the three months ended September 30, 2019 and 2018 there were no reclassifications out of accumulated other comprehensive loss.

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Three Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
Accumulated other comprehensive income (loss) as of July 1, 2019	$338	(11,441)	$(11,103)
Other comprehensive income (loss) before reclassifications	241	—	241
Reclassification for change in accounting (1)	(599)	—	(599)
Accumulated other comprehensive income (loss) as of September 30, 2019	$(20)	(11,441)	$(11,461)

Accumulated other comprehensive income (loss) as of July 1, 2018	$410	(9,399)	$(8,989)
Other comprehensive income (loss) before reclassifications	(82)	—	(82)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Accumulated other comprehensive income (loss) as of September 30, 2018	$328	(9,399)	$(9,071)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2019	2018
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$84	$(29)
Reclassification adjustment for gains included in net income	—	—
	84	(29)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$84	$(29)

7.EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Pension Plan

The Company maintains a noncontributory defined benefit pension plan covering substantially all of its full-time employees twenty-one years of age or older, with at least one year of service. Through December 31, 2009, pensions were paid as an annuity using a pension formula of 2.0% of the average of the five highest consecutive years of total compensation over the last ten years multiplied by credited service up to thirty years. Effective January 1, 2010, the plan was amended and service rendered thereafter is paid using a pension formula of 1.5%. Amounts contributed to the plan are determined annually on the basis of (a) the maximum amount allowable under Internal Revenue Service regulations and (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”) The defined benefit pension plan was amended, effective August 31, 2019, to close the plan to new employees hired on or after September 1, 2019, therefore, no new employees hired on or after September 1, 2019 would be eligible to participate in the defined benefit pension plan.

Net periodic pension cost included in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2019	2018
Service cost	$516	$309
Interest cost	483	484
Expected return on plan assets	(927)	(888)
Amortization of net actuarial loss	272	217
Net periodic pension cost	$344	$122

Contributions

For the three months ended September 30, 2019, the Company made no cash contribution to the plan.

Post-Retirement Healthcare Plan

The Company offers a defined benefit post-retirement plan which provides medical and life insurance benefits to employees meeting certain requirements. Effective October 1, 2006, the plan was amended so that there have been no new plan participants for medical benefits. The cost of post-retirement plan benefits is recognized on an accrual basis as employees perform services. Active employees are eligible for retiree medical coverage upon reaching age sixty with twenty-five or more years of service. Employees with a minimum of thirty years of service are eligible for individual and spousal coverage. Retirees are eligible to participate in any bank-sponsored health insurance programs. The Company’s contributions for retiree medical are limited to a monthly premium of $210 for individual coverage and $420 for employee and spousal coverage. The Company’s funding policy is to pay insurance premiums as they come due.

Net periodic post-retirement benefit cost included in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2019	2018
Service cost	$9	$7
Interest cost	16	17
Amortization of net actuarial loss	1	—
Net periodic post-retirement benefit cost	$26	$24

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2019 was $13.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

September 30, 2019
Allocated	—
Committed to be allocated	25,458
Unallocated	992,867
Total Shares	1,018,325

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2019 was $357,000.

8.COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance-Sheet Financing and Concentrations of Credit

The Company is a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include the Company’s commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated statement of condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual notional amounts of those instruments which are presented in the tables below (dollars in thousands). The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

	September 30, 2019
	Fixed	Variable
	Rate	Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$26,474	$297,771	$324,245
Standby letters of credit	—	33,607	33,607
	$26,474	$331,378	$357,852

	June 30, 2019
	Fixed	Variable
	Rate	Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$23,892	$357,223	$381,115
Standby letters of credit	—	33,385	33,385
	$23,892	$390,608	$414,500

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and require payment of a fee. Since certain commitments are expected to expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if any, required by the Company for the extension of credit is based on management’s credit evaluation of the customer.

Commitments to extend credit may be written on a fixed rate basis thus exposing the Company to interest rate risk, given the possibility that market rates may change between commitment and actual extension of credit.

Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer or to guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Bank policies governing loan collateral apply to standby letters of credit at the time of credit extension.

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2019, approximately $49.1 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At September 30, 2019, approximately $4.2 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At September 30, 2019 and June 30, 2019, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at September 30, 2019 and June 30, 2019 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At September 30, 2019 and June 30, 2019, the Company had no commitments to sell loans to unrelated investors.

Concentrations of Credit

The Company primarily grants loans to customers located in the New York State counties of Albany, Greene, Rensselaer, Schenectady, Saratoga, and Warren. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate and construction-related sectors of the economy.

Legal Proceeding and Other Contingent Liabilities

The Company is involved in various pending and threatened claims and other legal proceedings in the ordinary course of business.  The Company evaluates the possible impact of these matters, taking into consideration the most recent information available.  A loss reserve is established for those matters for which the Company believes a loss is both probable and reasonably estimable.  Once established, the reserve is adjusted as appropriate to reflect any subsequent developments.  Actual losses with respect to any such matter may be more or less than the amount estimated by the Company.  For matters where a loss is not probable, or the amount of loss cannot be reasonably estimated by the Company, no loss reserve is established.

As of September 30, 2019, the Company believes that any liabilities individually or in the aggregate, which may result from the final outcomes of legal proceedings, will not have a material adverse effect on the Company’s consolidated financial statements.  However, legal proceedings are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Company’s results of operations in any future period, depending, in part, upon the size of the loss or liability imposed and the operating results for the period, and could have a material adverse effect on the Company’s business. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause the Company to incur additional expenses, which could be significant, and possibly material, to the Company’s results of operations in any future period

Potentially Fraudulent Activity

During first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate both to deposit and lending activity with the Mann Entities. The Company continues to investigate this matter to determine the potential exposure of the Company and it is possible that the Company may face additional exposure. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss.

Deposit and Lending Activity

As previously reported, with respect to deposit activity, the Bank’s potential exposure for the fraudulent activity is approximately $19.0 million and with respect to its lending activity with the Mann Entities, the Bank’s potential exposure is approximately $16.0 million (which represents the Bank’s participation interest in the approximately $36.0 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank recognized a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of 2020, based on the net negative deposit balance of the various Mann Entities accounts after the setoffs. In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank recorded a provision for loan losses in the amount of $15.8 million, in the first quarter of fiscal 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships.

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

The Pioneer Parties are defending this lawsuit vigorously, and management believes that the Company has substantial defenses to the claims that have been asserted. However, the ultimate outcome of this lawsuit, or any other litigation involving the Company or the Pioneer Parties, cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with certain of the named defendants in this proceeding. The Company’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. These fees, expenses and costs could have a material adverse effect on the Company’s results of operations or financial position.

9.FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		September 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$70,947	$70,947	$—	$—
Mortgage-backed securities - residential	102	—	102	—
Asset-backed securities	122	—	122	—
Collateralized mortgage obligations – residential	869	—	869	—
Municipal obligations	13,750	—	13,750	—
Total debt securities	85,790	70,947	14,843	—
Preferred stocks	5,392	2,179	3,213	—
Total available for sale securities	91,182	73,126	18,056	—
Equity securities	3,536	3,536	—	—
Derivative assets	19,027	—	19,027	—
Total	$113,745	$76,662	$37,083	$—

Liabilities:
Derivative liabilities	$25	$—	$25	$—
Total	$25	$—	$25	$—

		Fair Value Measurements at
		June 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$70,867	$70,867	$—	$—
Mortgage-backed securities - residential	112	—	112	—
Asset-backed securities	128	—	128	—
Collateralized mortgage obligations – residential	889	—	889	—
Municipal obligations	14,699	—	14,699	—
Total debt securities	86,695	70,867	15,828	—
Preferred stocks	5,040	1,970	3,070	—
Total available for sale securities	91,735	72,837	18,898	—
Equity securities	3,618	3,618	—	—
Derivative assets	13,462	—	13,462	—
Total	$108,815	$76,455	$32,360	$—

Liabilities:
Derivative liabilities	$144	$—	$144	$—
Total	$144	$—	$144	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Impaired loans:
Commercial loans	$2,160	$—	$—	$2,160
OREO	46	—	—	46

June 30, 2019
Impaired loans:
Commercial loans	840	$—	$—	$840
OREO	158	—	—	158

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $2.8 million with a valuation allowance of $663,000 resulting in an estimated fair value of $2.2 million as of September 30, 2019. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.3 million with a valuation allowance of $426,000 resulting in an estimated fair value of $840,000  as of June 30, 2019.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $46,000 at September 30, 2019. There were write-downs of $7,000 for the three months ended September 30, 2019. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $158,000 at June 30, 2019. There were write-downs of $17,000 for the year ended June 30, 2019.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	September 30, 2019
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$188,805	$188,805	$188,805	$—	$—
Securities available for sale	91,182	91,182	73,126	18,056	—
Securities held to maturity	3,962	3,993	—	3,993	—
Equity securities	3,536	3,536	3,536	—	—
Net loans receivable	1,054,014	1,064,342	—	—	1,064,342
FHLBNY stock	924	924	—	924	—
Accrued interest receivable	4,320	4,320	—	4,320	—
Derivatives	19,027	19,027	—	19,027	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,084,985	$1,084,985	$—	$1,084,985	$—
Time deposits	129,775	130,483	—	130,483	—
Mortgagors’ escrow deposits	2,752	2,752	—	2,752	—
Accrued interest payable	27	27	—	27	—
Derivatives	25	25	—	25	—

	June 30, 2019
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$230,109	$230,109	$230,109	$—	$—
Securities available for sale	91,735	91,735	72,837	18,898	—
Securities held to maturity	3,873	3,887	—	3,887	—
Equity securities	3,618	3,618	3,618	—	—
Net loans receivable	1,053,938	1,065,328	—	—	1,065,328
FHLBNY stock	924	924	—	924	—
Accrued interest receivable	4,374	4,374	—	4,374	—
Derivatives	13,462	13,462	—	13,462	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,200,753	$1,200,753	$—	$1,200,753	$—
Time deposits	130,565	130,680	—	130,680	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	17	17	—	17	—
Derivatives	144	144	—	144	—

Short-Term Financial Instruments

The fair value of certain financial instruments are estimated to approximate their carrying amounts because the remaining term to maturity or period to repricing of the financial instrument is less than ninety days. Such financial instruments include cash and cash equivalents, accrued interest receivable and payable, and mortgagor’s escrow deposits.

Securities

Fair values of securities available for sale, securities held to maturity and equity securities are determined as outlined earlier in this footnote.

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

10.REVENUE RECOGNITION

On July 1, 2019, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1 – “Adoption of Recent Accounting Pronouncements,” results for reporting periods beginning after July 1, 2019 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company recorded a net increase to beginning retained earnings of $291,000 as of July 1, 2019 due to the cumulative impact of adopting Topic 606,  primarily driven by the recognition of insurance commission income.

Under Topic 606, the Company made any necessary revisions to its policies related to the new revenue recognition guidance. In general, for revenue not associated with financial instruments, guarantees and lease contracts, we apply the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when performance obligation is satisfied. Our contracts with customers are generally short term in nature, typically due within one year or less or cancellable by us or our customer upon a short notice period. Performance obligations for our customer contracts are generally satisfied at a single point in time, typically when the transaction is complete. In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers. In such transactions, we recognized revenue and the related costs to provide our services on a net basis in our financial statements. These transactions primarily relate to insurance and brokerage commissions, and fees derived from our customers' use of various interchange and ATM/debit card networks.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees, and insurance and wealth management services commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606.

Insurance Services Income: Prior to the adoption of Topic 606, commission revenue on insurance policies billed in installments were recognized on the latter of the policy effective date or the date that the premium was billed to the client. As a result of the adoption of Topic 606, revenue associated with the issuance of policies will be recognized upon the effective date of the associated policy regardless of the billing method, meaning that commission revenues billed on an installment basis will be now recognized earlier than they had been previously. Revenue will be accrued based upon the completion of the performance obligation creating a current asset for the unbilled revenue until such time as an invoice is generated, typically not to exceed twelve months. The Company does not expect the overall impact of these changes to be significant, but it will result in slight variances from quarter to quarter. Contingent commissions represent a form of variable consideration associated with the same performance obligation, which is the placement of coverage, for which we earn core commissions. The Company records a monthly accrual for contingent commissions.

Wealth Management Services Income: The Company earns fees from investment brokerage services provided to its customers by a third-party service provider. The Company receives commissions from the third-party service provider on a monthly basis based upon customer activity for the respective month. The Company acts as an agent in arranging the relationship between the customer and the third-party service provider. Investment brokerage fees are presented net of related costs.

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which included services such as ATM use fees, and stop payment charges, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are recognized at the time the maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Card Services Fee Income: The Company earns interchange fees from debit cardholder transactions conducted through the Mastercard payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to cardholder.

Other service charges include revenue from processing wire transfers, check orders, and safe deposit box rental. Wire transfer fees are charged on per item basis, and are charged at the time of transfer and charged directly to the customer account. Check order charges are charged to the customer at the time the order is placed directly to the customer account.  Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended September 30, 2019.

For the three months ended
9/30/2019
(dollars in thousands)
Non-interest Income
In scope of "ASC" Topic 606:
Insurance services	$675
Wealth management services	679
Service charges on deposit accounts	915
Card services income	731
Other	64
Non-interest income in scope of "ASC" Topic 606	3,064

Non-interest income out of scope of "ASC" Topic 606	905

Total non-interest income	$3,969

11.EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of September 30, 2019. Earnings per share data is not applicable for the period ended June 30, 2019 as the Company had no shares outstanding.

Three months ended
(Dollars in thousands, except share and per share amounts)	September 30, 2019
Net loss applicable to common stock	$(12,684)

Average number of common shares outstanding	25,977,679
Less: Average unallocated ESOP shares	992,867
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	24,984,812

Loss per common share:
Basic	$(0.51)
Diluted	$(0.51)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition within our market area that is stronger than expected;

•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	changes in our partnership with a third-part mortgage banking company;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
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

•	changes in cost of legal expenses, including defending against significant litigation;
•	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
•	our compensation expense associated with equity benefits allocated or awarded to our employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance, employee benefits and wealth management services income. Our non-interest income also includes net realized gain or losses on securities, net gains in cash surrender value of bank owned life insurance, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

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

Income Tax Expense (Benefit).  Our income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized.

Recent Developments

Mutual Holding Company Reorganization and Minority Stock Issuance

On July 17, 2019, Pioneer Bancorp, Inc. became the holding company of the Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company sold 11,170,402 shares of common stock at a price of $10.00 per share, for net proceeds of $109.1 million, issued 14,287,723 shares to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock and $250,000 in cash to the Pioneer Bank Charitable Foundation.  The Company recognized a charge to non-interest expense in the amount of $5.4 million, in the first quarter of 2020, related to the contribution to the Pioneer Bank Charitable Foundation.  The Company established an ESOP which owns 1,018,325 shares of the Company. The remaining amount of subscription proceeds received and recorded as a liability on June 30, 2019, was refunded to subscribers. Pioneer Bancorp, MHC now owns 55% of the common stock of the Company.

Potentially Fraudulent Activity

In the first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate to both deposit and lending activity with the Mann Entities.

The Company has previously disclosed that with respect to its deposit activity, the Bank’s potential exposure for the fraudulent activity is approximately $19.0 million and with respect to its lending activity with the Mann Entities, the Bank’s potential exposure is approximately $16.0 million (which represents the Bank’s participation interest in the approximately $36.0 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank recognized a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of 2020, based on the net negative deposit balance of the various Mann Entity accounts after the setoffs. In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank recorded a provision for loan losses in the amount of $15.8 million, in the first quarter of fiscal 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships.

The Company is involved in a variety of litigation and other legal proceedings resulting from or due to the potentially fraudulent activities. See, Part II, Item 1 – Legal Proceedings below. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with certain of the named defendants in this or other proceedings or that the Bank may not be successful in defending certain of its legal remedies. The Company continues to investigate this matter to determine the potential exposure of the Company and it is possible that the Company may face additional exposure. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss.

Stock Purchase Agreement with Jaeger & Flynn Associates, Inc.

On April 24, 2019, the Company entered into a stock purchase agreement with Jaeger & Flynn Associates, Inc., a New York insurance agency (“JFA”), which provides employee benefits products and services, commercial and personal insurance products, and human resources consulting services. Pursuant to the stock purchase agreement, the Company will acquire 100% of the outstanding shares of capital stock of JFA. JFA will become a wholly owned subsidiary of the Bank.

Pursuant to the terms of the stock purchase agreement, the Company will pay an aggregate purchase price of $12.75 million. The purchase price may be adjusted upward or downward as described below and will be payable in four installments with $3.75 million being paid at closing (the “closing payment”) and $3.0 million paid following the first, second and third anniversaries of the closing (each an “installment payment”).

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

The transaction is subject to customary closing conditions. The Company currently anticipates that the transaction will be completed sometime early in the first calendar quarter of 2020.

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At September 30, 2019, no valuation allowance was required.

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

Investment Securities. Available-for-sale and held-to-maturity securities are reviewed by management on a quarterly basis, and more frequently when economic or market conditions warrant, for possible other-than-temporary impairment. In determining other-than-temporary impairment, management considers many factors, including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospectus of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statement of operations. The assessment of whether other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In order to determine other-than-temporary impairment for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. Other-than-temporary impairment is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

	For the Three Months Ended September 30,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)
Interest-earning assets:	(Dollars in thousands)
Loans	$1,062,629	$13,150	5.00%	$1,015,214	$12,062	4.80%
Securities	99,255	622	2.51%	107,809	578	2.14%
Interest-earning deposits	125,206	798	2.55%	69,458	351	2.02%
Other	926	15	6.58%	883	15	6.91%
Total interest-earning assets	1,288,016	14,585	4.57%	1,193,364	13,006	4.39%
Non-interest-earning assets	140,176			110,118
Total assets	$1,428,192			$1,303,482

Interest-bearing liabilities:
Demand deposits	$98,605	$90	0.36%	$108,463	$81	0.30%
Savings deposits	242,965	32	0.05%	245,862	32	0.05%
Money market deposits	353,877	598	0.67%	338,917	398	0.47%
Certificates of deposit	129,872	574	1.77%	128,772	445	1.38%
Total interest-bearing deposits	825,319	1,294	0.62%	822,014	956	0.46%
Borrowings	33	—	2.30%	—	—	—%
Other	4,647	33	2.85%	9,235	45	1.95%
Total interest-bearing liabilities	829,999	1,327	0.64%	831,249	1,001	0.48%
Non-interest-bearing liabilities	382,409			351,607
Total liabilities	1,212,408			1,182,856
Total net worth	215,784			120,626
Total liabilities and net worth	$1,428,192			$1,303,482
Net interest income		$13,258			$12,005
Net interest rate spread (1)			3.93%			3.92%
Net interest-earning assets (2)	$458,017			$362,115
Net interest margin (3)			4.15%			4.05%
Average interest-earning assets to interest-bearing liabilities	155.18%			143.56%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,
	2019 vs. 2018
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:	(Dollars in thousands)
Loans	$570	$518	$1,088
Securities	(111)	155	44
Interest-earning deposits	336	111	447
Other	1	(1)	—
Total interest-earning assets	796	783	1,579

Interest-bearing liabilities:
Demand deposits	(18)	27	9
Savings deposits	(1)	1	—
Money market deposits	18	182	200
Certificates of deposit	4	125	129
Total interest-bearing deposits	3	335	338
Borrowings	—	—	—
Other	(49)	37	(12)
Total interest-bearing liabilities	(46)	372	326
Change in net interest income	$842	$411	$1,253

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Total Assets. Total assets decreased $31.0 million, or 2.1%, to $1.45 billion at September 30, 2019 from $1.48 billion at June 30, 2019. The decrease was due primarily to a decrease of $41.3 million, or 17.9% in cash and cash equivalents, partially offset by an increase of $12.0 million or 54.2% in other assets.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $41.3 million, or 17.9%, to $188.8 million at September 30, 2019 from $230.1 million at June 30, 2019. This decrease resulted primarily from returns of unfilled stock subscriptions related to the completion of our mutual holding company reorganization and minority stock issuance in July 2019.

Securities Available for Sale. Total securities available for sale decreased $553,000, or 0.6%, to $91.2 million at September 30, 2019 from $91.7 million at June 30, 2019. The decrease was primarily due to maturities of municipal obligations during the quarter.

Securities Held to Maturity. Total securities held to maturity increased $89,000, or 2.3%, to $4.0 million at September 30, 2019 from $3.9 million at June 30, 2019 as purchases during the quarter exceeded maturities and principal reductions.

Net Loans. Net loans of $1.05 billion at September 30, 2019 were unchanged from June 30, 2019. By loan category, commercial construction loans increased by $20.4 million, or 23.9% to $105.6 million at September 30, 2019 from $85.2 million at June 30, 2019 and consumer loans increased by $7.5 million or 34.8% to $29.0 million at September 30, 2019 from $21.5 million at June 30, 2019. In addition, one-to four-family residential real estate loans increased $2.3 million, or 0.8%, to $283.7 million at September 30, 2019 from $281.4 million at June 30, 2019 and home equity loans increased $2.2 million, or 2.8%, to $82.5 million at September 30, 2019 from $80.3 million at June 30, 2019. These increases were offset by a decrease in commercial real estate loans of $17.0 million, or 4.1%, to $397.3 million at

September 30, 2019 from $414.3 million at June 30, 2019, and a decrease in commercial and industrial loans of $14.8 million, or 8.1%, to $168.5 million at September 30, 2019 from $183.3 million at June 30, 2019. The increase in commercial construction loans was related to funding of loan commitments, as well as, the addition of a new commercial construction facility that funded during the quarter. The increase in consumer loans reflected an increase in personal loans to the owners of certain commercial businesses. The decrease in commercial real estate loans was due to several loan prepayments, as well as, scheduled principal reductions. The decrease in commercial and industrial loans was primarily due to loan charge-offs related to the Mann Entities’ commercial loan relationships of $15.8 million during the quarter.

Deposits. Total deposits decreased $116.6 million, or 8.8%, to $1.21 billion at September 30, 2019 from $1.33 billion at June 30, 2019. The decrease in deposits reflected a decrease in interest-bearing demand accounts of $119.0 million, or 54.0%, to $101.5 million at September 30, 2019 from $220.5 million at June 30, 2019, a decrease in money market accounts of $35.4 million, or 9.5%, to $336.4 million at September 30, 2019 from $371.8 million at June 30, 2019, and a decrease in savings accounts of $14.2 million, or 5.6%, to $236.7 million at September 30, 2019 from $250.9 million at June 30, 2019.  These decreases were partially offset by an increase in non-interest-bearing demand accounts of $52.8 million, or 14.8%, to $410.3 million at September 30, 2019 from $357.5 million at June 30, 2019. The decrease in interest-bearing demand accounts, savings accounts and money market accounts was primarily due to stock subscription orders from our minority stock offering being fulfilled or returned to the subscriber. The increase in non-interest-bearing demand accounts was primarily due to seasonality and growth in municipal deposits with September being one of the seasonal high points during each year for the deposit balances of several municipal customers.

Total Shareholders’ Equity. Total shareholders’ equity increased $88.8 million, or 65.8%, to $223.8 million at September 30, 2019 from $135.0 million at June 30, 2019. The increase was primarily due to the completion of our minority stock issuance which resulted in $109.1 million in net proceeds to the Company. The increase was partially offset by the net loss of $12.7 million and the unallocated common stock held by the ESOP of $13.6 million.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

General.  Net income decreased by $17.1 million to a $12.7 million net loss for the three months ended September 30, 2019 from $4.4 million in net income for the three months ended September 30, 2019.  The decrease was primarily due to a $15.8 million increase in the provision for loan losses and an $8.7 million increase in non-interest expense, partially offset by a $1.3 million increase in net interest income and a $5.9 million decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $1.6 million, or 12.1%, to $14.6 million for the three months ended September 30, 2019, from $13.0 million for the three months ended September 30, 2018 primarily due to increases in interest income on loans, securities and interest-earning deposits. The increase reflected a $94.7 million increase in the average balance of interest-earning assets and an 18 basis points increase in the average yield on interest-earning assets to 4.57% for the three months ended September 30, 2019, from 4.39% for the three months ended September 30, 2018.

Interest income on loans increased $1.1 million, or 9.0%, to $13.2 million for the three months ended September 30, 2019 from $12.1 million for the three months ended September 30, 2018. Interest income on loans increased primarily due to a 20 basis points increase in the average yield on loans to 5.00% for the three months ended September 30, 2019 from 4.80% for the three months ended September 30, 2018, as well as, a $47.4 million increase in the average balance of loans to $1.1 billion for the three months ended September 30, 2019 from $1.0 billion for the three months ended September 30, 2018.  The increase in the average balance of loans was due to our continued effort to increase our loan portfolio, while the increase in the average yield on loans was due to both our originating new loans combined with the upward adjustment of interest rates on our existing adjustable-rate loans.

Interest income on securities increased $44,000, or 7.6%, to $622,000 for the three months ended September 30, 2019 from $578,000 for the three months ended September 30, 2018. Interest income on securities increased due to a 37 basis points increase in the average yield on securities to 2.51% for the three months ended September 30, 2019 from 2.14% for the three months ended September 30, 2018. The increase in average yield on securities was partially offset by an $8.6 million decrease in the average balance of securities to $99.3 million for the three months ended September 30,

2019 from $107.8 million for the three months ended September 30, 2018. The increase in average yield was due to increased market rates of interest for certain securities.

Interest income on interest-earning deposits increased $447,000, or 127.4%, to $798,000 for the three months ended September 30, 2019 from $351,000 for the three months ended September 30, 2018. Interest income on interest-earning deposits increased as average balances increased by $55.7 million to $125.2 million for the three months ended September 30, 2019 from $69.5 million for the three months ended September 30, 2018. The increase was also due to a 53 basis points increase in the average yield on interest-earning deposits to 2.55% for the three months ended September 30, 2019 from 2.02% for the three months ended September 30, 2018.

Interest Expense.  Interest expense increased $326,000, or 32.6%, to $1.3 million for the three months ended September 30, 2019 from $1.0 million for the three months ended September 30, 2018 as a result of an increase in interest expense on deposits. The increase primarily reflected a 16 basis points increase in the average cost of interest-bearing liabilities to 0.64% for the three months ended September 30, 2019 from 0.48% for the three months ended September 30, 2018, as well as a $21.4 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $346,000, or 35.3%, to $1.3 million for the three months ended September 30, 2019 from $1.0 million for the three months ended September 30, 2018. Interest expense on interest-bearing deposits increased primarily due to a 16 basis points increase in the average cost on interest-bearing deposits to 0.62% for the three months ended September 30, 2019 from 0.46% for the prior three months and, to a lesser extent, a $3.3 million increase in the average balance of deposits to $825.3 million for the three months ended September 30, 2019 from $822.0 million for the three months ended September 30, 2018. The increase in the average cost of deposits reflected competition from other financial service providers operating in our market.

Net Interest Income.  Net interest income increased $1.3 million, or 10.4%, to $13.3 million for the three months ended September 30, 2019 compared to $12.0 million for the three months ended September 30, 2018.  The increase reflected a $95.9 million increase in the average balance of net interest-earning assets to $458.0 million for the three months ended September 30, 2019 from $362.1 million for the three months ended September 30, 2018, combined with a 1 basis point increase in the net interest rate spread to 3.93% for the three months ended September 30, 2019 from 3.92% for the three months ended September 30, 2018.  The net interest margin increased 10 basis points to 4.15% for the three months ended September 30, 2019 from 4.05% for the three months ended September 30, 2018.

Provision for Loan Losses.  We recorded a provision for loan losses of $16.4 million for the three months ended September 30, 2019 compared to $570,000 for the three months ended September 30, 2018. The increase in the provision was primarily due to a specific provision in the amount of $15.8 million for the three months ended September 30, 2019 related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. Net charge-offs increased to $15.9 million for the three months ended September 30, 2019, compared to $47,000 for the three months ended September 30, 2018.  Net charge-offs for the three months ended September 30, 2019 included the charge-off of the previously noted Mann Entities’ commercial loan relationships. Non-performing assets increased to $14.1 million, or 0.97% of total assets, at September 30, 2019, compared to $9.5 million, or 0.69% of total assets, at September 30, 2018. The allowance for loan losses was $15.0 million, or 1.45% of net loans outstanding, at September 30, 2019 and $14.0 million, or 1.35% of net loans outstanding, at September 30, 2018.

Non-Interest Income.  Non-interest income increased $372,000, or 10.7%, to $3.9 million for the three months ended September 30, 2019 from $3.5 million for the three months ended September 30, 2018.  The increase was primarily due to an increase of $835,000 in bank fees and service charges which was partially offset by a $243,000 decrease in income attributable to our insurance and wealth management services, and by an $82,000 increase in the net loss on equity securities. Bank fees and service charges increased primarily due to commercial loan fees. Our insurance services income for the three months ended September 30, 2019 reflects the impact of the adoption of ASC 606. Net loss on securities during the three months ended September 30, 2019 was due to the mark to market of our equity securities.

Non-Interest Expense.  Non-interest expense increased $8.9 million, or 95.7%, to $18.1 million for the three months ended September 30, 2019 from $9.3 million for the three months ended September 30, 2018.  The $8.6 million increase was primarily the result of the $5.4 million contribution of stock and cash to the Pioneer Bank Charitable

Foundation in conjunction with our minority stock issuance, and a $2.5 million charge based on the net negative deposit balance of the various Mann Entities’ accounts after setoffs. Additionally, professional fees increased $392,000 to $495,000 for the three months ended September 30, 2019 from $103,000 for the three months ended September 30, 2018, mainly due to expenses related to the Mann Entities’ potentially fraudulent activity. The increase in non-interest expense was partially offset by a decrease in FDIC insurance premiums related to Small Bank Assessment Credits.

Income Tax Expense (Benefit). Income tax expense decreased $5.9 million to a $4.7 million benefit for the three months ended September 30, 2019 from a $1.2 million expense for the three months ended September 30, 2018. The income tax benefit was due to our $17.4 million loss before income taxes, which included the tax benefit related to our $5.4 million contribution to the Pioneer Bank Charitable Foundation. Our effective tax rate was 27.0% for the three months ended September 30, 2019 compared to 21.6% for the three months ended September 30, 2018.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-accrual loans include non-accruing troubled debt restructurings of $185,000 at June 30, 2019. There were no non-accruing troubled debt restructurings as of September 30, 2019.

	At	At
	September 30,	June 30,
	2019	2019
	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$6,784	$5,618
Commercial and industrial	264	42
Commercial construction	1,298	1,377
One- to four-family residential real estate	3,816	4,028
Home equity loans and lines of credit	1,588	1,497
Consumer	—	—
Total non-accrual loans	13,750	12,562

Accruing loans past due 90 days or more:
Commercial real estate	58	58
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	226	41
Consumer	10	19
Total accruing loans past due 90 days or more	294	118

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	46	158
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	46	158

Total non-performing assets	$14,090	$12,838

Total accruing troubled debt restructured loans	$—	$—

Total non-performing loans to total loans	1.32%	1.19%
Total non-performing assets to total assets	0.97%	0.87%

During the three months ended September 30, 2019, non-accruing loans increased primarily with respect to one commercial loan relationship totaling $1.6 million, including $1.4 million of real estate secured loans and a $222,000 commercial and industrial loan, offset in part by a $185,000 commercial real estate loan relationship returned to accrual status.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Three Months Ended September 30,
	2019		2018
	(Dollars in thousands)
Allowance at beginning of period	$14,499		$13,510
Provision for loan losses	16,370		570

Charge offs:
Commercial real estate	—		—
Commercial and industrial	15,804		5
Commercial construction	—		—
One- to four-family residential real estate	19		—
Home equity loans and lines of credit	—		—
Consumer	57		48
Total charge-offs	15,880		53

Recoveries:
Commercial real estate	—		—
Commercial and industrial	—		—
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	—		—
Consumer	10		6
Total recoveries	10		6

Net charge-offs	15,870		47

Allowance at end of period	$14,999		$14,033

Allowance to non-performing loans	106.80%		148.09%
Allowance to total loans outstanding at the end of the period	1.45%		1.35%
Net charge-offs to average loans outstanding during the period	6.20	%(1)	0.02	%(1)

(1)	Annualized.

The three months ended September 30, 2019 include a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships in the same period.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2019, we had the ability to borrow up to $481.8 million, of which $257.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2019, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – Potentially Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the first quarter of 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2019, cash and cash equivalents totaled $188.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $91.2 million at September 30, 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2019 totaled $75.5 million, or 6.22%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At September 30, 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The new rule takes effect on January 1, 2020.

As of September 30, 2019, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of September, 30, 2019

Tier 1 (leverage) capital	$169,373	12.15%	$57,169	4.00%	N/A	N/A	$71,461	5.00%
Risk-based capital
Common Tier 1	$169,373	14.81%	$49,799	4.50%	$77,465	7.00%	$71,932	6.50%
Tier 1	$169,373	14.81%	$66,398	6.00%	$94,064	8.50%	$88,531	8.00%
Total	$183,220	16.12%	$88,531	8.00%	$116,197	10.50%	$110,664	10.00%

As of June, 30, 2019

Tier 1 (leverage) capital	$136,879	9.99%	$54,808	4.00%	N/A	N/A	$68,510	5.00%
Risk-based capital
Common Tier 1	$136,879	12.58%	$48,974	4.50%	$76,182	7.00%	$70,741	6.50%
Tier 1	$136,879	12.58%	$65,299	6.00%	$92,507	8.50%	$87,066	8.00%
Total	$150,776	13.85%	$87,066	8.00%	$114,274	10.50%	$108,832	10.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. The financial instruments include commitments to originate loans, unused lines of credit and standby letters of credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.

At September 30, 2019, we had $324.2 million of commitments to originate or purchase loans, comprised of $248.7 million of commitments under commercial loans and lines of credit (including $74.0 million of unadvanced portions of commercial construction loans), $49.5 million of commitments under home equity loans and lines of credit, $17.8 million of commitments to purchase one- to four-family residential real estate loans and $8.2 million of unfunded commitments under consumer lines of credit. In addition, at September 30, 2019, the Company had $33.6 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of September 30, 2019, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a‑15 and 15d‑15(e) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s  rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no changes to the risk factors set forth under 1.A. Risk Factors as set forth in the Company’s annual report on Form 10-K for the year ended June 30, 2019.

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
101

The following materials from Pioneer Bancorp, Inc. Form 10‑Q for the three months ended September  30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Net Worth and Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

December 16, 2019	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

December 16, 2019	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer