Form 10-Q
period 2019-12-31
Pioneer Bancorp, Inc./MD
filed 2020-02-14
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 10, 2020, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2019	2019
Assets
Cash and due from banks	$24,633	$48,385
Federal funds sold	321	2,083
Interest-earning deposits with banks	89,930	179,641
Cash and cash equivalents	114,884	230,109

Securities available for sale, at fair value	87,984	91,735
Securities held to maturity (fair value of $4,190 at December 31, 2019; and $3,887 at June 30, 2019)	4,161	3,873
Equity securities, at fair value	3,900	3,618
Federal Home Loan Bank of New York stock	1,374	924
Net loans receivable	1,079,055	1,053,938
Accrued interest receivable	4,252	4,374
Premises and equipment, net	41,540	41,710
Bank-owned life insurance	17,219	17,834
Goodwill	7,292	7,292
Other intangible assets, net	2,341	2,523
Other assets	27,796	22,062
Total assets	$1,391,798	$1,479,992

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$351,436	$357,523
Interest bearing deposits	788,424	973,795
Total deposits	1,139,860	1,331,318
Mortgagors’ escrow deposits	5,183	6,044
Borrowings from Federal Home Loan Bank of New York	10,000	—
Other liabilities	8,773	7,665
Total liabilities	1,163,816	1,345,027

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2019)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of December 31, 2019)	260	—
Additional paid in capital	114,012	—
Retained earnings	138,124	146,068
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(12,962)	—
Accumulated other comprehensive loss	(11,452)	(11,103)
Total shareholders' equity	227,982	134,965
Total liabilities and shareholders' equity	$1,391,798	$1,479,992

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Interest and dividend income:
Loans	$12,691	$12,400	$25,841	$24,461
Securities	574	691	1,196	1,269
Interest-earning deposits with banks and other	565	236	1,378	602
Total interest and dividend income	13,830	13,327	28,415	26,332

Interest expense:
Deposits	1,276	964	2,603	1,946
Borrowings and other	1	88	1	107
Total interest expense	1,277	1,052	2,604	2,053
Net interest income	12,553	12,275	25,811	24,279
Provision for loan losses	1,520	640	17,890	1,210
Net interest income after provision for loan losses	11,033	11,635	7,921	23,069

Noninterest income:
Bank fees and service charges	2,382	1,941	5,013	3,737
Insurance and wealth management services	2,071	1,685	3,425	3,282
Net gain on equity securities	364	—	282	—
Net gain on available for sale securities transactions	51	—	51	—
Net gain (loss) on disposal of assets	1	(548)	(21)	(548)
Bank-owned life insurance	503	33	527	64
Other	141	(33)	98	34
Total noninterest income	5,513	3,078	9,375	6,569

Noninterest expense:
Salaries and employee benefits	6,576	5,306	12,551	10,991
Net occupancy and equipment	1,615	1,576	3,038	2,933
Data processing	772	758	1,544	1,448
Advertising and marketing	185	242	389	438
FDIC insurance premiums	(125)	159	(128)	355
Contribution to Pioneer Bank Charitable Foundation	—	—	5,446	—
Fraudulent activity	—	—	2,500	—
Professional fees	1,403	84	1,898	188
Other	1,285	1,123	2,598	2,154
Total noninterest expense	11,711	9,248	29,836	18,507
Income (loss) before income taxes	4,835	5,465	(12,540)	11,131
Income tax (benefit) expense	985	665	(3,706)	1,888
Net income (loss)	$3,850	$4,800	$(8,834)	$9,243

Income (Loss) per common share:
Basic	$0.15	—	$(0.35)	—
Diluted	$0.15	—	$(0.35)	—

Weighted average shares outstanding - basic and diluted	24,997,541	—	24,984,812	—

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income (loss)	$3,850	$4,800	$(8,834)	$9,243

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising during the period	64	(1,125)	389	(1,236)
Reclassification adjustment for gains included in net income	(51)	—	(51)	—
	13	(1,125)	338	(1,236)
Tax effect	4	(295)	88	(324)
	9	(830)	250	(912)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—	—	—
	—	—	—	—
Tax effect	—	—	—	—
	—	—	—	—
Total other comprehensive income (loss)	9	(830)	250	(912)
Comprehensive income (loss)	$3,859	$3,970	$(8,584)	$8,331

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET WORTH (unaudited)

(in thousands)

			Accumulated
			Other	Total
		Undivided	Comprehensive	Net
	Surplus	Profits	Loss	Worth

Balance as of June 30, 2018	$10,658	$116,394	$(8,989)	$118,063

Net income	—	4,443	—	4,443
Other comprehensive loss	—	—	(82)	(82)

Balance as of September 30, 2018	$10,658	$120,837	$(9,071)	$122,424

Net income	—	4,800	—	4,800
Other comprehensive loss	—	—	(830)	(830)

Balance as of December 31, 2018	$10,658	$125,637	$(9,901)	$126,394

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

						Accumulated
			Additional		Unallocated	Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of June 30, 2019	—	$—	$—	$146,068	$—	$(11,103)	$134,965

Cumulative effect of change in accounting principle - revenue recognition (1)	—	—	—	291	—	—	291
Cumulative effect of change in accounting principle - equity securities (2)	—	—	—	599	—	(599)	—
Net loss	—	—	—	(12,684)	—	—	(12,684)
Other comprehensive income	—	—	—	—	—	241	241
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—	—	—	(13,644)	—	(13,644)
ESOP shares committed to be released (25,458 shares)	—	—	16	—	341	—	357

Balance as of September 30, 2019	25,977,679	$260	$114,007	$134,274	$(13,303)	$(11,461)	$223,777

Net income	—	—	—	3,850	—	—	3,850
Other comprehensive income	—	—	—	—	—	9	9
ESOP shares committed to be released (25,458 shares)	—	—	5	—	341	—	346

Balance as of December 31, 2019	25,977,679	$260	$114,012	$138,124	$(12,962)	$(11,452)	$227,982

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(8,834)	$9,243
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,452	1,389
Provision for loan losses	17,890	1,210
Net accretion on securities	(229)	(262)
ESOP compensation	703	—
Earnings on bank-owned life insurance	(527)	(64)
Proceeds from sale of loans	—	228
Net loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	21	548
Net gain on equity securities	(282)	—
Net gain on available for sale securities transactions	(51)	—
Deferred tax (benefit) expense	(612)	437
Decrease (increase) in accrued interest receivable	122	(415)
Stock contribution to Pioneer Bank Charitable Foundation	5,196	—
Increase in other assets	(4,979)	(4,942)
Increase in other liabilities	1,108	398
Net cash provided by operating activities	10,978	7,770

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	37,256	25,878
Purchases of securities available for sale	(32,887)	(45,933)
Proceeds from maturities and paydowns of securities held to maturity	3,208	4,312
Purchases of securities held to maturity	(3,496)	(3,290)
Net purchases of FHLBNY stock	(450)	(1,350)
Net increase in loans receivable	(43,106)	(44,455)
Purchases of premises and equipment	(1,100)	(1,264)
Proceeds from sale of premises and equipment, and other real estate owned	138	398
Proceeds from bank-owned life insurance death benefit	1,142	—
Net cash used in investing activities	(39,295)	(65,704)

Cash flows from financing activities:
Net decrease in deposits	(191,457)	(35,303)
Net decrease in mortgagors’ escrow deposits	(861)	(587)
Net increase in borrowings from FHLBNY	10,000	30,000
Issuance of common stock	109,055	—
Purchase of shares by the ESOP	(13,644)	—
Net cash used in financing activities	(86,907)	(5,890)

Net decrease in cash and cash equivalents	(115,224)	(63,824)
Cash and cash equivalents at beginning of period	230,109	120,280
Cash and cash equivalents at end of period	$114,885	$56,456

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,587	$2,027
Income taxes	$1,800	$3,500
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$99	$—

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principals of Consolidation

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank (the “Bank”). The Bank is a New York State chartered savings bank whose wholly owned subsidiaries are Pioneer Commercial Bank, Pioneer Financial Services, Inc., and Anchor Agency, Inc.

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

The interim financial data as of December 31, 2019 and for the three and six months ended December 31, 2019 and 2018, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”).  The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2020 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K for the year ended June 30, 2019.

Mutual Holding Company Reorganization and Minority Stock Issuance

On July 17, 2019, Pioneer Bancorp, Inc. became the holding company of the Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company sold 11,170,402 shares of common stock at a price of $10.00 per share, for net proceeds of $109.1 million, issued 14,287,723 shares to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock and $250,000 in cash to the Pioneer Bank Charitable Foundation. The Company established an ESOP which owns 1,018,325 shares of common stock of the Company. The remaining amount of subscription proceeds received and recorded as a liability on June 30, 2019, was refunded to subscribers. Pioneer Bancorp, MHC now owns 55% of the common stock of the Company.

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

Adoption of Recent Accounting Pronouncements

On July 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2014-09 amending guidance on “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASU’s that modified Topic 606.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU replaces most existing revenue recognition guidance under GAAP.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, which include insurance revenues, wealth management services, service charges on deposits, interchange income, and gains (losses) from the transfer of other real estate owned.  The Company recorded a net increase to beginning retained earnings of $291,000 as of July 1, 2019 due to the cumulative impact of adopting Topic 606, primarily driven by the recognition of insurance commission income. The adoption of Topic 606 did not have a significant impact on the Company’s consolidated financial statements as of and for the three and six-month periods ended December 31, 2019. Refer to Note 10 for additional disclosures required by Topic 606.

On July 1, 2019, the Company adopted ASU 2016-01 amending guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. The Company evaluated its preferred stock holdings and concluded that the preferred stocks are not considered equity securities subject to ASU 2016-01. As of June 30, 2019, the Company had equity investments with a cost of $2.8 million and an estimated fair value of $3.6 million.  On July 1, 2019, the Company recorded a cumulative-effect adjustment to increase retained earnings in the amount of $599,000 representing the unrealized gain, net of tax, on these equity securities.  Changes in fair value during the three and six-months ended December 31, 2019 have been recognized in net income.

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

In June 2016, the FASB issued ASU 2016‑13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016‑13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model

(referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018‑19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016‑13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments Credit Losses clarifying certain amendments to various provisions of ASU No. 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this ASU. At this time, we have not calculated the estimated impact that this ASU will have on our allowance for loan losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. Alternative methodologies are currently being considered. Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740.  This update simplifies and improves accounting for income taxes by eliminating certain exceptions to the general rules and clarifying or amending other current guidance. The scope of FASB ASC Subtopic 740-10, Income Taxes -Overall, has been amended to require that, if a franchise (or similar tax) is partially based on income, (1) deferred tax assets and liabilities should be recognized and accounted for pursuant to FASB ASC 740, as should the amount of current tax expense that is based on income, and (2) any incremental amount incurred should be recorded as a non-income-based tax. Note that under the amended guidance, the effect of potentially paying a non-income-based tax in future years need not be considered in evaluating the realizability of deferred tax assets. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2022. Early adoption is permitted, including adoption in an interim period. If early adoption is elected, all of the amended guidance must be adopted in the same period. If early adoption is initially applied in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period.  The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

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

The $3.75 million closing payment will be adjusted downward if there is (i) any indebtedness outstanding at the closing date or (ii) a shortfall from the target working capital of JFA, determined as of closing. Full payment of each installment payment is contingent upon JFA achieving its target Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as adjusted to reflect the difference, if any, between Anchor Agency, Inc.’s EBITDA and pro-forma EBITDA, for each of the three 12‑month periods immediately following the closing date (each the “performance period”). Each installment payment will be adjusted downward if either: (i) there is a negative difference between JFA’s EBITDA and target EBITDA during the performance period or (ii) JFA experiences a decline in organic revenue by 5% or more for the performance period compared to the prior 12‑month period. Each installment payment, however, is subject to an earn-out adjustment (with no maximum amount) equal to 50% of the positive difference between JFA’s EBITDA and target EBITDA for each performance period so long as JFA meets or exceeds organic revenue growth targets for the applicable performance period.

The transaction is subject to customary closing conditions. The Company currently anticipates that the transaction will be completed after receiving regulatory approval.

3.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$71,799	$133	$(1)	$71,931
Mortgage-backed securities - residential	92	2	—	94
Asset-backed securities	68	52	(2)	118
Collateralized mortgage obligations - residential	478	342	(35)	785
Municipal obligations	9,555	29	—	9,584
Total debt securities	81,992	558	(38)	82,512
Preferred stocks	6,007	47	(582)	5,472
Total available for sale securities	$87,999	$605	$(620)	$87,984

Securities held to maturity:
Municipal obligations	$4,161	$29	$—	$4,190

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$70,706	$164	$(3)	$70,867
Mortgage-backed securities - residential	109	3	—	112
Asset-backed securities	75	55	(2)	128
Collateralized mortgage obligations - residential	525	401	(37)	889
Municipal obligations	14,666	33	—	14,699
Total debt securities	86,081	656	(42)	86,695
Preferred stocks	6,007	52	(1,019)	5,040
Total available for sale securities	$92,088	$708	$(1,061)	$91,735

Securities held to maturity:
Municipal obligations	$3,873	$14	$—	$3,887

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$5,983	$(1)	$—	$—	$5,983	$(1)
Mortgage-backed securities - residential (1)	1	—	—	—	1	—
Asset-backed securities	—	—	5	(2)	5	(2)
Collateralized mortgage obligations - residential	—	—	155	(35)	155	(35)
Preferred stocks	—	—	5,423	(582)	5,423	(582)
	$5,984	$(1)	$5,583	$(619)	$11,567	$(620)

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$4,969	$(1)	$7,988	$(2)	$12,957	$(3)
Mortgage-backed securities - residential (1)	1	—	2	—	3	—
Asset-backed securities	—	—	5	(2)	5	(2)
Collateralized mortgage obligations - residential	15	(9)	160	(28)	175	(37)
Preferred stocks	—	—	4,986	(1,019)	4,986	(1,019)
	$4,985	$(10)	$13,141	$(1,051)	$18,126	$(1,061)

(1)	Unrealized losses on these securities are less than $500.

At December 31, 2019, there were 32 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral. Unrealized losses on two auction rate securities, consisting of U.S. Bancorp and Bank of America preferred stock, are not considered to be other-than-temporary based upon management’s evaluation of the underlying operating results and financial strength of the issuers. The U.S. Bancorp security is investment grade, whereas the Bank of America security, remains non-investment grade as of December 31, 2019. The Bank of America security had a cost basis of $2.2 million and an estimated fair value of $2.1 million, as of December 31, 2019. Management does not have the intent to sell, nor do they believe that they will be required to sell the above mentioned securities in an unrealized loss position before recovery of the amortized cost basis. In management’s opinion, the market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are not other-than-temporary.

At December 31, 2019, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations which were rated less than investment grade for impairment, resulting in no additional impairment charges during the six months ended December 31, 2019. At December 31, 2019, 57 securities with an amortized cost of $0.5 million and remaining par value of $1.9 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2019	$1,477

Reductions for amounts realized for securities transactions	(117)

Balance, December 31, 2019	$1,360

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	December 31, 2019
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$65,455	$65,606
Due after one to five years	15,899	15,909
Mortgage-backed securities - residential	92	94
Asset-backed securities	68	118
Collateralized mortgage obligations - residential	478	785
Preferred stocks	6,007	5,472
	$87,999	$87,984

Securities held to maturity:
Due in one year or less	$3,825	$3,854
Due after one to five years	226	226
Due after five to ten years	110	110
	$4,161	$4,190

There were no sales of securities available for sale for the three and six months ended December 31, 2019 and 2018.

There were no sales of securities held to maturity for the three and six months ended December 31, 2019 and 2018.

At December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of December 31, 2019, and June 30, 2019, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $80.4 million, and $84.9 million, respectively.

4.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	December 31, 2019	June 30, 2019
Commercial:
Real estate	$437,954	$414,375
Commercial and industrial	151,353	183,262
Construction	105,856	85,274
Total commercial	695,163	682,911
Residential mortgages	285,433	281,388
Home equity loans and lines	81,474	80,258
Consumer	30,936	21,482
	1,093,006	1,066,039
Net deferred loan costs	2,542	2,398
Allowance for loan losses	(16,493)	(14,499)
Net loans receivable	$1,079,055	$1,053,938

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended December 31, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,408	$2,379	$850	$362	$14,999
Provisions charged to operations	1,353	73	18	76	1,520
Loans charged off	(1)	—	—	(33)	(34)
Recoveries on loans charged off	—	—	—	8	8
Allowance for loan losses at end of period	$12,760	$2,452	$868	$413	$16,493

	For the Three Months Ended December 31, 2018
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$10,572	$2,489	$763	$209	$14,033
Provisions charged to operations	531	(30)	37	102	640
Loans charged off	(1,041)	—	—	(42)	(1,083)
Recoveries on loans charged off	—	—	—	10	10
Allowance for loan losses at end of period	$10,062	$2,459	$800	$279	$13,600

	For the Six Months Ended December 31, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations (1)	17,508	111	54	217	17,890
Loans charged off (1)	(15,805)	(19)	—	(90)	(15,914)
Recoveries on loans charged off	—	—	1	17	18
Allowance for loan losses at end of period	$12,760	$2,452	$868	$413	$16,493

(1)

The six months ended December 31, 2019 include a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to a business customer and various affiliated entities (collectively, the “Mann Entities”) commercial loan relationships in the same period. The charge-off was recognized in the first quarter of 2020.

	For the Six Months Ended December 31, 2018
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$10,414	$2,166	$770	$160	$13,510
Provisions charged to operations	694	293	30	193	1,210
Loans charged off	(1,046)	—	—	(90)	(1,136)
Recoveries on loans charged off	—	—	—	16	16
Allowance for loan losses at end of period	$10,062	$2,459	$800	$279	$13,600

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	December 31, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$543	$—	$—	$—	$543
Related to loans collectively evaluated for impairment	12,217	2,452	868	413	15,950
Ending balance	$12,760	$2,452	$868	$413	$16,493

Loans:
Individually evaluated for impairment	$6,731	$—	$—	$—	$6,731
Loans collectively evaluated for impairment	688,432	285,433	81,474	30,936	1,086,275
Ending balance	$695,163	$285,433	$81,474	$30,936	$1,093,006

	June 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$426	$—	$—	$—	$426
Related to loans collectively evaluated for impairment	10,631	2,360	813	269	14,073
Ending balance	$11,057	$2,360	$813	$269	$14,499

Loans:
Individually evaluated for impairment	$8,067	$—	$—	$—	$8,067
Loans collectively evaluated for impairment	674,844	281,388	80,258	21,482	1,057,972
Ending balance	$682,911	$281,388	$80,258	$21,482	$1,066,039

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Six Months Ended
	December 31, 2019			December 31, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$2,394	$2,394	$—	$2,344	$220
Commercial and industrial	46	42	—	46	—
Construction	1,298	1,298	—	1,337	—
Subtotal	3,738	3,734	—	3,727	220
With an allowance recorded:
Commercial:
Real estate	1,570	1,544	76	1,595	—
Commercial and industrial	1,456	1,453	467	1,472	46
Subtotal	3,026	2,997	543	3,067	46
Total	$6,764	$6,731	$543	$6,794	$266

				For the Year Ended
	June 30, 2019			June 30, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,593	$5,376	$—	$5,608	$—
Commercial and industrial	59	48	—	59	—
Construction	1,377	1,377	—	1,106	—
Subtotal	7,029	6,801	—	6,773	—

With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	1,266	1,266	426	1,293	95
Subtotal	1,266	1,266	426	1,293	95
Total	$8,295	$8,067	$426	$8,066	$95

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and six months ended December 31, 2019, and the year ended June 30, 2019 was nominal.

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

There were no loans modified as troubled debt restructurings during the three and six months ended December 31, 2019, and 2018, respectively. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to December 31, 2019 and 2018 which have subsequently defaulted during the three and six months ended December 31, 2019 and 2018, respectively.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	December 31,		June 30,
	2019		2019
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$3,451	$56	$5,618	$58
Commercial and industrial	42	17	42	—
Construction	1,298	—	1,377	—
Residential mortgages	4,175	—	4,028	—
Home equity loans and lines	1,700	119	1,497	41
Consumer	218	10	—	19
	$10,884	$202	$12,562	$118

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	December 31, 2019
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$1,305	$563	$2,191	$4,059	$433,895	$437,954
Commercial and industrial	—	5	59	64	151,289	151,353
Construction	—	—	1,298	1,298	104,558	105,856
Residential mortgages	191	1,039	2,945	4,175	281,258	285,433
Home equity loans and lines	525	—	1,513	2,038	79,436	81,474
Consumer	222	3	10	235	30,701	30,936
Total	$2,243	$1,610	$8,016	$11,869	$1,081,137	$1,093,006

	June 30, 2019
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$3	$—	$5,490	$5,493	$408,882	$414,375
Commercial and industrial	—	—	42	42	183,220	183,262
Construction	—	—	1,377	1,377	83,897	85,274
Residential mortgages	156	217	2,699	3,072	278,316	281,388
Home equity loans and lines	476	318	988	1,782	78,476	80,258
Consumer	5	—	19	24	21,458	21,482
Total	$640	$535	$10,615	$11,790	$1,054,249	$1,066,039

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	December 31, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$426,343	$765	$10,846	$—	$437,954
Commercial and industrial	135,993	6,856	8,504	—	151,353
Construction	103,940	—	1,916	—	105,856
	$666,276	$7,621	$21,266	$—	$695,163

	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$406,317	$2,440	$5,618	$—	$414,375
Commercial and industrial	179,099	226	3,937	—	183,262
Construction	83,897	—	1,377	—	85,274
	$669,313	$2,666	$10,932	$—	$682,911

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of December 31, 2019 and June 30, 2019, the Company had pledged $477.5 million and $485.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2019, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $701.8 million, consisting of $350.9 million of interest rate swaps with commercial borrowers and $350.9 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2019, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $515.4 million, consisting of $257.7 million of interest rate swaps with commercial borrowers and $257.7 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statement of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	December 31, 2019
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$15,867	$15,867
Less: master netting arrangements	(659)	(659)
Less: cash collateral applied	—	(14,692)
Net amount	$15,208	$516

	June 30, 2019
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,550	$13,550
Less: master netting arrangements	(88)	(88)
Less: cash collateral applied	—	(13,318)
Net amount	$13,462	$144

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At December 31, 2019, the Company had deposited $14.7 million as collateral for swap agreements with third-party counterparties. At June 30, 2019, the Company had deposited $13.3 million as collateral for swap agreements with third-party counterparties.

6.OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss				Where Net Income is Presented
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$51	$—	$51	$—	Net gain on available for sale securities transactions
Tax expense	(13)	—	(13)	—	Income tax expense
Net of tax	38	—	38	—

Amortization of defined benefit plan items (before tax):
Net actuarial loss	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$38	$—	$38	$—

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Three Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2019:
Accumulated other comprehensive income (loss) as of October 1, 2019	$(20)	(11,441)	$(11,461)
Other comprehensive income (loss) before reclassifications	47	—	47
Amounts reclassified from accumulated other comprehensive income (loss)	(38)	—	(38)
Accumulated other comprehensive income (loss) as of December 31, 2019	$(11)	(11,441)	$(11,452)

2018:
Accumulated other comprehensive income (loss) as of October 1, 2018	$328	(9,399)	$(9,071)
Other comprehensive income (loss) before reclassifications	(830)	—	(830)
Accumulated other comprehensive income (loss) as of December 31, 2018	$(502)	(9,399)	$(9,901)

	For the Six Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2019:
Accumulated other comprehensive income (loss) as of July l, 2019	$338	(11,441)	$(11,103)
Other comprehensive income (loss) before reclassifications	288	—	288
Amounts reclassified from accumulated other comprehensive income (loss)	(38)	—	(38)
Reclassification for change in accounting principle (1)	(599)	—	(599)
Accumulated other comprehensive income (loss) as of December 31, 2019	(11)	(11,441)	(11,452)

2018:
Accumulated other comprehensive income (loss) as of July l, 2018	410	(9,399)	(8,989)
Other comprehensive income (loss) before reclassifications	(912)	—	(912)
Accumulated other comprehensive income (loss) as of December 31, 2018	$(502)	(9,399)	$(9,901)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	December 31,
	2019	2018
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$17	$(295)
Reclassification adjustment for gains included in net income	(13)	—
	4	(295)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$4	$(295)

	For the Six Months Ended
	December 31,
	2019	2018
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$101	$(324)
Reclassification adjustment for gains included in net income	(13)	—
	88	(324)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$88	$(324)

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

Net periodic pension cost included in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$610	$309	$1,126	$619
Interest cost	501	484	984	967
Expected return on plan assets	(924)	(887)	(1,851)	(1,776)
Amortization of net actuarial loss	268	217	540	435
Net periodic pension cost	$455	$123	$799	$245

Contributions

For the three and six months ended December 31, 2019 and December 31, 2018, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Service cost	$9	$7	$18	$14
Interest cost	16	16	32	33
Amortization of net actuarial loss	1	—	2	—
Net periodic post-retirement benefit cost	$26	$23	$52	$47

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2019 was $12.9 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

December 31, 2019
Allocated	—
Committed to be allocated	50,916
Unallocated	967,409
Total Shares	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2019 was $346,000 and $703,000, respectively.

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

	December 31, 2019
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$22,709	$251,292	$274,001
Standby letters of credit	—	32,993	32,993
	$22,709	$284,285	$306,994

	June 30, 2019
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$23,892	$357,223	$381,115
Standby letters of credit	—	33,385	33,385
	$23,892	$390,608	$414,500

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At December 31, 2019, approximately $48.4 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At December 31, 2019, approximately $3.8 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At December 31, 2019 and June 30, 2019, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at December 31, 2019 and June 30, 2019 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At December 31, 2019 and June 30, 2019, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceeding and Other Contingent Liabilities

The Company is involved in various pending and threatened claims and other legal proceedings in the ordinary course of business.  The Company evaluates the possible impact of these matters, taking into consideration the most recent information available.  A loss reserve is established for those matters for which the Company believes a loss is both probable and reasonably estimable.  Once established, the reserve is adjusted as appropriate to reflect any new developments.  Actual losses with respect to any such matter could be significantly more or less than the amount estimated by the Company.  For matters where a loss is not probable, or the amount of loss cannot be reasonably estimated by the Company, no loss reserve is established.

As of December 31, 2019, the Company believes that any liabilities individually or in the aggregate, which may result from the final outcomes of legal proceedings, will not have a material adverse effect on the Company’s consolidated financial statements.  However, legal proceedings are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Company’s results of operations in any future period, depending, in part, upon the size of the loss or liability imposed and the operating results for the period, and could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause the Company to incur additional expenses, which could be significant, and possibly material, to the Company’s results of operations in any future period.

Potentially Fraudulent Activity

As previously disclosed, during first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate both to deposit and lending activity with the Mann Entities.  Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.  The Company is pursuing all available sources of recovery and other means of mitigating the potential loss.

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity is expected to be approximately $19.0 million and with respect to its lending activity with the Mann Entities, the Bank’s potential exposure is expected to be approximately $16.0 million (which represents the Bank’s participation interest in the approximately $36.0 million commercial loan relationships for which the Bank is the originating lender).  In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank recognized a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of 2020, based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank recorded a provision for loan losses in the amount of $15.8 million, in the first fiscal quarter of 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships. No additional charges to non-interest expense or the provision for loan losses were recognized in the second fiscal quarter of 2020 (the quarter ending December 31, 2019) related to the transactions with the Mann Entities.

For the other parties asserting claims against the Company and the Bank, in the second fiscal quarter of 2020, Southwestern Payroll Services, Inc. (“Southwestern”), a payroll company, and National Payment Corp. (“NatPay”), a third-party automated clearing house service provider, filed lawsuits against the Bank seeking recovery of allegedly wrongful seizure and retention of funds related to the Mann Entities.  Subsequent to the end of the second fiscal quarter of 2020, in February 2020, Berkshire Bank and Chemung Canal Trust Company, the participating lenders with the Bank in the Mann Entities commercial loan relationships, filed lawsuits against the Bank seeking recovery of their respective aggregate participation interest and additional damages. See “Litigation” below for additional information regarding these lawsuits.

Litigation

On October 31, 2019, Southwestern filed a complaint against the Company and the Bank (“Pioneer Parties), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decides the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint names several corporate entities affiliated with the Mann Parties as co-defendants and asserts claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint seeks a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings.

On December 10, 2019, NatPay filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. Attached to NatPay’s motion to intervene, is a proposed Complaint, which includes, among other matters, a prayer for relief seeking “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On January 10, 2020, the Pioneer Parties filed their response opposing NatPay’s motion to intervene and since that time, several other motions have been filed by the respective parties.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”), filed a complaint against the Bank in the Supreme Court of the State of New York, in the County of Albany, New York resulting from its participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York, in the County of Albany, New York resulting from its participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages.

The Company and the Bank are defending each of these lawsuits vigorously, and management believes that the Company and the Bank have substantial defenses to the claims that have been asserted. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities. The ultimate outcome of these lawsuits, or any other litigation involving the Company, the Bank or the Pioneer Parties, cannot be predicted with certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities. The Company’s and the Bank’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. These costs, settlements, judgments or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		December 31, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$71,931	$71,931	$—	$—
Mortgage-backed securities - residential	94	—	94	—
Asset-backed securities	118	—	118	—
Collateralized mortgage obligations – residential	785	—	785	—
Municipal obligations	9,584	—	9,584	—
Total debt securities	82,512	71,931	10,581	—
Preferred stocks	5,472	2,152	3,320	—
Total available for sale securities	87,984	74,083	13,901	—
Equity securities	3,900	3,900	—	—
Derivative assets	15,208	—	15,208	—
Total	$107,092	$77,983	$29,109	$—

Liabilities:
Derivative liabilities	$516	$—	$516	$—
Total	$516	$—	$516	$—

		Fair Value Measurements at
		June 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$70,867	$70,867	$—	$—
Mortgage-backed securities - residential	112	—	112	—
Asset-backed securities	128	—	128	—
Collateralized mortgage obligations – residential	889	—	889	—
Municipal obligations	14,699	—	14,699	—
Total debt securities	86,695	70,867	15,828	—
Preferred stocks	5,040	1,970	3,070	—
Total available for sale securities	91,735	72,837	18,898	—
Equity securities	3,618	3,618	—	—
Derivative assets	13,462	—	13,462	—
Total	$108,815	$76,455	$32,360	$—

Liabilities:
Derivative liabilities	$144	$—	$144	$—
Total	$144	$—	$144	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Impaired loans:
Commercial loans	$2,454	$—	$—	$2,160
OREO	99	—	—	99

June 30, 2019
Impaired loans:
Commercial loans	$840	$—	$—	$840
OREO	158	—	—	158

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $3.0 million with a valuation allowance of $542,000 resulting in an estimated fair value of $2.5 million as of December 31, 2019. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.3 million with a valuation allowance of $426,000 resulting in an estimated fair value of $840,000  as of June 30, 2019.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $99,000 at December 31, 2019. There were write-downs of $8,000 for the six months ended December 31, 2019. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $158,000 at June 30, 2019. There were write-downs of $17,000 for the year ended June 30, 2019.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	December 31, 2019
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$114,884	$114,884	$114,884	$—	$—
Securities available for sale	87,984	87,984	74,083	13,901	—
Securities held to maturity	4,161	4,190	—	4,190	—
Equity securities	3,900	3,900	3,900	—	—
Net loans receivable	1,079,055	1,087,625	—	—	1,087,625
FHLBNY stock	1,374	1,374	—	1,374	—
Accrued interest receivable	4,252	4,252	—	4,252	—
Derivatives	15,208	15,208	—	15,208	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,011,303	$1,011,303	$—	$1,011,303	$—
Time deposits	128,557	129,197	—	129,197	—
Mortgagors’ escrow deposits	5,183	5,183	—	5,183	—
FHLB advances	10,000	10,000	—	10,000	—
Accrued interest payable	34	34	—	34	—
Derivatives	516	516	—	516	—

	June 30, 2019
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$230,109	$230,109	$230,109	$—	$—
Securities available for sale	91,735	91,735	72,837	18,898	—
Securities held to maturity	3,873	3,887	—	3,887	—
Equity securities	3,618	3,618	3,618	—	—
Net loans receivable	1,053,938	1,065,328	—	—	1,065,328
FHLBNY stock	924	924	—	924	—
Accrued interest receivable	4,374	4,374	—	4,374	—
Derivatives	13,462	13,462	—	13,462	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,200,753	$1,200,753	$—	$1,200,753	$—
Time deposits	130,565	130,680	—	130,680	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	17	17	—	17	—
Derivatives	144	144	—	144	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended December 31, 2019.

	For the Three Months Ended	For the Six Months Ended
	December 31, 2019	December 31, 2019
	(dollars in thousands)	(dollars in thousands)
Non-interest Income
In scope of "ASC" Topic 606:
Insurance services	$1,357	$2,032
Wealth management services	714	1,393
Service charges on deposit accounts	860	1,776
Card services income	708	1,439
Other	66	130
Non-interest income in scope of "ASC" Topic 606	3,705	6,770

Non-interest income out of scope of "ASC" Topic 606	1,808	2,605

Total non-interest income	$5,513	$9,375

11.EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of December 31, 2019. Earnings per share data is not applicable for the three and six month periods ended December 31, 2018 as the Company had no shares outstanding.

	For the three months ended	For the six months ended
	December 31,	December 31,
	2019	2019
	(Dollars in thousands, expect share and per share amounts)
Net income (loss) applicable to common stock	$3,850	$(8,834)

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	980,138	992,867
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	24,997,541	24,984,812

Income (loss) per common share:
Basic	$0.15	$(0.35)
Diluted	$0.15	$(0.35)

12.SUBSEQUENT EVENTS

Potentially Fraudulent Activity

As previously disclosed, during first fiscal quarter of 2020, the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The Mann Entities, had numerous accounts with the Bank. The transactions in question relate to both deposit and lending activity with the Mann Entities. Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss.

In February 2020, Berkshire Bank and Chemung, the participating lenders with the Bank in the Mann Entities commercial loan relationships, filed lawsuits against the Bank to seek recovery of their respective aggregate participation interest and additional damages. See “Note 8 – Commitments and Contingent Liabilities” for additional information regarding these lawsuits.

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

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising, federal deposit insurance premiums, professional fees and other general and administrative expenses.

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

Professional fees includes legal and other consulting expenses.

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

Recent Developments

Mutual Holding Company Reorganization and Minority Stock Issuance

On July 17, 2019, Pioneer Bancorp, Inc. became the holding company of the Pioneer Bank (the “Bank”) when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company sold 11,170,402 shares of common stock at a price of $10.00 per share, for net proceeds of $109.1 million, issued 14,287,723 shares to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock and $250,000 in cash to the Pioneer Bank Charitable Foundation.  The Company recognized a charge to non-interest expense in the amount of $5.4 million, in the first quarter of 2020, related to the contribution to the Pioneer Bank Charitable Foundation.  The Company established an ESOP which owns 1,018,325 shares of the Company. The remaining amount of subscription proceeds received and recorded as a liability on June 30, 2019, was refunded to subscribers. Pioneer Bancorp, MHC now owns 55% of the common stock of the Company.

Potentially Fraudulent Activity

As previously disclosed, during first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate both to deposit and lending activity with the Mann Entities.  Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.  The Company is pursuing all available sources of recovery and other means of mitigating the potential loss.

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity is expected to be approximately $19.0 million and with respect to its lending activity with the Mann Entities, the Bank’s potential exposure is expected to be approximately $16.0 million (which represents the Bank’s participation interest in the approximately $36.0 million commercial loan relationships for which the Bank is the originating lender).  In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank recognized a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of 2020, based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank recorded a provision for loan losses in the amount of $15.8 million, in the first fiscal quarter of 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships. No additional charges to non-interest expense or the provision for loan losses were recognized in the second fiscal quarter of 2020 (the quarter ending December 31, 2019) related to the transactions with the Mann Entities.

For the other parties asserting claims against the Company and the Bank, in the second fiscal quarter of 2020, Southwestern Payroll Services, Inc. (“Southwestern”), a payroll company, and National Payment Corp. (“NatPay”), a third-party automated clearing house service provider, filed lawsuits against the Bank seeking recovery of allegedly wrongful seizure and retention of funds related to the Mann Entities.  Subsequent to the end of the second fiscal quarter of 2020, in February 2020, Berkshire Bank and Chemung Canal Trust Company, the participating lenders with the Bank in the Mann Entities commercial loan relationships, filed lawsuits against the Bank seeking recovery of their respective aggregate participation interest and additional damages. See, Part II, Item 1 – Legal Proceedings below.

The Company and the Bank are defending each of these lawsuits vigorously, and management believes that the Company and the Bank have substantial defenses to the claims that have been asserted. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities. The ultimate outcome of these lawsuits, or any other litigation involving the Company, the Bank or the Pioneer Parties, cannot be predicted with certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities. The Company’s and the Bank’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. These costs, settlements, judgments or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The $3.75 million closing payment will be adjusted downward if there is (i) any indebtedness outstanding at the closing date or (ii) a shortfall from the target working capital of JFA, determined as of closing. Full payment of each installment payment is contingent upon JFA achieving its target Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as adjusted to reflect the difference, if any, between Anchor Agency, Inc.’s EBITDA and pro-forma EBITDA, for each of the three 12‑month periods immediately following the closing date (each the “performance period”). Each installment payment will be adjusted downward if either: (i) there is a negative difference between JFA’s EBITDA and target EBITDA during the performance period or (ii) JFA experiences a decline in organic revenue by 5% or more for the performance period compared to the prior 12‑month period. Each installment payment, however, is subject to an earn-out adjustment (with no maximum amount) equal to 50% of the positive difference between JFA’s EBITDA and target EBITDA for each performance period so long as JFA meets or exceeds organic revenue growth targets for the applicable performance period.

The transaction is subject to customary closing conditions. The Company currently anticipates that the transaction will be completed after receiving regulatory approval.

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At December 31, 2019, no valuation allowance was required.

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

	For the Three Months Ended December 31,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)
Interest-earning assets:	(Dollars in thousands)
Loans	$1,072,962	$12,691	4.78%	$1,029,433	$12,400	4.86%
Securities	97,476	574	2.36%	116,540	691	2.37%
Interest-earning deposits	111,807	550	1.97%	46,750	221	1.89%
Other	929	15	6.56%	1,348	15	4.49%
Total interest-earning assets	1,283,174	13,830	4.34%	1,194,071	13,327	4.50%
Non-interest-earning assets	128,875			114,076
Total assets	$1,412,049			$1,308,147

Interest-bearing liabilities:
Demand deposits	$96,894	$83	0.34%	$101,087	$84	0.33%
Savings deposits	235,202	31	0.05%	242,747	31	0.05%
Money market deposits	347,201	537	0.62%	323,355	381	0.47%
Certificates of deposit	130,408	603	1.85%	125,232	450	1.43%
Total interest-bearing deposits	809,705	1,254	0.62%	792,421	946	0.47%
Borrowings	109	1	3.69%	10,326	69	2.68%
Other	4,841	22	1.82%	6,574	37	2.25%
Total interest-bearing liabilities	814,655	1,277	0.62%	809,321	1,052	0.52%
Non-interest-bearing liabilities	372,317			373,749
Total liabilities	1,186,972			1,183,070
Total shareholders' equity	225,077			125,077
Total liabilities and shareholders' equity	$1,412,049			$1,308,147
Net interest income		$12,553			$12,275
Net interest rate spread (1)			3.72%			3.99%
Net interest-earning assets (2)	$468,519			$384,750
Net interest margin (3)			3.94%			4.14%
Average interest-earning assets to interest-bearing liabilities	157.51%			147.54%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended December 31,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)
Interest-earning assets:	(Dollars in thousands)
Loans	$1,067,795	$25,841	4.86%	$1,022,324	$24,461	4.80%
Securities	98,365	1,196	2.43%	112,174	1,269	2.26%
Interest-earning deposits	118,507	1,349	2.27%	58,104	572	1.96%
Other	927	29	6.30%	1,116	30	5.40%
Total interest-earning assets	1,285,594	28,415	4.43%	1,193,718	26,332	4.42%
Non-interest-earning assets	134,458			112,071
Total assets	$1,420,052			$1,305,789

Interest-bearing liabilities:
Demand deposits	$97,749	$173	0.35%	$104,775	$165	0.31%
Savings deposits	239,084	64	0.05%	244,304	63	0.05%
Money market deposits	350,534	1,135	0.64%	331,041	780	0.47%
Certificates of deposit	130,140	1,177	1.80%	127,002	895	1.40%
Total interest-bearing deposits	817,507	2,549	0.62%	807,122	1,903	0.47%
Borrowings	71	1	2.81%	5,163	69	2.67%
Other	4,744	54	2.27%	7,904	81	2.04%
Total interest-bearing liabilities	822,322	2,604	0.63%	820,189	2,053	0.49%
Non-interest-bearing liabilities	377,299			362,746
Total liabilities	1,199,621			1,182,935
Total shareholders' equity	220,431			122,852
Total liabilities and shareholders' equity	$1,420,052			$1,305,787
Net interest income		$25,811			$24,279
Net interest rate spread (1)			3.80%			3.93%
Net interest-earning assets (2)	$463,272			$373,529
Net interest margin (3)			4.02%			4.07%
Average interest-earning assets to interest-bearing liabilities	156.34%			145.54%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2019 vs. 2018			2019 vs. 2018
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:	(Dollars in thousands)
Loans	$844	$(553)	$291	$1,095	$285	$1,380
Securities	(112)	(5)	(117)	(164)	91	(73)
Interest-earning deposits	320	9	329	675	102	777
Other	(11)	11	—	(6)	5	(1)
Total interest-earning assets	1,041	(538)	503	1,600	483	2,083

Interest-bearing liabilities:
Demand deposits	(7)	6	(1)	(12)	20	8
Savings deposits	(2)	2	—	(1)	2	1
Money market deposits	30	126	156	48	307	355
Certificates of deposit	19	134	153	23	259	282
Total interest-bearing deposits	40	268	308	58	588	646
Borrowings	(125)	57	(68)	(72)	4	(68)
Other	(8)	(7)	(15)	(35)	8	(27)
Total interest-bearing liabilities	(93)	318	225	(49)	600	551
Change in net interest income	$1,134	$(856)	$278	$1,649	$(117)	$1,532

Comparison of Financial Condition at December 31, 2019 and June 30, 2019

Total Assets. Total assets decreased $88.2 million, or 6.0%, to $1.39 billion at December 31, 2019 from $1.48 billion at June 30, 2019. The decrease was due primarily to a decrease of $115.2 million, or 50.1% in cash and cash equivalents, partially offset by an increase of $25.1 million, or 2.4%, in net loans receivable and an increase of $5.7 million, or 26.0%, in other assets.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $115.2 million, or 50.1%, to $114.9 million at December 31, 2019 from $230.1 million at June 30, 2019. This decrease resulted from cash used in financing activities of $86.9 million which included $38.8 million of deposits returned as a result of unfilled stock subscriptions related to the completion of our mutual holding company reorganization and minority stock issuance in July 2019, as well as, from an increase in net loans receivable of $25.1 million or 2.4% for the six months ended December 31, 2019.

Securities Available for Sale. Total securities available for sale decreased $3.8 million, or 4.1%, to $88.0 million at December 31, 2019 from $91.7 million at June 30, 2019. The decrease was primarily due to maturities of municipal obligations during the period, partially offset by additional purchases of U.S. Government obligations.

Securities Held to Maturity. Total securities held to maturity increased $288,000, or 7.4%, to $4.2 million at December 31, 2019 from $3.9 million at June 30, 2019 as purchases during the six months ended December 31, 2019 exceeded maturities and principal reductions.

Net Loans. Net loans of $1.08 billion at December 31, 2019 increased $25.1 million or 2.4% from $1.05 billion at June 30, 2019. By loan category, commercial real estate loans increased by $23.6 million, or 5.7% to $438.0 million at December 31, 2019 from $414.4 million at June 30, 2019; commercial construction loans increased by $20.5 million, or 24.1% to $105.9 million at December 31, 2019 from $85.2 million at June 30, 2019 and consumer loans increased by $9.5 million or 44.0% to $30.9 million at December 31, 2019 from $21.5 million at June 30, 2019. In addition, one-to four-

family residential real estate loans increased $4.0 million, or 1.4%, to $285.4 million at December 31, 2019 from $281.4 million at June 30, 2019 and home equity loans increased $1.2 million, or 1.5%, to $81.5 million at December 31, 2019 from $80.3 million at June 30, 2019. These increases were somewhat offset by a decrease in commercial and industrial loans of $31.9 million, or 17.4%, to $151.4 million at December 31, 2019 from $183.3 million at June 30, 2019. The increase in commercial real estate loans was related to the funding of multiple relatively large loan commitments during the six month period which are secured by seasoned properties inside of our market area. The increase in commercial construction loans was related to funding of loan commitments during the period. The increase in consumer loans reflected an increase in personal loans to the owners of certain commercial businesses. The decrease in commercial and industrial loans was primarily due to loan charge-offs related to the Mann Entities’ commercial loan relationships of $15.8 million during the period, as well as, seasonal balance declines relating to several commercial and industrial loan relationships and, to a lesser extent, payoffs of commercial and industrial loans during the six month period.

Deposits. Total deposits decreased $191.5 million, or 14.4%, to $1.14 billion at December 31, 2019 from $1.33 billion at June 30, 2019. The decrease in deposits reflected a decrease in interest-bearing demand accounts of $129.0 million, or 58.5%, to $91.5 million at December 31, 2019 from $220.5 million at June 30, 2019, a decrease in money market accounts of $39.4 million, or 10.6%, to $332.4 million at December 31, 2019 from $371.8 million at June 30, 2019, a decrease in savings accounts of $15.1 million, or 6.0%, to $235.7 million at December 31, 2019 from $250.9 million at June 30, 2019, a decrease in non-interest bearing demand accounts of $6.1 million, or 1.7%, to $351.4 million at December 31, 2019 from $357.5 million at June 30, 2019 and a decrease in certificates of deposit of $1.8 million or 1.4% to $128.8 million at December 31, 2019 from $129.1 million at June 30, 2019.  The decrease in interest-bearing demand accounts, savings accounts and money market accounts was primarily due to stock subscription orders from our minority stock offering being fulfilled or returned to subscribers.

Borrowings. Borrowings from the Federal Home Loan Bank of New York increased to $10.0 million at December 31, 2019 from none at June 30, 2019. The increase was due to new short-term borrowings taken to offset the expected seasonal decrease in municipal deposits.

Total Shareholders’ Equity. Total shareholders’ equity increased $93.0 million, or 65.8%, to $228.0 million at December 31, 2019 from $135.0 million at June 30, 2019. The increase was primarily due to the completion of our minority stock issuance which resulted in $109.1 million in net proceeds to the Company. The increase was partially offset by the net loss of $8.8 million during the six months ended December 31, 2019 and the unallocated common stock held by the ESOP of $13.0 million.

Comparison of Operating Results for the Three Months Ended December 31, 2019 and December 31, 2018

General.  Net income decreased by $951,000 to $3.9 million for the three months ended December 31, 2019 from $4.8 million for the three months ended December 31, 2018.  The decrease was primarily due to an $880,000 increase in the provision for loan losses, a $2.5 million increase in non-interest expense, and a $320,000 increase in income tax expense, partially offset by a $2.4 million increase in non-interest income and a $287,000 increase in net interest income.

Interest and Dividend Income.  Interest and dividend income increased $503,000, or 3.8%, to $13.8 million for the three months ended December 31, 2019, from $13.3 million for the three months ended December 31, 2018 primarily due to increases in interest income on loans and interest-earning deposits, offset by a decrease in interest income on securities. The increase reflected an $89.1 million increase in the average balance of interest-earning assets offset by a 16 basis points decrease in the average yield on interest-earning assets to 4.34% for the three months ended December 31, 2019, from 4.50% for the three months ended December 31, 2018.

Interest income on loans increased $291,000, or 2.3%, to $12.7 million for the three months ended December 31, 2019 from $12.4 million for the three months ended December 31, 2018. Interest income on loans increased primarily due to a $43.5 million increase in the average balance of loans to $1.1 billion for the three months ended December 31, 2019 from $1.0 billion for the three months ended December 31, 2018 offset by an eight basis points decrease in the average yield on loans to 4.78% for the three months ended December 31, 2019 from 4.86% for the three months ended December 31, 2018.  The increase in the average balance of loans was due to our continued effort to increase our commercial loan portfolio, while the decrease in the average yield on loans was due to both our originating new loans at lower interest rates combined with the downward adjustment of interest rates on our existing adjustable-rate loans.

Interest income on securities decreased $117,000, or 16.9%, to $574,000 for the three months ended December 31, 2019 from $691,000 for the three months ended December 31, 2018. Interest income on securities decreased due to a one basis point decrease in the average yield on securities to 2.36% for the three months ended December 31, 2019 from 2.37% for the three months ended December 31, 2018 as well as a $19.0 million decrease in the average balance of securities to $97.5 million for the three months ended December 31, 2019 from $116.5 million for the three months ended December 31, 2018. The decrease in average yield was due to decreased market rates of interest for certain securities and the decrease in average balance was due to scheduled U.S. Treasury and municipal obligation maturities.

Interest income on interest-earning deposits increased $329,000, or 148.9%, to $550,000 for the three months ended December 31, 2019 from $221,000 for the three months ended December 31, 2018. Interest income on interest-earning deposits increased as average balances increased by $65.0 million to $111.8 million for the three months ended December 31, 2019 from $46.8 million for the three months ended December 31, 2018. The increase was also due to an eight basis points increase in the average yield on interest-earning deposits to 1.97% for the three months ended December 31, 2019 from 1.89% for the three months ended December 31, 2018.

Interest Expense.  Interest expense increased $225,000, or 21.4%, to $1.3 million for the three months ended December 31, 2019 from $1.1 million for the three months ended December 31, 2018 as a result of an increase in interest expense on deposits. The increase primarily reflected a 10 basis points increase in the average cost of interest-bearing liabilities to 0.62% for the three months ended December 31, 2019 from 0.52% for the three months ended December 31, 2018, as well as a $5.4 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $308,000, or 32.6%, to $1.3 million for the three months ended December 31, 2019 from $1.0 million for the three months ended December 31, 2018. Interest expense on interest-bearing deposits increased primarily due to a 15 basis points increase in the average cost on interest-bearing deposits to 0.62% for the three months ended December 31, 2019 from 0.47% for the prior three months, as well as a $17.3 million increase in the average balance of deposits to $809.7 million for the three months ended December 31, 2019 from $792.4 million for the three months ended December 31, 2018. The increase in the average cost of deposits reflected competition from other financial service providers operating in our market.

Interest expense on Federal Home Loan Bank borrowings decreased $68,000 to $1,000 for the three months ended December 31, 2019 compared to the prior year period. The decrease was due primarily to a $10.2 million decrease in the average balance of Federal Home Loan Bank of New York advances to $109,000 for the three months ended December 31, 2019 from $10.3 million for the three months ended December 31, 2018, offset by a 101 basis points increase in the average cost of Federal Home Loan Bank of New York advances to 3.69% for the three months ended December 31, 2019 from 2.68% for the three months ended December 31, 2018. During the three-month period ended December 31, 2018, we increased the amount of our Federal Home Loan Bank of New York borrowings in order to increase our short-term liquidity due to a seasonal decrease in municipal deposits.

Net Interest Income.  Net interest income increased $278,000, or 2.3%, to $12.6 million for the three months ended December 31, 2019 compared to $12.3 million for the three months ended December 31, 2018.  The increase reflected an $83.7 million increase in the average balance of net interest-earning assets to $468.5 million for the three months ended December 31, 2019 from $384.8 million for the three months ended December 31, 2018, offset by a 27 basis points decrease in the net interest rate spread to 3.72% for the three months ended December 31, 2019 from 3.99% for the three months ended December 31, 2018.  The net interest margin decreased 20 basis points to 3.94% for the three months ended December 31, 2019 from 4.14% for the three months ended December 31, 2018.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.5 million for the three months ended December 31, 2019 compared to $640,000 for the three months ended December 31, 2018. The increase in the provision was primarily due to an increase in general provisions to account for loan growth and trends identified within the commercial loan portfolio. Net charge-offs decreased to $26,000 for the three months ended December 31, 2019, compared to $1.1 million for the three months ended December 31, 2018.  Net charge-offs for the three months ended December 31, 2018 included the partial charge-offs of two borrower relationships totaling $1.0 million consisting of commercial and industrial loans. Non-performing assets decreased to $11.2 million, or 0.80% of total assets, at December 31, 2019, compared to $12.8 million, or 0.87% of total assets, at June 30, 2019. The allowance for loan losses was $16.5 million, or 1.51% of net loans outstanding, at December 31, 2019 and $13.6 million, or 1.31% of net loans outstanding, at December 31, 2018.

Non-Interest Income.  Non-interest income increased $2.4 million, or 79.1%, to $5.5 million for the three months ended December 31, 2019 from $3.1 million for the three months ended December 31, 2018.  The increase was primarily due to an increase of $441,000 in bank fees and service charges, a $386,000 increase in income attributable to our insurance and wealth management services, a $364,000 increase in the net gain on equity securities, a $530,000 decrease in the loss on the disposal of assets, and a $470,000 increase in bank-owned life insurance. Bank fees and service charges increased primarily due to commercial loan fees. Our insurance services income for the three months ended December 31, 2019 continues to reflect the impact of the adoption of the new revenue recognition accounting standards (refer to the Unaudited Consolidated Financial Statements - Note 10 for additional information). Net gain on equity securities during the three months ended December 31, 2019 was due to the mark to market of our equity securities.  The loss on disposal of assets for the three month period ended December 31, 2018 was primarily the result of the sale of a branch location. The increase in bank-owned life insurance is primarily due to proceeds from a death benefit during the three months ended December 31, 2019.

Non-Interest Expense.  Non-interest expense increased $2.5 million, or 26.6%, to $11.7 million for the three months ended December 31, 2019 from $9.2 million for the three months ended December 31, 2018.  The $2.5 million increase was primarily due to an increase in salaries and benefits expense of $1.3 million, and an increase in professional fees of $1.3 million.  Salaries and benefits expense increased due to annual merit increases and ESOP expenses.  Professional fees increased mainly due to expenses related to the Mann Entities’ potentially fraudulent activity. The increase in non-interest expense was partially offset by a decrease in FDIC insurance premiums related to Small Bank Assessment Credits.

Income Tax Expense. Income tax expense increased $320,000 to $985,000 for the three months ended December 31, 2019 from $665,000 for the three months ended December 31, 2018. Our effective tax rate was 20.4% for the three months ended December 31, 2019 compared to 12.2% for the three months ended December 31, 2018.  Income tax expense for the three months ended December 31, 2018 reflected a $580,000 tax benefit related to the final evaluation of our net deferred tax asset in connection with the rate reduction resulting from the Tax Cuts and Jobs Act.

Comparison of Operating Results for the Six Months Ended December 31, 2019 and December 31, 2018

General.  Net income decreased by $18.1 million to an $8.8 million net loss for the six months ended December 31, 2019 from $9.2 million in net income for the six months ended December 31, 2018.  The decrease was primarily due to a $16.7 million increase in the provision for loan losses and an $11.3 million increase in non-interest expense, partially offset by a $1.5 million increase in net interest income,  a $2.8 million increase in non-interest income, and a $5.6 million decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $2.1 million, or 7.9%, to $28.4 million for the six months ended December 31, 2019, from $26.3 million for the six months ended December 31, 2018 primarily due to increases in interest income on loans and interest-earning deposits, offset by a decrease in interest income on securities. The increase reflected a $91.9 million increase in the average balance of interest-earning assets and a one basis point increase in the average yield on interest-earning assets to 4.43% for the six months ended December 31, 2019, from 4.42% for the six months ended December 31, 2018.

Interest income on loans increased $1.3 million, or 5.6%, to $25.8 million for the six months ended December 31, 2019 from $24.5 million for the six months ended December 31, 2018. Interest income on loans increased primarily due to a six basis points increase in the average yield on loans to 4.86% for the six months ended December 31, 2019 from 4.80% for the six months ended December 31, 2018 as well as a $45.5 million increase in the average balance of loans to $1.1 billion for the six months ended December 31, 2019 from $1.0 billion for the six months ended December

31, 2018.  The increase in the average balance of loans was due to our continued effort to increase our commercial loan portfolio, while the modest increase in the average yield on loans was primarily due to loan mix.

Interest income on securities decreased $73,000, or 5.8%, to $1.2 million for the six months ended December 31, 2019 from $1.3 million for the six months ended December 31, 2018. Interest income on securities decreased due to a $13.8 million decrease in the average balance of securities to $98.4 million for the six months ended December 31, 2019 from $112.2 million for the six months ended December 31, 2018. The decrease in average balance of securities was partially offset by a 17 basis points increase in the average yield on securities to 2.43% for the six months ended December 31, 2019 from 2.26% for the six months ended December 31, 2018. The increase in average yield was due to increased market rates of interest for certain securities and the decrease in average balance was due to scheduled U.S. Treasury and municipal obligation maturities.

Interest income on interest-earning deposits increased $777,000, or 135.8%, to $1.3 million for the six months ended December 31, 2019 from $572,000 for the six months ended December 31, 2018. Interest income on interest-earning deposits increased as average balances increased by $60.4 million to $118.5 million for the six months ended December 31, 2019 from $58.1 million for the six months ended December 31, 2018. The increase was also due to a 31 basis points increase in the average yield on interest-earning deposits to 2.27% for the six months ended December 31, 2019 from 1.96% for the six months ended December 31, 2018.

Interest Expense.  Interest expense increased $551,000, or 26.8%, to $2.6 million for the six months ended December 31, 2019 from $2.1 million for the six months ended December 31, 2018 as a result of an increase in interest expense on deposits. The increase primarily reflected a 14 basis points increase in the average cost of interest-bearing liabilities to 0.63% for the six months ended December 31, 2019 from 0.49% for the six months ended December 31, 2018, as well as a $2.1 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $646,000, or 33.9%, to $2.5 million for the six months ended December 31, 2019 from $1.9 million for the six months ended December 31, 2018. Interest expense on interest-bearing deposits increased primarily due to a 15 basis points increase in the average cost on interest-bearing deposits to 0.62% for the six months ended December 31, 2019 from 0.47% for the prior six months as well as a $10.4 million increase in the average balance of deposits to $817.5 million for the six months ended December 31, 2019 from $807.1 million for the six months ended December 31, 2018. The increase in the average cost of deposits reflected competition from other financial service providers operating in our market.

Interest expense on Federal Home Loan Bank borrowings decreased $68,000 to $1,000 for the six months ended December 31, 2019 compared to the prior year period. The decrease was due primarily to a $5.1 million decrease in the average balance of Federal Home Loan Bank of New York advances to $71,000 for the six months ended December 31, 2019 from $5.2 million for the six months ended December 31, 2018, offset by a 14 basis points increase in the average cost of Federal Home Loan Bank of New York advances to 2.81% for the six months ended December 31, 2019 from 2.67% for the six months ended December 31, 2018. Toward the end of the six-month period ended December 31, 2018, we increased the amount of our Federal Home Loan Bank of New York borrowings in order to increase our short-term liquidity due to a seasonal decrease in municipal deposits

Net Interest Income.  Net interest income increased $1.5 million, or 6.3%, to $25.8 million for the six months ended December 31, 2019 compared to $24.3 million for the six months ended December 31, 2018.  The increase reflected an $89.8 million increase in the average balance of net interest-earning assets to $463.3 million for the six months ended December 31, 2019 from $373.5 million for the six months ended December 31, 2018, offset by a 13 basis points decrease in the net interest rate spread to 3.80% for the six months ended December 31, 2019 from 3.93% for the six months ended December 31, 2018.  The net interest margin decreased five basis points to 4.02% for the six months ended December 31, 2019 from 4.07% for the six months ended December 31, 2018.

Provision for Loan Losses.  We recorded provisions for loan losses of $17.9 million for the six months ended December 31, 2019 compared to $1.2 million for the six months ended December 31, 2018. The increase in the provision was primarily due to a specific provision in the amount of $15.8 million for the six months ended December 31, 2019 related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’

commercial loan relationships. Net charge-offs increased to $15.9 million for the six months ended December 31, 2019, compared to $1.1 million for the six months ended December 31, 2018.  Non-performing assets decreased to $11.2 million, or 0.80% of total assets, at December 31, 2019, compared to $12.8 million, or 0.87% of total assets, at June 30, 2019. The allowance for loan losses was $16.5 million, or 1.51% of net loans outstanding, at December 31, 2019 and $13.6 million, or 1.31% of net loans outstanding, at December 31, 2018.

Non-Interest Income.  Non-interest income increased $2.8 million, or 42.7%, to $9.4 million for the six months ended December 31, 2019 from $6.6 million for the six months ended December 31, 2018.  The increase was primarily due to an increase of $1.3 million in bank fees and service charges, a $143,000 increase in income attributable to our insurance and wealth management services, a $282,000 increase in the net gain on equity securities, a $530,000 decrease in the loss on the disposal of assets, and a $463,000 increase in Bank-owned life insurance. Bank fees and service charges increased primarily due to commercial loan fees. Our insurance services income for the six months ended December 31, 2019 continues to reflect the impact of the adoption of the new revenue recognition accounting standards (refer to the Unaudited Consolidated Financial Statements - Note 10 for additional information). Net gain on equity securities during the six months ended December 31, 2019 was due to the mark to market of our equity securities.  The loss on disposal of assets for the six month period ended December 31, 2018 was primarily the result of the sale of a branch location. The increase in bank-owned life insurance is primarily due to proceeds from a death benefit during the six months ended December 31, 2019.

Non-Interest Expense.  Non-interest expense increased $11.3 million, or 61.2%, to $29.8 million for the six months ended December 31, 2019 from $18.5 million for the six months ended December 31, 2018.  The $11.3 million increase was primarily the result of the $5.4 million contribution of stock and cash to the Pioneer Bank Charitable Foundation in conjunction with our minority stock issuance, and a $2.5 million charge based on the net negative deposit balance of the various Mann Entities’ accounts after setoffs. Salaries and benefits expense increased $1.6 million due to annual merit increases and ESOP expenses. Additionally, professional fees increased $1.7 million to $1.9 million for the six months ended December 31, 2019 from $188,000 for the six months ended December 31, 2018, mainly due to expenses related to the Mann Entities’ potentially fraudulent activity. The increase in non-interest expense was partially offset by a decrease in FDIC insurance premiums related to Small Bank Assessment Credits.

Income Tax Expense (Benefit). Income tax expense decreased $5.6 million to a $3.7 million benefit for the six months ended December 31, 2019 from a $1.9 million expense for the six months ended December 31, 2018. The income tax benefit was due to our $12.5 million loss before income taxes, which included the tax benefit related to our $5.4 million contribution to the Pioneer Bank Charitable Foundation. Income tax expense for the six months ended December 31, 2018 reflected a $580,000 tax benefit related to the final evaluation of our net deferred tax asset in connection with the rate reduction resulting from the Tax Cuts and Jobs Act. Our effective tax rate was 29.6% for the six months ended December 31, 2019 compared to 21.6% for the six months ended December 31, 2018.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-accrual loans include non-accruing troubled debt restructurings of $185,000 at June 30, 2019. There were no non-accruing troubled debt restructurings as of December 31, 2019.

	At	At
	December 31,	June 30,
	2019	2019
	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,451	$5,618
Commercial and industrial	42	42
Commercial construction	1,298	1,377
One- to four-family residential real estate	4,175	4,028
Home equity loans and lines of credit	1,700	1,497
Consumer	218	—
Total non-accrual loans	10,884	12,562

Accruing loans past due 90 days or more:
Commercial real estate	56	58
Commercial and industrial	17	—
Commercial construction	—	—
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	119	41
Consumer	10	19
Total accruing loans past due 90 days or more	202	118

Real estate owned:
Commercial real estate	99	—
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	—	158
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	99	158

Total non-performing assets	$11,185	$12,838

Total accruing troubled debt restructured loans	$488	$—

Total non-performing loans to total loans	1.01%	1.19%
Total non-performing assets to total assets	0.80%	0.87%

During the six months ended December 31, 2019, non-accruing loans decreased primarily with respect to one non-accruing commercial real estate loan totaling $3.2 million which paid off,  partially offset by the addition of one non-accrual commercial real estate loan relationship totaling $1.3 million at December 31, 2019.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Six Months Ended December 31,
	2019		2018
	(Dollars in thousands)
Allowance at beginning of period	$14,499		$13,510
Provision for loan losses	17,890		1,210

Charge offs:
Commercial real estate	1		—
Commercial and industrial	15,804		1,046
Commercial construction	—		—
One- to four-family residential real estate	19		—
Home equity loans and lines of credit	—		—
Consumer	90		90
Total charge-offs	15,914		1,136

Recoveries:
Commercial real estate	—		—
Commercial and industrial	—		—
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	1		—
Consumer	17		16
Total recoveries	18		16

Net charge-offs	15,896		1,120

Allowance at end of period	$16,493		$13,600

Allowance to non-performing loans	148.77%		115.83%
Allowance to total loans outstanding at the end of the period	1.51%		1.31%
Net charge-offs to average loans outstanding during the period	2.98	%(1)	0.22	%(1)

(1)	Annualized.

The six months ended December 31, 2019 include a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships in the same period.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2019, we had the ability to borrow up to $398.9 million, of which $201.5 million was utilized as collateral for letters of credit issued to secure municipal deposits and $10.0 million was advanced. At December 31, 2019, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – Potentially Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the second quarter of fiscal 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2019.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2019, cash and cash equivalents totaled $114.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $88.0 million at December 31, 2019.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2019 totaled $82.8 million, or 7.23%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At December 31, 2019, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

The Bank and Pioneer Commercial Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Basel III transitional rules became effective for the Bank and Pioneer Commercial Bank on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by

January 1, 2019. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios in order to avoid limitations on distributions and certain discretionary bonus payments to executive officers. The required capital conservation buffer is 2.50% for 2019.

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

As of December  31, 2019, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of December 31, 2019

Tier 1 (leverage) capital	$173,493	12.36%	$56,168	4.00%	N/A	N/A	$70,210	5.00%
Risk-based capital
Common Tier 1	$173,493	15.59%	$50,082	4.50%	$77,906	7.00%	$72,341	6.50%
Tier 1	$173,493	15.59%	$66,776	6.00%	$94,600	8.50%	$89,035	8.00%
Total	$187,437	16.84%	$89,035	8.00%	$116,859	10.50%	$111,294	10.00%

As of June 30, 2019

Tier 1 (leverage) capital	$136,879	9.99%	$54,808	4.00%	N/A	N/A	$68,510	5.00%
Risk-based capital
Common Tier 1	$136,879	12.58%	$48,974	4.50%	$76,182	7.00%	$70,741	6.50%
Tier 1	$136,879	12.58%	$65,299	6.00%	$92,507	8.50%	$87,066	8.00%
Total	$150,776	13.85%	$87,066	8.00%	$114,274	10.50%	$108,832	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of December 31, 2019

Tier 1 (leverage) capital	$26,081	8.16%	$12,792	4.00%	N/A	N/A	$15,989	5.00%
Risk-based capital
Common Tier 1	$26,081	48.67%	$2,412	4.50%	$3,751	7.00%	$3,483	6.50%
Tier 1	$26,081	48.67%	$3,215	6.00%	$4,555	8.50%	$4,287	8.00%
Total	$26,081	48.67%	$4,287	8.00%	$5,627	10.50%	$5,359	10.00%

As of June 30, 2019

Tier 1 (leverage) capital	$24,502	7.64%	$12,826	4.00%	N/A	N/A	$16,032	5.00%
Risk-based capital
Common Tier 1	$24,502	42.25%	$2,610	4.50%	$4,059	7.00%	$3,769	6.50%
Tier 1	$24,502	42.25%	$3,480	6.00%	$4,929	8.50%	$4,639	8.00%
Total	$24,502	42.25%	$4,639	8.00%	$6,089	10.50%	$5,799	10.00%

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

At December 31, 2019, we had $307.0 million of commitments to originate or purchase loans, comprised of $204.5 million of commitments under commercial loans and lines of credit (including $54.5 million of unadvanced portions of commercial construction loans), $47.3 million of commitments under home equity loans and lines of credit, $14.1 million of commitments to purchase one- to four-family residential real estate loans and $8.1 million of unfunded commitments under consumer lines of credit. In addition, at December 31, 2019, the Company had $33.0 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of December 31, 2019, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a‑15 and 15d‑15(e) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s  rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decides the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint names several corporate entities affiliated with the Mann Parties as co-defendants and asserts claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint seeks a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. Attached to NatPay’s motion to intervene, is a proposed Complaint, which includes, among other matters, a prayer for relief seeking “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On January 10, 2020, the Pioneer Parties filed their response opposing NatPay’s motion to intervene and since that time, several other motions have been filed by the respective parties.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”), filed a complaint against the Bank in the Supreme Court of the State of New York, in the County of Albany, New York resulting from its participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York, in the County of Albany, New York resulting from its participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages.

The Company and the Bank are defending each of these lawsuits vigorously, and management believes that the Company and the Bank have substantial defenses to the claims that have been asserted. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities. The ultimate outcome of these lawsuits, or any other litigation involving the Company, the Bank or the Pioneer Parties, cannot be predicted with certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities. The Company’s and the Bank’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. These costs, settlements, judgments or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See, Item 1A – Risk Factors.

Other than disclosed above, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A – Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

We are subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are subject to fraud and compliance risk, including but not limited to, in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. We have experienced losses due to apparent fraud.

As previously disclosed, during first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate both to deposit and lending activity with the Mann Entities.  Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.  The Company is pursuing all available sources of recovery and other means of mitigating the potential loss.  See, “Note 8.  Commitments and Contingent Liabilities,” “Note 12.  Subsequent Events,” and “Item 3. Legal Proceedings” for additional details.

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity is expected to be approximately $19.0 million and with respect to its lending activity with the Mann Entities, the Bank’s potential exposure is expected to be approximately $16.0 million (which represents the Bank’s participation interest in the approximately $36.0 million commercial loan relationships for which the Bank is the originating lender).  In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank recognized a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of 2020, based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank recorded a provision for loan losses in the amount of $15.8 million, in the first fiscal quarter of 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships. No additional charges to non-interest expense or the provision for loan losses were recognized in the second fiscal quarter of 2020 (the quarter ending December 31, 2019) related to the transactions with the Mann Entities.

For the other parties asserting claims against the Company and the Bank, in the second fiscal quarter of 2020, Southwestern Payroll Services, Inc. (“Southwestern”), a payroll company, and National Payment Corp. (“NatPay”), a third-party automated clearing house service provider, filed lawsuits against the Bank seeking recovery of allegedly wrongful seizure and retention of funds related to the Mann Entities.  Subsequent to the end of the second fiscal quarter of 2020, in February 2020, Berkshire Bank and Chemung Canal Trust Company, the participating lenders with the Bank in the Mann Entities commercial loan relationships, filed lawsuits against the Bank seeking recovery of their respective aggregate participation interest and additional damages. See, “Note 8.  Commitments and Contingent Liabilities,” “Note 12.  Subsequent Events,” and “Item 3. Legal Proceedings” for additional details.

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

The Company and the Bank may be regularly involved in a variety of litigation or similar matters arising out of our business. See, “Note 8.  Commitments and Contingent Liabilities,” “Note 12.  Subsequent Events,” and “Item 3. Legal Proceedings”, for details regarding certain actions involving us. We are defending these lawsuits vigorously, and management believes that the Company and the Bank have substantial defenses to the claims that have been asserted. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities. The ultimate outcome of these lawsuits, or any other litigation involving the Company or the Bank, cannot be predicted with certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities. The Company’s and the Bank’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. These costs, settlements, judgments or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the legal remedies available to the Company and the Bank and evaluation of the parties and cause of actions involved in the proceedings related to the potentially fraudulent activities, our evaluation of the adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of other-than-temporary impairment of investment securities, our evaluation of contingent liabilities, and our evaluation of our defined benefit pension plan obligations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. We are currently involved in several proceedings. See “Item 3.  Legal Proceedings.” We cannot predict the impact of these proceedings on our reputation. If our reputation is negatively affected as a result of certain actions we take, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

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
101

The following materials from Pioneer Bancorp, Inc. Form 10‑Q for the three and six months ended December  31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Net Worth and Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

February 14, 2020	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

February 14, 2020	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer