Form 10-Q
period 2020-03-31
Pioneer Bancorp, Inc./MD
filed 2020-05-14
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	March 31,	June 30,
	2020	2019
Assets
Cash and due from banks	$22,890	$48,385
Federal funds sold	4,006	2,083
Interest-earning deposits with banks	163,305	179,641
Cash and cash equivalents	190,201	230,109

Securities available for sale, at fair value	73,631	91,735
Securities held to maturity (fair value of $4,182 at March 31, 2020; and $3,887 at June 30, 2019)	4,139	3,873
Equity securities, at fair value	2,884	3,618
Federal Home Loan Bank of New York stock	1,824	924
Net loans receivable	1,101,997	1,053,938
Accrued interest receivable	4,026	4,374
Premises and equipment, net	41,332	41,710
Bank-owned life insurance	17,229	17,834
Goodwill	7,292	7,292
Other intangible assets, net	2,250	2,523
Other assets	52,909	22,062
Total assets	$1,499,714	$1,479,992

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$369,085	$357,523
Interest bearing deposits	868,590	973,795
Total deposits	1,237,675	1,331,318
Mortgagors’ escrow deposits	3,705	6,044
Borrowings from Federal Home Loan Bank of New York	20,000	—
Other liabilities	9,802	7,665
Total liabilities	1,271,182	1,345,027

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2020)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of March 31, 2020)	260	—
Additional paid in capital	114,015	—
Retained earnings	138,973	146,068
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(12,791)	—
Accumulated other comprehensive loss	(11,925)	(11,103)
Total shareholders' equity	228,532	134,965
Total liabilities and shareholders' equity	$1,499,714	$1,479,992

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Interest and dividend income:
Loans	$12,282	$12,438	$38,122	$36,899
Securities	518	649	1,715	1,918
Interest-earning deposits with banks and other	488	512	1,866	1,115
Total interest and dividend income	13,288	13,599	41,703	39,932

Interest expense:
Deposits	1,213	1,082	3,761	2,986
Borrowings and other	22	57	77	207
Total interest expense	1,235	1,139	3,838	3,193
Net interest income	12,053	12,460	37,865	36,739
Provision for loan losses	2,550	570	20,440	1,780
Net interest income after provision for loan losses	9,503	11,890	17,425	34,959

Noninterest income:
Bank fees and service charges	1,718	2,232	6,730	5,969
Insurance and wealth management services	1,809	1,568	5,233	4,850
Net loss on equity securities	(1,017)	—	(735)	—
Net gain on available for sale securities transactions	83	—	134	—
Net loss on disposal of assets	(7)	(27)	(28)	(575)
Bank-owned life insurance	10	30	537	95
Other	69	169	200	203
Total noninterest income	2,665	3,972	12,071	10,542

Noninterest expense:
Salaries and employee benefits	6,213	5,741	18,764	16,731
Net occupancy and equipment	1,559	1,522	4,597	4,456
Data processing	829	734	2,374	2,182
Advertising and marketing	162	282	551	720
FDIC insurance premiums	119	196	(8)	551
Contribution to Pioneer Bank Charitable Foundation	—	—	5,446	—
Fraudulent activity	—	—	2,500	—
Professional fees	966	81	2,864	268
Other	1,260	1,090	3,888	3,245
Total noninterest expense	11,108	9,646	40,976	28,153
Income (loss) before income taxes	1,060	6,216	(11,480)	17,348
Income tax (benefit) expense	211	1,437	(3,495)	3,326
Net income (loss)	$849	$4,779	$(7,985)	$14,022

Income (Loss) per common share:
Basic	$0.03	—	$(0.32)	—
Diluted	$0.03	—	$(0.32)	—

Weighted average shares outstanding - basic and diluted	25,016,634	—	25,006,027	—

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income (loss)	$849	$4,779	$(7,985)	$14,022

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding (losses) gains arising during the period	(558)	799	(169)	(436)
Reclassification adjustment for gains included in net income	(83)	—	(134)	—
	(641)	799	(303)	(436)
Tax (benefit) expense	(168)	209	(80)	(114)
	(473)	590	(223)	(322)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—	—	—
	—	—	—	—
Tax effect	—	—	—	—
	—	—	—	—
Total other comprehensive (loss) income	(473)	590	(223)	(322)
Comprehensive income (loss)	$376	$5,369	$(8,208)	$13,700

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET WORTH (unaudited)

(in thousands)

			Accumulated
			Other	Total
		Undivided	Comprehensive	Net
	Surplus	Profits	Loss	Worth

Balance as of June 30, 2018	$10,658	$116,394	$(8,989)	$118,063

Net income	—	4,443	—	4,443
Other comprehensive loss	—	—	(82)	(82)

Balance as of September 30, 2018	$10,658	$120,837	$(9,071)	$122,424

Net income	—	4,800	—	4,800
Other comprehensive loss	—	—	(830)	(830)

Balance as of December 31, 2018	$10,658	$125,637	$(9,901)	$126,394

Net income	—	4,779	—	4,779
Other comprehensive income	—	—	590	590

Balance as of March 31, 2019	$10,658	$130,416	$(9,311)	$131,763

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of June 30, 2019	—	$—	$—	$146,068	$—	$(11,103)	$134,965

Cumulative effect of change in accounting principle - revenue recognition (1)	—	—	—	291	—	—	291
Cumulative effect of change in accounting principle - equity securities (2)	—	—	—	599	—	(599)	—
Net loss	—	—	—	(12,684)	—	—	(12,684)
Other comprehensive income	—	—	—	—	—	241	241
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—	—	—	(13,644)	—	(13,644)
ESOP shares committed to be released (25,458 shares)	—	—	16	—	341	—	357
Balance as of September 30, 2019	25,977,679	$260	$114,007	$134,274	$(13,303)	$(11,461)	$223,777

Net income	—	—	—	3,850	—	—	3,850
Other comprehensive income	—	—	—	—	—	9	9
ESOP shares committed to be released (25,458 shares)	—	—	5	—	341	—	346
Balance as of December 31, 2019	25,977,679	$260	$114,012	$138,124	$(12,962)	$(11,452)	$227,982

Net income	—	—	—	849	—	—	849
Other comprehensive loss	—	—	—	—	—	(473)	(473)
ESOP shares committed to be released (12,729 shares)	—	—	3	—	171	—	174
Balance as of March 31, 2020	25,977,679	$260	$114,015	$138,973	$(12,791)	$(11,925)	$228,532

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(7,985)	$14,022
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,172	2,101
Provision for loan losses	20,440	1,780
Net accretion on securities	(305)	(400)
ESOP compensation	877	—
Earnings on bank-owned life insurance	(537)	(95)
Proceeds from sale of loans	—	227
Net loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	28	575
Net loss on equity securities	735	—
Net gain on available for sale securities transactions	(134)	—
Deferred tax (benefit) expense	(1,526)	173
Decrease (increase) in accrued interest receivable	348	(421)
Stock contribution to Pioneer Bank Charitable Foundation	5,196	—
Increase in other assets	(28,850)	(6,072)
Increase (decrease) in other liabilities	2,138	(3,963)
Net cash (used in) provided by operating activities	(7,403)	7,927

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	56,088	43,589
Proceeds from sales of securities available for sale	5,030	—
Purchases of securities available for sale	(42,878)	(49,725)
Proceeds from maturities and paydowns of securities held to maturity	3,296	4,553
Purchases of securities held to maturity	(3,562)	(3,378)
Net purchases of FHLBNY stock	(900)	—
Net increase in loans receivable	(68,760)	(56,925)
Purchases of premises and equipment	(1,528)	(1,791)
Proceeds from sale of premises and equipment, and other real estate owned	138	578
Proceeds from bank-owned life insurance death benefit	1,142	—
Net cash used in investing activities	(51,934)	(63,099)

Cash flows from financing activities:
Net (decrease) increase in deposits	(93,643)	93,579
Net decrease in mortgagors’ escrow deposits	(2,339)	(1,901)
Net increase in borrowings from FHLBNY	20,000	—
Issuance of common stock	109,055	—
Purchase of shares by the ESOP	(13,644)	—
Net cash provided by financing activities	19,429	91,678

Net (decrease) increase in cash and cash equivalents	(39,908)	36,506
Cash and cash equivalents at beginning of period	230,109	120,280
Cash and cash equivalents at end of period	$190,201	$156,786

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,818	$3,189
Income taxes	$1,800	$3,500
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$260	$226

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. Financial information for the periods before the Company’s mutual holding company reorganization and stock offering on July 17, 2019 are those of the Bank and its subsidiaries.

The interim financial data as of March 31, 2020 and for the three and nine months ended March 31, 2020 and 2019, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”).  The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2020 or any other period.

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

Adoption of Recent Accounting Pronouncements

On July 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2014-09 amending guidance on “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASU’s that modified Topic 606.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU replaces most existing revenue recognition guidance under GAAP.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, which include insurance revenues, wealth management services, service charges on deposits, interchange income, and gains (losses) from the transfer of other real estate owned.  The Company recorded a net increase to beginning retained earnings of $291,000 as of July 1, 2019 due to the cumulative impact of adopting Topic 606, primarily driven by the recognition of insurance commission income. The adoption of Topic 606 did not have a significant impact on the Company’s consolidated financial statements as of and for the three and nine-month periods ended March 31, 2020. Refer to Note 10 for additional disclosures required by Topic 606.

On July 1, 2019, the Company adopted ASU 2016-01 amending guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. The Company evaluated its preferred stock holdings and concluded that the preferred stocks are not considered equity securities subject to ASU 2016-01. As of June 30, 2019, the Company had equity investments with a cost of $2.8 million and an estimated fair value of $3.6 million.  On July 1, 2019, the Company recorded a cumulative-effect adjustment to increase retained earnings in the amount of $599,000 representing the unrealized gain, net of tax, on these equity securities.  Changes in fair value during the three and nine-months ended March 31, 2020 have been recognized in net income (loss).

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.  The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact on adoption of this guidance on our consolidated financial statements.

2.COVID-19 PANDEMIC

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the novel coronavirus, identified as Coronavirus Disease 2019 (“COVID-19”), occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.  In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, restrictions on business operations, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public.   These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses and have resulted in a significant number of layoffs and furloughs of employees in the Company’s market area. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area and have severely hampered the ability for businesses and consumers to meet their current repayment obligations.  The Company’s third fiscal quarter of 2020 (the quarter ended March 31, 2020) results were adversely impacted by the effects of the pandemic, which contributed to an increase in the provision for loan losses, and the net loss on equity securities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has begun working with its customers affected by COVID-19 and expects a significant amount of modifications across its loan portfolios in the near term. To the extent that such modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact the Company’s operational and financial performance. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable, however the impact could be material.

3.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$61,915	$431	$—	$62,346
Mortgage-backed securities - residential	85	—	—	85
Asset-backed securities	67	42	(4)	105
Collateralized mortgage obligations - residential	450	261	(56)	655
Municipal obligations	5,762	10	—	5,772
Total debt securities	68,279	744	(60)	68,963
Preferred stocks	6,007	21	(1,360)	4,668
Total available for sale securities	$74,286	$765	$(1,420)	$73,631

Securities held to maturity:
Municipal obligations	$4,139	$43	$—	$4,182

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$70,706	$164	$(3)	$70,867
Mortgage-backed securities - residential	109	3	—	112
Asset-backed securities	75	55	(2)	128
Collateralized mortgage obligations - residential	525	401	(37)	889
Municipal obligations	14,666	33	—	14,699
Total debt securities	86,081	656	(42)	86,695
Preferred stocks	6,007	52	(1,019)	5,040
Total available for sale securities	$92,088	$708	$(1,061)	$91,735

Securities held to maturity:
Municipal obligations	$3,873	$14	$—	$3,887

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
Mortgage-backed securities - residential (1)	$14	$—	$1	$—	$15	$—
Asset-backed securities	5	(1)	4	(3)	9	(4)
Collateralized mortgage obligations - residential	30	(2)	141	(54)	171	(56)
Preferred stocks	—	—	4,645	(1,360)	4,645	(1,360)
	$49	$(3)	$4,791	$(1,417)	$4,840	$(1,420)

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$4,969	$(1)	$7,988	$(2)	$12,957	$(3)
Mortgage-backed securities - residential (1)	1	—	2	—	3	—
Asset-backed securities	—	—	5	(2)	5	(2)
Collateralized mortgage obligations - residential	15	(9)	160	(28)	175	(37)
Preferred stocks	—	—	4,986	(1,019)	4,986	(1,019)
	$4,985	$(10)	$13,141	$(1,051)	$18,126	$(1,061)

(1)	Unrealized losses on these securities are less than $500.

At March 31, 2020, there were 48 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral. Unrealized losses on two auction rate securities, consisting of U.S. Bancorp and Bank of America preferred stock, are not considered to be other-than-temporary based upon management’s evaluation of the underlying operating results and financial strength of the issuers. The U.S. Bancorp security is investment grade, whereas the Bank of America security, remains non-investment grade as of March 31, 2020. The Bank of America security had a cost basis of $2.2 million and an estimated fair value of $1.9 million, as of March 31, 2020. Management does not have the intent to sell, nor do they believe that they will be required to sell the above mentioned securities in an unrealized loss position before recovery of the amortized cost basis. In management’s opinion, the market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are not other-than-temporary.

At March 31, 2020, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations which were rated less than investment grade for impairment, resulting in no additional impairment charges during the nine months ended March 31, 2020. At March 31, 2020, 57 securities with an amortized cost of $0.4 million and remaining par value of $1.8 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2019	$1,477

Reductions for amounts realized for securities transactions	(117)

Balance, March 31, 2020	$1,360

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	March 31, 2020
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$67,677	$68,118
Due after one to five years	—	—
Mortgage-backed securities - residential	85	85
Asset-backed securities	67	105
Collateralized mortgage obligations - residential	450	655
Preferred stocks	6,007	4,668
	$74,286	$73,631

Securities held to maturity:
Due in one year or less	$3,803	$3,846
Due after one to five years	226	226
Due after five to ten years	110	110
	$4,139	$4,182

During the three and nine months ended March 31, 2020, the Company received $5.0 million in proceeds from the sale of securities available for sale, realizing gross gains of $83,000. During the nine months ended March 31, 2020, the Company realized gross gains of $51,000 from other securities transactions. There were no sales of securities available for sale for the three and nine months ended March 31, 2019.

There were no sales of securities held to maturity for the three and nine months ended March 31, 2020 and 2019.

At March 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of March 31, 2020, and June 30, 2019, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $67.0 million and $84.9 million, respectively.

4.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	March 31, 2020	June 30, 2019
Commercial:
Real estate	$458,633	$414,375
Commercial and industrial	175,490	183,262
Construction	88,132	85,274
Total commercial	722,255	682,911
Residential mortgages	285,834	281,388
Home equity loans and lines	81,405	80,258
Consumer	30,563	21,482
	1,120,057	1,066,039
Net deferred loan costs	2,640	2,398
Allowance for loan losses	(20,700)	(14,499)
Net loans receivable	$1,101,997	$1,053,938

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended March 31, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$12,760	$2,452	$868	$413	$16,493
Provisions charged to operations	1,411	813	205	121	2,550
Loans charged off	—	—	—	(64)	(64)
Recoveries on loans charged off (1)	1,707	—	—	14	1,721
Allowance for loan losses at end of period	$15,878	$3,265	$1,073	$484	$20,700

(1)

The three months ended March 31, 2020 included a partial recovery in the amount of $1.7 million related to the charge-off of the entire principal balance owed to the Bank related to a business customer and various affiliated entities (collectively, the “Mann Entities”) commercial loan relationships in the first fiscal quarter of 2020.

	For the Three Months Ended March 31, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$10,062	$2,459	$800	$279	$13,600
Provisions charged to operations	486	38	—	46	570
Loans charged off	—	(56)	—	(62)	(118)
Recoveries on loans charged off	—	—	—	17	17
Allowance for loan losses at end of period	$10,548	$2,441	$800	$280	$14,069

	For the Nine Months Ended March 31, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations (1)	18,919	924	259	338	20,440
Loans charged off (1)	(15,805)	(19)	—	(153)	(15,977)
Recoveries on loans charged off (1)	1,707	—	1	30	1,738
Allowance for loan losses at end of period	$15,878	$3,265	$1,073	$484	$20,700

(1)

The nine months ended March 31, 2020 included a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities commercial loan relationships which were recognized in the first fiscal quarter of 2020.  The nine months ended March 31, 2020 also included a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities commercial loan relationships which was recognized in the third fiscal quarter of 2020.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	March 31, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$533	$—	$—	$—	$533
Related to loans collectively evaluated for impairment	15,345	3,265	1,073	484	20,167
Ending balance	$15,878	$3,265	$1,073	$484	$20,700

Loans:
Individually evaluated for impairment	$6,622	$—	$—	$—	$6,622
Loans collectively evaluated for impairment	715,633	285,834	81,405	30,563	1,113,435
Ending balance	$722,255	$285,834	$81,405	$30,563	$1,120,057

	June 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$426	$—	$—	$—	$426
Related to loans collectively evaluated for impairment	10,631	2,360	813	269	14,073
Ending balance	$11,057	$2,360	$813	$269	$14,499

Loans:
Individually evaluated for impairment	$8,067	$—	$—	$—	$8,067
Loans collectively evaluated for impairment	674,844	281,388	80,258	21,482	1,057,972
Ending balance	$682,911	$281,388	$80,258	$21,482	$1,066,039

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Nine Months Ended
	March 31, 2020			March 31, 2020
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$2,390	$2,390	$—	$2,360	$231
Commercial and industrial	46	42	—	46	—
Construction	1,298	1,298	—	1,324	—
Subtotal	3,734	3,730	—	3,730	231
With an allowance recorded:
Commercial:
Real estate	1,523	1,463	30	1,584	—
Commercial and industrial	1,437	1,429	503	1,463	69
Subtotal	2,960	2,892	533	3,047	69
Total	$6,694	$6,622	$533	$6,777	$300

				For the Year Ended
	June 30, 2019			June 30, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,593	$5,376	$—	$5,608	$—
Commercial and industrial	59	48	—	59	—
Construction	1,377	1,377	—	1,106	—
Subtotal	7,029	6,801	—	6,773	—

With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	1,266	1,266	426	1,293	95
Subtotal	1,266	1,266	426	1,293	95
Total	$8,295	$8,067	$426	$8,066	$95

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and nine months ended March 31, 2020, and the year ended June 30, 2019 was nominal.

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

During the quarter ended March 31, 2020, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided.  Commercial, residential mortgage, home equity loans and lines, and consumer loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual.  Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that are delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral will be reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status.

There were no loans modified as troubled debt restructurings during the three and  nine months ended March 31, 2020, and 2019, respectively. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to March 31, 2020 and 2019 which have subsequently defaulted during the three and nine months ended March 31, 2020 and 2019, respectively.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	March 31,		June 30,
	2020		2019
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$3,369	$56	$5,618	$58
Commercial and industrial	42	5	42	—
Construction	1,298	—	1,377	—
Residential mortgages	4,191	—	4,028	—
Home equity loans and lines	1,511	54	1,497	41
Consumer	210	10	—	19
	$10,621	$125	$12,562	$118

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	March 31, 2020
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5,798	$—	$2,189	$7,987	$450,646	$458,633
Commercial and industrial	4,223	—	47	4,270	171,220	175,490
Construction	6,609	—	1,298	7,907	80,225	88,132
Residential mortgages	685	672	2,583	3,940	281,894	285,834
Home equity loans and lines	270	192	1,201	1,663	79,742	81,405
Consumer	3	—	10	13	30,550	30,563
Total	$17,588	$864	$7,328	$25,780	$1,094,277	$1,120,057

	June 30, 2019
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$3	$—	$5,490	$5,493	$408,882	$414,375
Commercial and industrial	—	—	42	42	183,220	183,262
Construction	—	—	1,377	1,377	83,897	85,274
Residential mortgages	156	217	2,699	3,072	278,316	281,388
Home equity loans and lines	476	318	988	1,782	78,476	80,258
Consumer	5	—	19	24	21,458	21,482
Total	$640	$535	$10,615	$11,790	$1,054,249	$1,066,039

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	March 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$447,313	$484	$10,836	$—	$458,633
Commercial and industrial	161,059	6,583	7,848	—	175,490
Construction	86,216	—	1,916	—	88,132
	$694,588	$7,067	$20,600	$—	$722,255

	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$406,317	$2,440	$5,618	$—	$414,375
Commercial and industrial	179,099	226	3,937	—	183,262
Construction	83,897	—	1,377	—	85,274
	$669,313	$2,666	$10,932	$—	$682,911

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of March 31, 2020 and June 30, 2019, the Company had pledged $474.6 million and $485.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At March 31, 2020, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $697.8 million, consisting of $348.9 million of interest rate swaps with commercial borrowers and $348.9 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2019, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $515.4 million, consisting of $257.7 million of interest rate swaps with commercial borrowers and $257.7 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statement of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	March 31, 2020
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$40,096	$40,096
Less: master netting arrangements	—	—
Less: cash collateral applied	—	(40,062)
Net amount	$40,096	$34

	June 30, 2019
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,550	$13,550
Less: master netting arrangements	(88)	(88)
Less: cash collateral applied	—	(13,318)
Net amount	$13,462	$144

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At March 31, 2020, the Company had deposited $40.1 million as collateral for swap agreements with third-party counterparties. At June 30, 2019, the Company had deposited $13.3 million as collateral for swap agreements with third-party counterparties.

6.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss				Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$83	$—	$134	$—	Net gain on available for sale securities transactions
Tax expense	(22)	—	(35)	—	Income tax expense
Net of tax	61	—	99	—

Amortization of defined benefit plan items (before tax):
Net actuarial loss	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$61	$—	$99	$—

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Three Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2020:
Accumulated other comprehensive income (loss) as of January 1, 2020	$(11)	(11,441)	$(11,452)
Other comprehensive income (loss) before reclassifications	(412)	—	(412)
Amounts reclassified from accumulated other comprehensive income (loss)	(61)	—	(61)
Accumulated other comprehensive income (loss) as of March 31, 2020	$(484)	(11,441)	$(11,925)

2019:
Accumulated other comprehensive income (loss) as of January 1, 2019	$(502)	(9,399)	$(9,901)
Other comprehensive income (loss) before reclassifications	590	—	590
Accumulated other comprehensive income (loss) as of March 31, 2019	$88	(9,399)	$(9,311)

	For the Nine Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2020:
Accumulated other comprehensive income (loss) as of July l, 2019	$338	(11,441)	$(11,103)
Other comprehensive income (loss) before reclassifications	(124)	—	(124)
Amounts reclassified from accumulated other comprehensive income (loss)	(99)	—	(99)
Reclassification for change in accounting principle (1)	(599)	—	(599)
Accumulated other comprehensive income (loss) as of March 31, 2020	(484)	(11,441)	(11,925)

2019:
Accumulated other comprehensive income (loss) as of July l, 2018	410	(9,399)	(8,989)
Other comprehensive income (loss) before reclassifications	(322)	—	(322)
Accumulated other comprehensive income (loss) as of March 31, 2019	$88	(9,399)	$(9,311)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$(146)	$209
Reclassification adjustment for gains included in net income	(22)	—
	(168)	209
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(168)	$209

	For the Nine Months Ended
	March 31,
	2020	2019
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$(45)	$(114)
Reclassification adjustment for gains included in net income	(35)	—
	(80)	(114)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(80)	$(114)

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

Net periodic pension cost included in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$563	$431	$1,689	$1,050
Interest cost	492	314	1,476	1,281
Expected return on plan assets	(926)	(573)	(2,777)	(2,349)
Amortization of net actuarial loss	270	73	810	508
Net periodic pension cost	$399	$245	$1,198	$490

Contributions

For the three and nine months ended March 31, 2020 and March 31, 2019, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost	$9	$7	$27	$21
Interest cost	16	17	48	50
Amortization of net actuarial loss	1	—	2	—
Net periodic post-retirement benefit cost	$26	$24	$77	$71

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2020 was $12.9 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

March 31, 2020
Allocated	50,916
Committed to be allocated	12,729
Unallocated	954,680
Total Shares	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and nine months ended March 31, 2020 was $174,000 and $877,000, respectively.

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

	March 31, 2020
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$32,859	$205,008	$237,867
Standby letters of credit	—	30,483	30,483
	$32,859	$235,491	$268,350

	June 30, 2019
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$23,892	$357,223	$381,115
Standby letters of credit	—	33,385	33,385
	$23,892	$390,608	$414,500

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At March 31, 2020, approximately $46.4 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At March 31, 2020, approximately $3.6 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At March 31, 2020 and June 30, 2019, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at March 31, 2020 and June 30, 2019 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At March 31, 2020 and June 30, 2019, the Company had no commitments to sell loans to unrelated investors.

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

As of March 31, 2020, the Company believes that any liabilities individually or in the aggregate, which may result from the final outcomes of legal proceedings, is unlikely to have a material adverse effect on the Company’s consolidated financial statements.  However, legal proceedings are often unpredictable, and it is possible that the ultimate resolution of any such matters, if unfavorable, may be material to the Company’s results of operations in any future period, depending, in part, upon the size of the loss or liability imposed and the operating results for the period, and could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, regardless of the ultimate outcome of any such legal or bankruptcy proceeding, inquiry or investigation, any such matter could cause the Company to incur additional expenses, which could be significant, and possibly material, to the Company’s results of operations in any future period.

Potentially Fraudulent Activity

As previously disclosed, during the first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”) had numerous accounts with the Bank. The transactions in question relate both to deposit and lending activity with the Mann Entities.  Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.  The Company is pursuing all available sources of recovery and other means of mitigating the potential loss and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities.  See “Legal Proceedings,” below.

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity is expected to be approximately $19.0 million and with respect to its lending activity with the Mann Entities, the Bank’s potential exposure is expected to be approximately $16.0 million (which represents the Bank’s participation interest in the approximately $36.0 million commercial loan relationships for which the Bank is the originating lender).  In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank recognized a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of 2020, based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank recorded a provision for loan losses in the amount of $15.8 million, in the first fiscal quarter of 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships. During the third fiscal quarter of 2020 (the quarter ended March 31, 2020), the Bank recognized a partial recovery in the amount of $1.7 million related to the charge-off of the

Mann Entities commercial loan relationships.  No additional charges to non-interest expense or the provision for loan losses were recognized in the third fiscal quarter of 2020 related to the transactions with the Mann Entities.

For the other parties asserting claims against the Company and the Bank, in the second fiscal quarter of 2020, Southwestern Payroll Services, Inc. (“Southwestern”), a payroll company, and National Payment Corp. (“NatPay”), a third-party automated clearing house service provider, filed lawsuits against the Bank seeking recovery of allegedly wrongful seizure and retention of funds related to the Mann Entities.  In February 2020, Berkshire Bank and Chemung Canal Trust Company, the participating lenders with the Bank in the Mann Entities commercial loan relationships, filed lawsuits against the Bank seeking recovery of their respective aggregate participation interest and additional damages. See “Legal Proceedings” below for additional information regarding these lawsuits.

Legal Proceedings

On October 31, 2019, Southwestern filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decides the motion to dismiss. On December 10, 2019, Southwestern filed both a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint names several corporate entities affiliated with the Mann Parties as co-defendants and asserts claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint seeks a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion to reconsider the court’s motion to dismiss, along with a second amended complaint. On May 1, 2020, the Pioneer Parties filed their answer. The Pioneer Parties asserted numerous affirmative defenses, and the Bank asserted counterclaims against Southwestern and cross-claims against certain of the Mann Parties based on common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act (“RICO”). The Bank’s fraud counterclaim/cross-claim seeks damages of at least $15.6 million, plus pre-judgment interest, jointly and severally against Southwestern and the named Mann Parties.  The Bank’s RICO counterclaim/cross-claim seeks treble damages of at least $46.5 million, plus pre-judgment interest and attorneys’ fees, jointly and severally against Southwestern and the named Mann Parties.

On December 10, 2019, NatPay filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. Attached to NatPay’s motion to intervene is a proposed complaint, which includes, among other matters, a prayer for relief seeking “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On January 10, 2020, the Pioneer Parties filed their response opposing NatPay’s motion to intervene.  NatPay’s motion to intervene remains pending.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”), filed a complaint against the Bank in the Supreme Court of the State of New York, in the County of Albany, New York resulting from its participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. The timeframe within which the Bank’s response is due has been extended.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York, in the County of Albany, New York resulting from its participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. The timeframe within which the Bank’s response is due has been extended.

During the quarter ended March 31, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division. Cachet is currently involved in legal proceedings against certain Mann Parties and other related parties. The Bank is not listed as a creditor in the bankruptcy proceedings. However, in the filings with the bankruptcy court, Cachet asserts that the Bank is holding $7.0 million of its funds. The Company and the Bank dispute this assertion and, if necessary, intend to defend themselves vigorously.

On April 30, 2020, the U.S. Department of Justice, with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court, Northern District of New York (the “DOJ Complaint”). The complaint alleges, among other things, that the Company and the Bank wrongfully seized approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann.  The complaint alleges that the funds in question were comprised of payroll taxes withheld by Southwestern and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from seizing those funds to apply towards debts owed to the Bank.  The complaint seeks return of any payroll taxes, plus interest.  The Bank and the Company have not yet answered or otherwise responded to the government’s complaint. The DOJ Complaint relates to the same set of facts described above in– “Potentially Fraudulent Activity,” and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern complaint described above.

The Company and the Bank are defending each of these lawsuits vigorously, and management believes that the Company and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities. The ultimate outcome of these lawsuits, or any other litigation or other similar proceedings, involving the Company, the Bank or the Pioneer Parties, cannot be predicted with certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These costs, settlements, judgments or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		March 31, 2020 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$62,346	$62,346	$—	$—
Mortgage-backed securities - residential	85	—	85	—
Asset-backed securities	105	—	105	—
Collateralized mortgage obligations – residential	655	—	655	—
Municipal obligations	5,772	—	5,772	—
Total debt securities	68,963	62,346	6,617	—
Preferred stocks	4,668	1,872	2,796	—
Total available for sale securities	73,631	64,218	9,413	—
Equity securities	2,884	2,884	—	—
Derivative assets	40,096	—	40,096	—
Total	$116,611	$67,102	$49,509	$—

Liabilities:
Derivative liabilities	$34	$—	$34	$—
Total	$34	$—	$34	$—

		Fair Value Measurements at
		June 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$70,867	$70,867	$—	$—
Mortgage-backed securities - residential	112	—	112	—
Asset-backed securities	128	—	128	—
Collateralized mortgage obligations – residential	889	—	889	—
Municipal obligations	14,699	—	14,699	—
Total debt securities	86,695	70,867	15,828	—
Preferred stocks	5,040	1,970	3,070	—
Total available for sale securities	91,735	72,837	18,898	—
Equity securities	3,618	3,618	—	—
Derivative assets	13,462	—	13,462	—
Total	$108,815	$76,455	$32,360	$—

Liabilities:
Derivative liabilities	$144	$—	$144	$—
Total	$144	$—	$144	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Impaired loans:
Commercial loans	$2,359	$—	$—	$2,359
OREO	260	—	—	260

June 30, 2019
Impaired loans:
Commercial loans	$840	$—	$—	$840
OREO	158	—	—	158

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $2.9 million with a valuation allowance of $533,000 resulting in an estimated fair value of $2.4 million as of March 31, 2020. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.3 million with a valuation allowance of $426,000 resulting in an estimated fair value of $840,000  as of June 30, 2019.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $260,000 at March 31, 2020. There were write-downs of $8,000 for the nine months ended March 31, 2020. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $158,000 at June 30, 2019. There were write-downs of $17,000 for the year ended June 30, 2019.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	March 31, 2020
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$190,201	$190,201	$190,201	$—	$—
Securities available for sale	73,631	73,631	64,218	9,413	—
Securities held to maturity	4,139	4,182	—	4,182	—
Equity securities	2,884	2,884	2,884	—	—
FHLBNY stock	1,824	1,824	—	1,824	—
Net loans receivable	1,101,997	1,127,223	—	—	1,127,223
Accrued interest receivable	4,026	4,026	—	4,026	—
Derivatives	40,096	40,096	—	40,096	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,114,187	$1,114,187	$—	$1,114,187	$—
Time deposits	123,488	124,826	—	124,826	—
Mortgagors’ escrow deposits	3,705	3,705	—	3,705	—
FHLB advances	20,000	20,000	—	20,000	—
Accrued interest payable	191	191	—	191	—
Derivatives	34	34	—	34	—

	June 30, 2019
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$230,109	$230,109	$230,109	$—	$—
Securities available for sale	91,735	91,735	72,837	18,898	—
Securities held to maturity	3,873	3,887	—	3,887	—
Equity securities	3,618	3,618	3,618	—	—
FHLBNY stock	924	924	—	924	—
Net loans receivable	1,053,938	1,065,328	—	—	1,065,328
Accrued interest receivable	4,374	4,374	—	4,374	—
Derivatives	13,462	13,462	—	13,462	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,200,753	$1,200,753	$—	$1,200,753	$—
Time deposits	130,565	130,680	—	130,680	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	17	17	—	17	—
Derivatives	144	144	—	144	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended March 31, 2020.

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2020	March 31, 2020
	(dollars in thousands)	(dollars in thousands)
Non-interest Income
In scope of "ASC" Topic 606:
Insurance services	$1,060	$3,092
Wealth management services	748	2,141
Service charges on deposit accounts	784	2,559
Card services income	649	2,088
Other	69	200
Non-interest income in scope of "ASC" Topic 606	3,310	10,080

Non-interest income out of scope of "ASC" Topic 606	(645)	1,991

Total non-interest income	$2,665	$12,071

11.EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of March 31, 2020. Earnings per share data is not applicable for the three and nine month periods ended March 31, 2019 as the Company had no shares outstanding.

	For the Three Months Ended	For the Nine Months Ended
	March 31,	March 31,
	2020	2020
	(Dollars in thousands, expect share and per share amounts)
Net income (loss) applicable to common stock	$849	$(7,985)

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	961,045	971,652
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,016,634	25,006,027

Income (loss) per common share:
Basic	$0.03	$(0.32)
Diluted	$0.03	$(0.32)

12.SUBSEQUENT EVENTS

Potentially Fraudulent Activity

As previously disclosed, during the first fiscal quarter of 2020, the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The Mann Entities had numerous accounts with the Bank. The transactions in question relate to both deposit and lending activity with the Mann Entities. Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities.

For the other parties asserting claims against the Company and the Bank, in the second fiscal quarter of 2020, Southwestern, a payroll company, and NatPay, a third-party automated clearing house service provider, filed lawsuits against the Bank seeking recovery of allegedly wrongful seizure and retention of funds related to the Mann Entities.  In February 2020, Berkshire Bank and Chemung, the participating lenders with the Bank in the Mann Entities commercial loan relationships, filed lawsuits against the Bank seeking recovery of their respective aggregate participation interest and additional damages.  In April 2020, the U.S. Department of Justice, with the authorizations of a delegate of the Secretary of the Treasury, filed a civil complaint alleging that the Company and the Bank wrongfully seized funds comprised of withheld payroll taxes to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann.  See “Note 8 – Commitments and Contingent Liabilities” for additional information regarding these legal proceedings.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

•	risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal response;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	risks that COVID-19 may adversely impact our customers and lead to an economic recession or other severe disruption in the U.S. economy, and could potentially create business continuity issues for us;
•	competition within our market area that is stronger than expected;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	changes in our partnership with a third-part mortgage banking company;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
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

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased through charges to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized. It is likely we will incur elevated provision for loan losses and charge-offs due to the adverse impact of the pandemic on the economy of our market area and our customers.

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income. Our non-interest income also includes net gains or losses on equity securities, net realized gains or losses on available for sale securities, net gains in cash surrender value of bank owned life insurance, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising, federal deposit insurance premiums, professional fees, and other general and administrative expenses.

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

Recent Developments

COVID-19 Pandemic

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the novel coronavirus, identified as Coronavirus Disease 2019 (“COVID-19”), occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020. In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, restrictions on business operations, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses and have resulted in a significant number of layoffs and furloughs of employees in our market area. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in our market area and have severely hampered the ability for businesses and consumers to meet their current repayment obligations.

Concerns about the spread of the disease and its anticipated negative impact on economic activity, severely disrupted both domestic and international financial markets prompting Central Banks around the World to inject significant amounts of monetary stimulus into their economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets. The estimated value of the pandemic-related monetary stimulus package provided through the Federal Reserve’s activities is estimated at $4 trillion. In addition the United States Congress, on March 27, 2020, passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which is intended to provide approximately $2.5 trillion of direct support to U.S. citizens and businesses affected by the COVID-19 outbreak, and on April 24, 2020, passed the Paycheck Protection and Health Care Enhancement Act (“Enhancement Act”), which is intended to provide $484 billion in additional funding to replenish and supplement key programs under the CARES Act.

As the COVID-19 events unfolded throughout the third fiscal quarter of 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In order to protect its employees and assure workforce and operational continuity, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations site workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its bank branch network. The Company also maintained regular communications with its primary regulatory agencies and critical vendors to assure all mission-critical activities and functions are being performed in line with regulatory expectations and the Company’s service standards.

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that it was well positioned with adequate levels of capital as of March 31, 2020. At March 31, 2020, all of the Bank’s regulatory capital ratios exceeded all well-capitalized standards. More specifically, the Bank’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 12.18% at March 31, 2020.

In addition, management believes the Company was well positioned with adequate levels of liquidity as of March 31, 2020. The Bank maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings, interest checking and money market deposit accounts with customers that operate, reside or work within its branch footprint. At March 31, 2020, the Company’s cash and cash equivalents balances were $190.2 million. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities and highly-rated municipal securities. This portfolio not only generates interest income, but also serves as a ready source of liquidity and capital. At March 31, 2020, the Company’s available-for-sale investment securities portfolio totaled $73.6 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at March 31, 2020 was $92.6 million. The Company did not experience significant draws on available working capital lines of credit and home equity lines of credit during the third fiscal quarter of 2020 due to the COVID-19 crisis.

The Bank also has and continues to participate in the Paycheck Protection Program (“PPP”), a $650 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The Bank became a qualified SBA lender and was authorized to originate PPP loans.  An eligible business can generally apply for a PPP loan up to the greater of: 2.5 times its average monthly payroll costs, or $10.0 million.  PPP loans will have an interest rate of 1.0%, a two-year loan term to maturity, and principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. Through May 8, 2020, the Bank has approved 610 PPP loans totaling $75.1 million.  The Federal Reserve has instituted a program, the Paycheck Protection Program Liquidity Facility (“PPPLF”), authorized under section 13(3) of the Federal Reserve Act, which is intended to facilitate lending by banks to small businesses under the PPP while maintaining strong liquidity to meet cash flow needs. Under the PPPFL, the Federal Reserve Banks will lend to banks on a non-recourse basis, taking PPP loans as collateral.  Principal repayment of PPPLF borrowings, if any, will be made upon receipt of payment on the underlying PPP loans being pledged as collateral and interest will be charged at a rate of 0.35%. At May 8, 2020, the Bank’s unused borrowing capacity at the Federal Reserve Bank of New York through the PPPLF was $75.1 million.  The Bank anticipates high levels of customer utilization of the PPP loan program, but also believes its liquidity resources are sufficient to meet the funding requirements of its borrowers.  The Bank continues to evaluate its liquidity needs and has access to borrow funds through the PPPLF if deemed necessary.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. No specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio, during third fiscal quarter of 2020. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided. Through May 8, 2020, the Company granted payment deferral requests for consumer borrowers related to 109 loans representing $28.0 million of the Company’s residential mortgage, home equity loans and lines, and consumer loan balances, and for commercial borrowers related to 153 loans representing $190.1 million of the Company’s commercial loan balances. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and not classified as troubled-debt restructured loans during the third fiscal quarter of 2020. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Bank granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020. The Company anticipates that the number and amount of COVID-19 financial hardship payment deferral requests will increase during the fourth fiscal quarter of 2020 (quarter ending June 30, 2020).

The Company’s third fiscal quarter of 2020 fiscal results were adversely impacted by the effects of the pandemic, which contributed to an increase in the provision for loan losses, and the net loss on equity securities. The COVID-19 crisis is expected to continue to adversely impact the Company’s financial results, as well as demand for its services and products during the fourth fiscal quarter of 2020 and beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on the Company’s future revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are unknown at this time. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable, however the impact could be material.

Potentially Fraudulent Activity

As previously disclosed, during the first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions conducted in the Company’s first fiscal quarter of 2020 by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”), had numerous accounts with the Bank. The transactions in question relate both to deposit and lending activity with the Mann Entities.  Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.  The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities.  See, Part II, Item 1 – Legal Proceedings.

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity is expected to be approximately $19.0 million and with respect to its lending activity with the Mann Entities, the Bank’s potential exposure is expected to be approximately $16.0 million (which represents the Bank’s participation interest in the approximately $36.0 million commercial loan relationships for which the Bank is the originating lender).  In the first fiscal quarter of 2020, the Bank exercised its legal right of setoffs on the deposit accounts held by the Mann Entities at the Bank. The Bank recognized a charge to non-interest expense in the amount of $2.5 million, in the first fiscal quarter of 2020, based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. In the first fiscal quarter of 2020, the Bank concluded that due to the impact of the potential fraudulent activity, it is more likely than not that the Bank will not be able to recover the loan balances. The Bank recorded a provision for loan losses in the amount of $15.8 million, in the first fiscal quarter of 2020, related to the charge-off of the entire principal balance owed to the Bank related to the customer’s commercial loan relationships. During the third fiscal quarter of 2020 (the quarter ended March 31, 2020) the Bank recognized a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities commercial loan relationships.  No additional charges to non-interest expense or the provision for loan losses were recognized in the third fiscal quarter of 2020 related to the transactions with the Mann Entities.

For the other parties asserting claims against the Company and the Bank, in the second fiscal quarter of 2020, Southwestern Payroll Services, Inc. (“Southwestern”), a payroll company, and National Payment Corp. (“NatPay”), a third-party automated clearing house service provider, filed lawsuits against the Bank seeking recovery of allegedly wrongful seizure and retention of funds related to the Mann Entities.  In February 2020, Berkshire Bank and Chemung Canal Trust Company, the participating lenders with the Bank in the Mann Entities commercial loan relationships, filed lawsuits against the Bank seeking recovery of their respective aggregate participation interest and additional damages.  In April 2020, the U.S. Department of Justice, with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint alleging that the Company and the Bank wrongfully seized funds comprised of withheld payroll taxes to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann.  See, Part II, Item 1 – Legal Proceedings.

The Company and the Bank are defending each of these lawsuits vigorously, and management believes that the Company and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities. The ultimate outcome of these lawsuits, or any other litigation or other similar proceedings, involving the Company, the Bank or the Pioneer Parties, cannot be predicted with certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These costs, settlements, judgments or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Mutual Holding Company Reorganization and Minority Stock Issuance

On July 17, 2019, Pioneer Bancorp, Inc. became the holding company of Pioneer Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company sold 11,170,402 shares of common stock at a price of $10.00 per share, for net proceeds of $109.1 million, issued 14,287,723 shares to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock and $250,000 in cash to the Pioneer Bank Charitable Foundation.  The Company recognized a charge to non-interest expense in the amount of $5.4 million, in the first quarter of 2020, related to the contribution to the Pioneer Bank Charitable Foundation.  The Company established an ESOP which owns 1,018,325 shares of the Company. The remaining amount of subscription proceeds received and recorded as a liability on June 30, 2019, was refunded to subscribers. Pioneer Bancorp, MHC now owns 55% of the common stock of the Company.

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

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the relevant balance sheet date. The amount of the allowance is based on significant estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. See Item 2 – “Recent Developments – COVID-19 Pandemic”.

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At March 31, 2020, no valuation allowance was required.

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

	For the Three Months Ended March 31,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,093,708	$12,282	4.59%	$1,035,755	$12,438	4.96%
Securities	94,593	518	2.22%	106,885	649	2.49%
Interest-earning deposits and other	123,928	488	1.59%	70,425	512	2.98%
Total interest-earning assets	1,312,229	13,288	4.14%	1,213,065	13,599	4.62%
Non-interest-earning assets	132,221			121,458
Total assets	$1,444,450			$1,334,523

Interest-bearing liabilities:
Demand deposits	$119,755	$83	0.28%	$114,753	$82	0.29%
Savings deposits	236,241	31	0.05%	244,755	31	0.05%
Money market deposits	350,066	521	0.60%	331,140	461	0.57%
Certificates of deposit	127,837	578	1.83%	128,205	508	1.62%
Total interest-bearing deposits	833,899	1,213	0.59%	818,853	1,082	0.54%
Borrowings and other	6,707	22	1.33%	8,079	57	2.89%
Total interest-bearing liabilities	840,606	1,235	0.59%	826,932	1,139	0.56%
Non-interest-bearing liabilities	375,373			378,430
Total liabilities	1,215,979			1,205,362
Total shareholders' equity	228,471			129,161
Total liabilities and shareholders' equity	$1,444,450			$1,334,523
Net interest income		$12,053			$12,460
Net interest rate spread (1)			3.54%			4.07%
Net interest-earning assets (2)	$471,623			$386,133
Net interest margin (3)			3.75%			4.23%
Average interest-earning assets to interest-bearing liabilities	156.11%			146.69%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Nine Months Ended March 31,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,078,328	$38,122	4.73%	$1,026,735	$36,899	4.82%
Securities	97,297	1,715	2.35%	110,437	1,918	2.32%
Interest-earning deposits and other	121,140	1,866	2.06%	62,901	1,115	2.37%
Total interest-earning assets	1,296,765	41,703	4.30%	1,200,073	39,932	4.46%
Non-interest-earning assets	133,402			114,443
Total assets	$1,430,167			$1,314,516

Interest-bearing liabilities:
Demand deposits	$105,210	$256	0.32%	$108,053	$247	0.30%
Savings deposits	238,581	94	0.05%	244,453	94	0.05%
Money market deposits	350,894	1,656	0.63%	330,986	1,241	0.50%
Certificates of deposit	129,617	1,755	1.81%	127,397	1,404	1.47%
Total interest-bearing deposits	824,302	3,761	0.61%	810,889	2,986	0.49%
Borrowings and other	5,352	77	1.92%	8,957	207	3.09%
Total interest-bearing liabilities	829,654	3,838	0.62%	819,846	3,193	0.52%
Non-interest-bearing liabilities	377,018			369,746
Total liabilities	1,206,672			1,189,592
Total shareholders' equity	223,495			124,924
Total liabilities and shareholders' equity	$1,430,167			$1,314,516
Net interest income		$37,865			$36,739
Net interest rate spread (1)			3.69%			3.94%
Net interest-earning assets (2)	$467,111			$380,227
Net interest margin (3)			3.90%			4.10%
Average interest-earning assets to interest-bearing liabilities	156.30%			146.38%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2020 vs. 2019			2020 vs. 2019
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,569	$(1,725)	$(156)	$1,546	$(322)	$1,224
Securities	(68)	(63)	(131)	(214)	11	(203)
Interest-earning deposits and other	591	(615)	(24)	829	(79)	750
Total interest-earning assets	2,092	(2,403)	(311)	2,161	(390)	1,771

Interest-bearing liabilities:
Demand deposits	7	(6)	1	(4)	13	9
Savings deposits	(2)	2	—	(2)	2	—
Money market deposits	29	31	60	79	336	415
Certificates of deposit	(4)	74	70	25	326	351
Total interest-bearing deposits	30	101	131	98	677	775
Borrowings and other	(8)	(27)	(35)	(67)	(63)	(130)
Total interest-bearing liabilities	22	74	96	31	614	645
Change in net interest income	$2,070	$(2,477)	$(407)	$2,130	$(1,004)	$1,126

Exclusive of the impact of PPP loans, the Company expects its fourth fiscal quarter of 2020 net interest margin to decrease due to the precipitous drop in the Federal Funds, Prime and LIBOR interest rates in the latter half of the third fiscal quarter of 2020, and the continued drop in the LIBOR interest rates in the fourth fiscal quarter of 2020. Expected decreases in average interest earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.0%, the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans is uncertain at this time and will likely cause interest earning asset yield volatility as loans are forgiven by the SBA.

Comparison of Financial Condition at March 31, 2020 and June 30, 2019

Total Assets. Total assets increased $19.7 million, or 1.3%, to $1.5 billion at March 31, 2020 from $1.48 billion at June 30, 2019. The increase was due primarily to an increase of $48.1 million, or 4.6% in net loans receivable as well as a $30.8 million, or 139.8% increase in other assets partially offset by a decrease of $39.9 million, or 17.3%, in cash and cash equivalents and a decrease of $18.1 million, or 19.7%, in securities available for sale. The $30.8 million increase in other assets from $22.1 million at June 30, 2019 to $52.9 million at March 31, 2020 was primarily due to an increase in the estimated fair value of derivative assets related to interest rate swaps.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $39.9 million, or 17.3%, to $190.2 million at March 31, 2020 from $230.1 million at June 30, 2019. This decrease resulted from net decreases in deposits of $93.6 million which included $38.8 million of deposits returned as a result of unfilled stock subscriptions related to the completion of our mutual holding company reorganization and minority stock issuance in July 2019, as well as, from an increase in net loans receivable of $48.1 million or 4.6% for the nine months ended March 31, 2020.  These uses of cash were partially offset by the minority stock issuance which resulted in $109.1 million of net proceeds to the Company, as well as, an increase of $20.0 million in borrowings from the Federal Home Loan Bank of New York.

Securities Available for Sale. Total securities available for sale decreased $18.1 million, or 19.7%, to $73.6 million at March 31, 2020 from $91.7 million at June 30, 2019. The decrease was primarily due to maturities of municipal obligations and U.S. Government obligations, as well as, the sale of U.S. Government obligations during the nine months ended March 31, 2020.  Due to the meaningful decline in fixed income yields during the period, along with uncertainties related to COVID-19, management favored maintaining increased levels of cash and cash equivalents to fund loans and/or provide for deposit outflows as opposed to reinvesting proceeds from maturing securities.

Securities Held to Maturity. Total securities held to maturity increased $266,000, or 6.9%, to $4.1 million at March 31, 2020 from $3.9 million at June 30, 2019 as purchases during the nine months ended March 31, 2020 exceeded maturities and principal reductions.

Net Loans. Net loans of $1.1 billion at March 31, 2020 increased $48.1 million, or 4.6%, from $1.05 billion at June 30, 2019. By loan category, commercial real estate loans increased by $44.2 million, or 10.7%, to $458.6 million at March 31, 2020 from $414.4 million at June 30, 2019 and consumer loans increased by $9.1 million, or 42.3%, to $30.6 million at March 31, 2020 from $21.5 million at June 30, 2019. In addition, one-to four-family residential real estate loans increased $4.4 million, or 1.6%, to $285.8 million at March 31, 2020 from $281.4 million at June 30, 2019; commercial construction loans increased $2.8 million, or 3.4%, to $88.1 million at March 31, 2020 from $85.3 million at June 30, 2019 and home equity loans increased $1.1 million, or 1.4%, to $81.4 million at March 31, 2020 from $80.3 million at June 30, 2019. These increases were somewhat offset by a decrease in commercial and industrial loans of $7.8 million, or 4.2%, to $175.5 million at March 31, 2020 from $183.3 million at June 30, 2019. The increase in commercial real estate loans was related to the funding of multiple relatively large loan commitments during the nine month period which are secured by seasoned properties inside of our market area, as well as, the conversion of several commercial construction loans to permanent financing during the period. The increase in consumer loans reflected an increase in personal loans to the owners of certain commercial businesses. The decrease in commercial and industrial loans was primarily due to loan charge-offs related to the Mann Entities’ commercial loan relationships of $15.8 million during the nine month period, partially offset by advances on other commercial and industrial loan commitments during the same period.

Deposits. Total deposits decreased $93.6 million, or 7.0%, to $1.24 billion at March 31, 2020 from $1.33 billion at June 30, 2019. The decrease in deposits reflected a decrease in interest-bearing demand accounts of $75.9 million, or 34.4%, to $144.6 million at March 31, 2020 from $220.5 million at June 30, 2019, a decrease in savings accounts of $12.7 million, or 5.0%, to $238.2 million at March 31, 2020 from $250.9 million at June 30, 2019, a decrease in certificates of deposit of $7.1, million or 5.4%, to $123.5 million at March 31, 2020 from $130.6 million at June 30, 2019, and a decrease in money market accounts of $9.5 million, or 2.6%, to $362.3 million at March 31, 2020 from $371.8 million at June 30, 2019, partially offset by an increase in non-interest bearing demand accounts of $11.6 million, or 3.2%, to $369.1 million at March 31, 2020 from $357.5 million at June 30, 2019. The decrease in interest-bearing demand accounts, savings accounts and money market accounts was primarily due to stock subscription orders from our minority stock offering being fulfilled or returned to subscribers. The decrease in certificates of deposit was primarily due to the maturity of certain large dollar accounts.

Borrowings. Borrowings from the Federal Home Loan Bank of New York increased to $20.0 million at March 31, 2020 from none at June 30, 2019. The increase was due to new short-term borrowings taken to bolster the Company’s on-balance sheet liquidity position during the early stages of the COVID-19 pandemic.

Total Shareholders’ Equity. Total shareholders’ equity increased $93.5 million, or 69.3%, to $228.5 million at March 31, 2020 from $135.0 million at June 30, 2019. The increase was primarily due to the completion of our minority stock issuance which resulted in $109.1 million in net proceeds to the Company. The increase was partially offset by the net loss of $8.0 million during the nine months ended March 31, 2020 and the unallocated common stock held by the ESOP of $12.8 million.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

General.  Net income decreased by $4.0 million to $849,000 for the three months ended March 31, 2020 from $4.8 million for the three months ended March 31, 2019. The decrease was primarily due to a $2.0 million increase in the provision for loan losses, a $1.3 million decrease in non-interest income, a $1.5 million increase in non-interest expense, and a $407,000 decrease in net interest income, partially offset by a $1.2 million decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $311,000, or 2.3%, to $13.3 million for the three months ended March 31, 2020, from $13.6 million for the three months ended March 31, 2019 due to decreases in interest income on loans, securities and interest-earning deposits. The decrease was a result of a 48 basis points decrease in the average yield on interest-earning assets to 4.14% for the three months ended March 31, 2020, from 4.62% for the three months ended March 31, 2019, largely offset by an increase in the average balance of interest-earning assets by $99.1 million to $1.3 billion during the quarter ended March 31, 2020 from $1.2 million during the quarter ended March 31, 2019.

Interest income on loans decreased $156,000, or 1.3%, to $12.3 million for the three months ended March 31, 2020 from $12.4 million for the three months ended March 31, 2019. Interest income on loans decreased primarily due to a 37 basis points decrease in the average yield on loans to 4.59% for the three months ended March 31, 2020 from 4.96% for the three months ended March 31, 2019 partially offset by a $58.0 million increase in the average balance of loans to $1.1 billion for the three months ended March 31, 2020 from $1.0 billion for the three months ended March 31, 2019.  The increase in the average balance of loans was due to our continued effort to increase our commercial loan portfolio, while the decrease in the average yield on loans was due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve during the second and third fiscal quarters of 2020 to reduce short-term interest rates.

Interest income on securities decreased $131,000, or 20.2%, to $518,000 for the three months ended March 31, 2020 from $649,000 for the three months ended March 31, 2019. Interest income on securities decreased due to a 27 basis points decrease in the average yield on securities to 2.22% for the three months ended March 31, 2020 from 2.49% for the three months ended March 31, 2019 as well as a $12.3 million decrease in the average balance of securities to $94.6 million for the three months ended March 31, 2020 from $106.9 million for the three months ended March 31, 2019. The decrease in average yield on securities was due to decreased market rates of interest for certain securities and the decrease in average balance was due to scheduled U.S. government and agency obligations and municipal obligation maturities, as well as, with the sale of U.S. government and agency obligations.

Interest income on interest-earning deposits decreased $24,000, or 4.7%, to $488,000 for the three months ended March 31, 2020 from $512,000 for the three months ended March 31, 2019. Interest income on interest-earning deposits decreased due to a 139 basis points decrease in the average yield on interest-earning deposits to 1.59% for the three months ended March 31, 2020 from 2.98% for the three months ended March 31, 2019 largely offset by an increase in the average balances of interest-earning deposits by $53.5 million to $123.9 million for the three months ended March 31, 2020 from $70.4 million for the three months ended March 31, 2019.

Interest Expense.  Interest expense increased $96,000, or 8.4%, to $1.2 million for the three months ended March 31, 2020 from $1.1 million for the three months ended March 31, 2019 as a result of an increase in interest expense on deposits. The increase primarily reflected a three basis points increase in the average cost of interest-bearing liabilities to 0.59% for the three months ended March 31, 2020 from 0.56% for the three months ended March 31, 2019, as well as a $13.7 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $131,000, or 12.1%, to $1.2 million for the three months ended March 31, 2020 from $1.1 million for the three months ended March 31, 2019. Interest expense on interest-bearing deposits increased primarily due to a five basis points increase in the average cost on interest-bearing deposits to 0.59% for the three months ended March 31, 2020 from 0.54% for the prior three months, as well as a $15.0 million increase in the average balance of deposits to $833.9 million for the three months ended March 31, 2020 from $818.9 million for the three months ended March 31, 2019. The increase in the average cost of deposits reflected competition from other financial service providers operating in our market, primarily with regard to certificate of deposit pricing.

Interest expense on Federal Home Loan Bank borrowings and other interest-bearing liabilities decreased $35,000 to $22,000 for the three months ended March 31, 2020 compared to the prior year period. The decrease was due to a 156 basis points decrease in the average cost of Federal Home Loan Bank of New York advances and other interest-bearing liabilities to 1.33% for the three months ended March 31, 2020 from 2.89% for the three months ended March 31, 2019 as well as a $1.4 million decrease in the average balance of Federal Home Loan Bank of New York advances and other interest-bearing liabilities to $6.7 million for the three months ended March 31, 2020 from $8.1 million for the three months ended March 31, 2019.

Net Interest Income.  Net interest income decreased $407,000, or 3.3%, to $12.1 million for the three months ended March 31, 2020 compared to $12.5 million for the three months ended March 31, 2019.  The decrease reflected a 53 basis points decrease in the net interest rate spread to 3.54% for the three months ended March 31, 2020 from 4.07% for the three months ended March 31, 2019, partially offset by a $85.5 million increase in the average balance of net interest-earning assets to $471.6 million for the three months ended March 31, 2020 from $386.1 million for the three months ended March 31, 2019.  The net interest margin decreased 48 basis points to 3.75% for the three months ended March 31, 2020 from 4.23% for the three months ended March 31, 2019. Due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic, we expect further compression in our net interest margin in future periods.

Provision for Loan Losses.  We recorded a provision for loan losses of $2.6 million for the three months ended March 31, 2020 compared to $570,000 for the three months ended March 31, 2019. The increase in the provision was primarily due to an increase in our qualitative loss reserve factors relating to local, national, and global economic conditions which have experienced significant deterioration as a result of the COVID-19 pandemic.  Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that its provision for loan losses will be elevated in the fourth fiscal quarter of 2020 and potentially beyond. The Company realized net recoveries of $1.6 million for the three months ended March 31, 2020, compared to net charge-offs of $100,000 for the three months ended March 31, 2019. Net recoveries for the three months ended March 31, 2020 included  a partial recovery in the amount of $1.7 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationship in the first fiscal quarter of 2020. Non-performing assets decreased to $11.0 million, or 0.73% of total assets, at March 31, 2020, compared to $12.8 million, or 0.87% of total assets, at June 30, 2019. The allowance for loan losses was $20.7 million, or 1.85% of net loans outstanding at March 31, 2020 and $14.1 million, or 1.34% of net loans outstanding at March 31, 2019. We expect economic uncertainty to continue for additional periods which may result in the allowance for loan losses as a percentage of total loans increasing in the future.

Non-Interest Income.  Non-interest income decreased $1.3 million, or 32.9%, to $2.7 million for the three months ended March 31, 2020 from $4.0 million for the three months ended March 31, 2019.  The decrease was primarily due to a $1.0 million net loss on equity securities, and a $514,000 decrease in bank fees and service charges, partially offset by a $241,000 increase in income attributable to our insurance and wealth management services. The net loss on equity securities during the three months ended March 31, 2020 was due to the mark to market of our equity securities during a period of severe market volatility related to the COVID-19 pandemic. Bank fees and service charges decreased primarily due to a reduction in commercial loan fees. Our insurance services income for the three months ended March 31, 2020 continues to reflect the impact of the adoption of the new revenue recognition accounting standards (refer to the Unaudited Consolidated Financial Statements - Note 10 for additional information).

Non-Interest Expense.  Non-interest expense increased $1.5 million, or 15.2%, to $11.1 million for the three months ended March 31, 2020 from $9.6 million for the three months ended March 31, 2019.  The $1.5 million increase was primarily due to an increase in salaries and benefits expense of $472,000, and an increase in professional fees of $885,000.  Salaries and benefits expense increased due to annual increases and ESOP expenses.  Professional fees increased mainly due to expenses related to the Mann Entities’ potentially fraudulent activity and related litigation.

Income Tax Expense. Income tax expense decreased $1.2 million to $211,000 for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019 due to the decrease in income before income taxes. Our effective tax rate was 19.9% for the three months ended March 31, 2020 compared to 23.1% for the three months ended March 31, 2019.

Comparison of Operating Results for the Nine Months Ended March 31, 2020 and March 31, 2019

General.  Net income decreased by $22.0 million to an $8.0 million net loss for the nine months ended March 31, 2020 from $14.0 million in net income for the nine months ended March 31, 2019.  The decrease was primarily due to an $18.7 million increase in the provision for loan losses and a $12.8 million increase in non-interest expense, partially offset by a $1.1 million increase in net interest income, a $1.5 million increase in non-interest income, and a $6.8 million decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $1.8 million, or 4.4%, to $41.7 million for the nine months ended March 31, 2020, from $39.9 million for the nine months ended March 31, 2019 primarily due to increases in interest income on loans and interest-earning deposits, offset by a decrease in interest income on securities. The increase reflected a $96.7 million increase in the average balance of interest-earning assets partially offset by a 16 basis point decrease in the average yield on interest-earning assets to 4.30% for the nine months ended March 31, 2020, from 4.46% for the nine months ended March 31, 2019.

Interest income on loans increased $1.2 million, or 3.3%, to $38.1 million for the nine months ended March 31, 2020 from $36.9 million for the nine months ended March 31, 2019. Interest income on loans increased primarily due to a $51.6 million increase in the average balance of loans to $1.1 billion for the nine months ended March 31, 2020 from $1.0 billion for the nine months ended March 31, 2019, offset by a nine basis points decrease in the average yield on loans to 4.73% for the nine months ended March 31, 2020 from 4.82% for the nine months ended March 31, 2019.  The increase in the average balance of loans was due to our continued effort to increase our commercial loan portfolio, while the decrease in the average yield on loans was primarily due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve during the second and third fiscal quarters of 2020 to reduce short-term interest rates.

Interest income on securities decreased $203,000, or 10.6%, to $1.7 million for the nine months ended March 31, 2020 from $1.9 million for the nine months ended March 31, 2019. Interest income on securities decreased due to a $13.1 million decrease in the average balance of securities to $97.3 million for the nine months ended March 31, 2020 from $110.4 million for the nine months ended March 31, 2019. The decrease in the average balance of securities was partially offset by a three basis points increase in the average yield on securities to 2.35% for the nine months ended March 31, 2020 from 2.32% for the nine months ended March 31, 2019. The decrease in the average balance of securities was due to scheduled U.S. government and agency and municipal obligation maturities, as well as, with the sale of U.S. government and agency obligations.

Interest income on interest-earning deposits increased $751,000, or 67.4%, to $1.9 million for the nine months ended March 31, 2020 from $1.1 million for the nine months ended March 31, 2019. Interest income on interest-earning deposits increased as average balances on interest-earning deposits increased by $58.2 million to $121.1 million for the nine months ended March 31, 2020 from $62.9 million for the nine months ended March 31, 2019. The increase was offset by a 31 basis points decrease in the average yield on interest-earning deposits to 2.06% for the nine months ended March 31, 2020 from 2.37% for the nine months ended March 31, 2019 as market interest rates decreased.

Interest Expense.  Interest expense increased $645,000, or 20.2%, to $3.8 million for the nine months ended March 31, 2020 from $3.2 million for the nine months ended March 31, 2019 as a result of an increase in interest expense on deposits. The increase primarily reflected a 10 basis points increase in the average cost of interest-bearing liabilities to 0.62% for the nine months ended March 31, 2020 from 0.52% for the nine months ended March 31, 2019, as well as a $9.8 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $775,000, or 26.0%, to $3.8 million for the nine months ended March 31, 2020 from $3.0 million for the nine months ended March 31, 2019. Interest expense on interest-bearing deposits increased primarily due to a 12 basis points increase in the average cost on interest-bearing deposits to 0.61% for the nine months ended March 31, 2020 from 0.49% for the prior nine months as well as a $13.4 million increase in the average balance of deposits to $824.3 million for the nine months ended March 31, 2020 from $810.9 million for the nine months ended March 31, 2019. The increase in the average cost of deposits reflected competition from other financial service providers operating in our market.

Interest expense on Federal Home Loan Bank of New York borrowings and other interest-bearing liabilities decreased $130,000 to $77,000 for the nine months ended March 31, 2020 compared to the prior year period. The decrease was due primarily to a $3.6 million decrease in the average balance of Federal Home Loan Bank of New York advances and other interest-bearing liabilities to $5.4 million for the nine months ended March 31, 2020 from $9.0 million for the nine months ended March 31, 2019, as well as a 117 basis points decrease in the average cost of Federal Home Loan Bank of New York advances and other interest-bearing liabilities to 1.92% for the nine months ended March 31, 2020 from 3.09% for the nine months ended March 31, 2019.

Net Interest Income.  Net interest income increased $1.2 million, or 3.1%, to $37.9 million for the nine months ended March 31, 2020 compared to $36.7 million for the nine months ended March 31, 2019.  The increase reflected an $86.9 million increase in the average balance of net interest-earning assets to $467.1 million for the nine months ended March 31, 2020 from $380.2 million for the nine months ended March 31, 2019, offset by a 25 basis points decrease in the net interest rate spread to 3.69% for the nine months ended March 31, 2020 from 3.94% for the nine months ended March 31, 2019.  The net interest margin decreased 20 basis points to 3.90% for the nine months ended March 31, 2020 from 4.10% for the nine months ended March 31, 2019. Due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic, we expect further compression in our net interest margin in future periods.

Provision for Loan Losses.  We recorded  a provision for loan losses of $20.4 million for the nine months ended March 31, 2020 compared to $1.8 million for the nine months ended March 31, 2019. The increase in the provision was primarily due to a specific provision in the amount of $15.8 million for the nine months ended March 31, 2020 related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. In addition, the increase in the provision was due to an increase in our qualitative loss reserve factors relating to local, national, and global economic conditions which have experienced significant deterioration as a result of the COVID-19 pandemic.  Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that its provision for loan losses will be elevated in the fourth fiscal quarter of 2020 and potentially beyond. Net charge-offs increased to $14.2 million for the nine months ended March 31, 2020, compared to $1.2 million for the nine months ended March 31, 2019.  Non-performing assets decreased to $11.0 million, or 0.73% of total assets, at March 31, 2020, compared to $12.8 million, or 0.87% of total assets, at June 30, 2019. The allowance for loan losses was $20.7 million, or 1.85% of net loans outstanding, at March 31, 2020 and $14.1 million, or 1.34% of net loans outstanding, at March 31, 2019. We expect economic uncertainty to continue for additional periods which may result in the allowance for loan losses as a percentage of total loans increasing in the future.

Non-Interest Income.  Non-interest income increased $1.6 million, or 14.5%, to $12.1 million for the nine months ended March 31, 2020 from $10.5 million for the nine months ended March 31, 2019.  The increase was primarily due to an increase of $761,000 in bank fees and service charges, a $383,000 increase in income attributable to our insurance and wealth management services, a $548,000 decrease in the loss on disposal of assets, and a $442,000 increase in Bank-owned life insurance, offset by a $735,000 net loss on equity securities. Bank fees and service charges increased primarily due to commercial loan fees. Our insurance services income for the nine months ended March 31, 2020 continues to reflect the impact of the adoption of the new revenue recognition accounting standards (refer to the Unaudited Consolidated Financial Statements - Note 10 for additional information). The decrease in loss on disposal of assets for the nine month period ended March 31, 2020 was primarily the result of the sale of a branch location during the nine month period ended March 31, 2019. The increase in bank-owned life insurance income was primarily due to proceeds from a death benefit during the nine months ended March 31, 2020. Net loss on equity securities during the nine months ended March 31, 2020 was due to the mark to market of our equity securities during a period of severe market volatility related to COVID-19 pandemic.

Non-Interest Expense.  Non-interest expense increased $12.8 million, or 45.5%, to $41.0 million for the nine months ended March 31, 2020 from $28.2 million for the nine months ended March 31, 2019.  The $12.8 million increase was primarily the result of the $5.4 million contribution of stock and cash to the Pioneer Bank Charitable Foundation in conjunction with our minority stock issuance, and a $2.5 million charge based on the net negative deposit balance of the various Mann Entities’ accounts after setoffs. Salaries and benefits expense increased $2.0 million due to annual increases and ESOP expenses. Additionally, professional fees increased $2.6 million to $2.9 million for the nine months ended March 31, 2020 from $268,000 for the nine months ended March 31, 2019, mainly due to expenses related to the Mann Entities’ potentially fraudulent activity and related litigation. The increase in non-interest expense was partially offset by a decrease in FDIC insurance premiums related to Small Bank Assessment Credits.

Income Tax Expense (Benefit). Income tax expense decreased $6.8 million to a $3.5 million benefit for the nine months ended March 31, 2020 from a $3.3 million expense for the nine months ended March 31, 2019. The income tax benefit was due to our $11.5 million loss before income taxes, which included the tax benefit related to our $5.4 million contribution to the Pioneer Bank Charitable Foundation. Income tax expense for the nine months ended March 31, 2019 reflected a $580,000 tax benefit related to the final evaluation of our net deferred tax asset in connection with the rate reduction resulting from the Tax Cuts and Jobs Act. Our effective tax rate was 30.4% for the nine months ended March 31, 2020 compared to 19.2% for the nine months ended March 31, 2019.

Asset Quality and Allowance for Loan Losses

Asset Quality. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and is in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method. See Item 2 – “Recent Developments – COVID-19 Pandemic”.

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

Pursuant to the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARE Act.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-accrual loans include non-accruing troubled debt restructurings of $185,000 at June 30, 2019. There were no non-accruing troubled debt restructurings as of March 31, 2020.

	At	At
	March 31,	June 30,
	2020	2019
	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,369	$5,618
Commercial and industrial	42	42
Commercial construction	1,298	1,377
One- to four-family residential real estate	4,191	4,028
Home equity loans and lines of credit	1,511	1,497
Consumer	210	—
Total non-accrual loans	10,621	12,562

Accruing loans past due 90 days or more:
Commercial real estate	56	58
Commercial and industrial	5	—
Commercial construction	—	—
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	54	41
Consumer	10	19
Total accruing loans past due 90 days or more	125	118

Real estate owned:
Commercial real estate	99	—
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	161	158
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	260	158

Total non-performing assets	$11,006	$12,838

Total accruing troubled debt restructured loans	$484	$—

Total non-performing loans to total loans	0.96%	1.19%
Total non-performing assets to total assets	0.73%	0.87%

During the nine months ended March 31, 2020,  non-accruing loans decreased primarily with respect to one non-accruing commercial real estate loan totaling $3.2 million which paid off,  partially offset by the addition of one non-accrual commercial real estate loan relationship totaling $1.4 million at March 31, 2020.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Nine Months Ended March 31,
	2020		2019
	(Dollars in thousands)
Allowance at beginning of period	$14,499		$13,510
Provision for loan losses	20,440		1,780

Charge offs:
Commercial real estate	1		—
Commercial and industrial	15,804		1,046
Commercial construction	—		—
One- to four-family residential real estate	19		56
Home equity loans and lines of credit	—		—
Consumer	153		151
Total charge-offs	15,977		1,253

Recoveries:
Commercial real estate	—		—
Commercial and industrial	1,707		—
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	1		—
Consumer	30		32
Total recoveries	1,738		32

Net charge-offs	14,239		1,221

Allowance at end of period	$20,700		$14,069

Allowance to non-performing loans	192.61%		108.40%
Allowance to total loans outstanding at the end of the period	1.85%		1.34%
Net charge-offs to average loans outstanding during the period	1.76	%(1)	0.16	%(1)

(1)	Annualized.

The nine months ended March 31, 2020 included a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships which were recognized in the first fiscal quarter of 2020. The nine months ended March 31, 2020 also included a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities’ commercial loan relationships which was recognized in the third fiscal quarter of 2020. In addition, the nine months ended March 31, 2020 included increased provision for loan losses due to an increase in our qualitative loss reserve factors relating to local, national, and global economic conditions which have experienced significant deterioration late in the third fiscal quarter of 2020 as a result of the COVID-19 pandemic.  Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that its provision for loan losses will be elevated in the fourth fiscal quarter of 2020 and potentially beyond.

Loan Deferrals Related to COVID-19 Pandemic.  The COVID-19 pandemic has created economic uncertainty resulting in increased temporary unemployment as well as the mandated closure of nonessential businesses.

In the table below, the commercial loan portfolio is presented by industry sector with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The commercial loan industry sector balances are as of March 31, 2020, and the deferrals are as of May 8, 2020.

	Loans by Industry Sector		Deferrals as of May 8, 2020
		Percentage of		Percentage of	Percentage of
	March 31, 2020	Commercial		Industry	Commercial
	Balance	Loans	Balance	Sector	Loans
	(Dollars in thousands)
Commercial Loans:
Real estate
Residential real estate, including lessors of residential buildings	$143,185	19.7%	$57,207	40.0%	7.9%
Non-residential real estate
Office	68,482	9.5%	9,033	13.2%	1.3%
Retail	64,464	8.9%	22,068	34.2%	3.1%
Industrial	26,600	3.7%	1,364	5.1%	0.2%
Self-storage	6,953	1.0%	397	5.7%	0.1%
Mixed use	26,396	3.7%	4,479	17.0%	0.6%
Other real estate	30,081	4.2%	14,404	47.9%	2.0%
Total real estate	366,161	50.7%	108,952	29.8%	15.1%
Construction	107,539	14.9%	10,048	9.3%	1.4%
Accommodation and food service	59,266	8.2%	33,495	56.5%	4.6%
Retail trade	31,709	4.4%	7,453	23.5%	1.0%
Wholesale trade	23,495	3.3%	519	2.2%	0.1%
Finance and insurance	23,351	3.2%	237	1.0%	0.0%
Healthcare and social assistance	23,301	3.2%	6,468	27.8%	0.9%
Manufacturing	19,150	2.7%	3,117	16.3%	0.4%
Arts, entertainment and recreation	12,739	1.8%	2,874	22.6%	0.4%
Other	55,544	7.6%	16,894	30.4%	2.3%
Total commercial loans	$722,255	100.0%	$190,057	26.3%	26.3%

In the table below, the residential mortgage, home equity loans and lines, and consumer loan portfolios are presented with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The loan portfolio balances are as of March 31, 2020 and the deferrals are as of May 8, 2020:

	Loans by Portfolio	Deferrals as of May 8, 2020
	March 31, 2020		Percentage of
	Balance	Balance	Loan Category
	(Dollars in thousands)
Residential mortgages	$285,834	$23,785	8.3%
Home equity loans and lines	81,405	1,270	1.6%
Consumer	30,563	2,946	9.6%

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At March 31, 2020, we had the ability to borrow up to $397.1 million, of which $284.5 million was utilized as collateral for letters of credit issued to secure municipal deposits and $20.0 million was advanced. At March 31, 2020, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Potentially Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the third quarter of fiscal 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2020, cash and cash equivalents totaled $190.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $73.6 million at March 31, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2020 totaled $85.0 million, or 6.87%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At March 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Basel III transitional rules became effective for the Bank and Pioneer Commercial Bank on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios in order to avoid limitations on distributions and certain discretionary bonus payments to executive officers. The required capital conservation buffer is 2.50%.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second calendar quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio.

As of March  31, 2020, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of March 31, 2020

Tier 1 (leverage) capital	$174,488	12.18%	$57,703	4.00%	N/A	N/A	$72,128	5.00%
Risk-based capital
Common Tier 1	$174,488	15.12%	$51,943	4.50%	$80,800	7.00%	$75,028	6.50%
Tier 1	$174,488	15.12%	$69,257	6.00%	$98,114	8.50%	$92,343	8.00%
Total	$188,994	16.37%	$92,343	8.00%	$121,200	10.50%	$115,428	10.00%

As of June 30, 2019

Tier 1 (leverage) capital	$136,879	9.99%	$54,808	4.00%	N/A	N/A	$68,510	5.00%
Risk-based capital
Common Tier 1	$136,879	12.58%	$48,974	4.50%	$76,182	7.00%	$70,741	6.50%
Tier 1	$136,879	12.58%	$65,299	6.00%	$92,507	8.50%	$87,066	8.00%
Total	$150,776	13.85%	$87,066	8.00%	$114,274	10.50%	$108,832	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of March 31, 2020

Tier 1 (leverage) capital	$26,751	7.63%	$14,025	4.00%	N/A	N/A	$17,532	5.00%
Risk-based capital
Common Tier 1	$26,751	39.33%	$3,060	4.50%	$4,761	7.00%	$4,421	6.50%
Tier 1	$26,751	39.33%	$4,081	6.00%	$5,781	8.50%	$5,441	8.00%
Total	$26,751	39.33%	$5,441	8.00%	$7,141	10.50%	$6,801	10.00%

As of June 30, 2019

Tier 1 (leverage) capital	$24,502	7.64%	$12,826	4.00%	N/A	N/A	$16,032	5.00%
Risk-based capital
Common Tier 1	$24,502	42.25%	$2,610	4.50%	$4,059	7.00%	$3,769	6.50%
Tier 1	$24,502	42.25%	$3,480	6.00%	$4,929	8.50%	$4,639	8.00%
Total	$24,502	42.25%	$4,639	8.00%	$6,089	10.50%	$5,799	10.00%

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

At March 31, 2020, we had $268.4 million of commitments to originate or purchase loans, comprised of $158.0 million of commitments under commercial loans and lines of credit (including $40.5 million of unadvanced portions of commercial construction loans), $47.4 million of commitments under home equity loans and lines of credit, $24.3 million of commitments to purchase one- to four-family residential real estate loans and $8.1 million of unfunded commitments under consumer lines of credit. In addition, at March 31, 2020,  the Company had $30.5 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  As of March 31, 2020, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a‑15 and 15d‑15(e) under the Exchange Act.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s  rules and forms.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the third quarter of the fiscal year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decides the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint names several corporate entities affiliated with the Mann Parties as co-defendants and asserts claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint seeks a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted our motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion to reconsider the court’s motion to dismiss, along with a second amended complaint. On May 1, 2020, the Pioneer Parties filed their answer. The Pioneer Parties asserted numerous affirmative defenses and counterclaims against Southwestern and certain of the Mann Parties, including violations of common law fraud under New York law and the Racketeer Influenced and Corrupt Organization Act. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest.

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

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”), filed a complaint against the Bank in the Supreme Court of the State of New York, in the County of Albany, New York resulting from its participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. The timeframe within which the Bank’s response is due has been extended.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York, in the County of Albany, New York resulting from its participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. The timeframe within which the Bank’s response is due has been extended.

During the quarter ending March 31, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division. Cachet is currently involved in legal proceedings against certain Mann Parties and other related parties. The Bank is not listed as a creditor in the bankruptcy proceedings. However, in the filings with the bankruptcy court, Cachet asserts that the Bank is holding $7.0 million of its funds. The Company and the Bank dispute this assertion and, if necessary, intend to defend themselves vigorously.

On April 30, 2020, the U.S. Department of Justice, with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court, Northern District of New York (the “DOJ Complaint”). The complaint alleges, among other things, that the Company and the Bank wrongfully seized approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann.  The complaint alleges that the funds in question were comprised of payroll taxes withheld by Southwestern and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from seizing those funds to apply towards debts owed to the Bank.  The complaint seeks return of any payroll taxes, plus interest.  The Bank and the Company have not yet answered or otherwise responded to the government’s complaint. The DOJ Complaint relates to the same set of facts described above in Item 2 - “Recent Developments - Potentially Fraudulent Activity,” and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern complaint described above.

The Company and the Bank are defending each of these lawsuits vigorously, and management believes that the Company and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities. The ultimate outcome of these lawsuits, any other litigation, or other similar proceedings, involving the Company, the Bank or the Pioneer Parties, cannot be predicted with certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are expected to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These costs, settlements, judgments or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Other than disclosed above, we are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A – Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 or in Part II, Item 1A of the Company’s Quarterly Reports on Form 10-Q for the periods ended September 30, 2019 and December 31, 2019.

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home, including the State of New York, which has effected a stay-at-home order since March 22, 2020. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Since the COVID-19 outbreak, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  The State of New York and certain federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Additionally, we are a participating lender in the Paycheck Protection Program (PPP) under the CARES Act.  Under the PPP, small businesses may, subject to certain regulatory requirements, obtain low interest (1%), government-guaranteed SBA loans. These loans may be forgiven if the funds are used for designated expenses and meet certain designated requirements. If our borrowers fail to qualify for PPP loan forgiveness, or if the PPP loans are not fully guaranteed by the US government, we risk holding loans with unfavorable terms and may experience losses related to our PPP loans.

Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•

our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods or if the federal government fails to guarantee or forgive our customers’ PPP loans, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	our wealth management revenues may decline with continuing market turmoil;
•	our PPP customers may fail to qualify for PPP loan forgiveness, or we may experience other uncertainties or losses related to our PPP loans;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

COVID-19 has adversely impacted certain industries in which our customers operate and may impair their ability to fulfill their obligations to us. Further, the spread of the outbreak has disrupted banking and other financial activity in the areas in which we operate, and could lead to an economic recession or other additional severe disruptions in the U.S. economy, and could potentially create business continuity issues for us.

The COVID-19 pandemic started to cause major economic disruption and volatility as a result of governmental mandates (e.g., “shelter in place” mandates, business and school closures) and voluntary changes in consumer behavior (e.g., “social distancing”). In response to the shelter in place orders, currently many of our employees are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. Further, we also rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on its credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in  declines in loan demand and loan originations, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers may face unemployment, and certain businesses are at risk of insolvency as revenues declined precipitously. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our region over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during fiscal 2020 and beyond as the ability of many of our customers to make loan payments has been significantly affected. Although the Bank has made estimates of credit losses related to the pandemic, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact that the pandemic will have on the credit quality of our loan portfolio. The extent of the economic impact of the pandemic is also impossible to determine with certainty at this time as it is partly dependent on a still evolving virus. Accordingly, estimates of the pandemic’s effect on credit losses could change over time as additional information becomes available. If our estimates are incorrect, our allowance for loan losses may not be sufficient to cover losses in our loan portfolio. Any increases in such allowances will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

In addition, the Bank is providing assistance to commercial business and consumer loan borrowers in response to the COVID-19 pandemic, by offering short-term modifications such as interest only payments, payment deferrals, loan re-amortization, and increases of lines of credit. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If the economic disruption from the COVID-19 pandemic continues for several months or worsens, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

Further, given the widespread level of disruption to commercial and consumer activity due to COVID-19, the Company decided to adopt certain measures to assist its deposit customers in affected areas. These measures include the waiver of certain fees and charges, such as early withdrawal penalties for certificates of deposit and overdrafts, and while important to assist our customers, these concessions will negatively impact our results of operations.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

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
101

The following materials from Pioneer Bancorp, Inc. Form 10‑Q for the three and nine months ended March  31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Net Worth and Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

May 14, 2020	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

May 14, 2020	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer