Form 10-K
period 2020-06-30
Pioneer Bancorp, Inc./MD
filed 2020-09-28
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2020

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-38991

Pioneer Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	83-4274253
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

652 Albany Shaker Road, Albany New York	12211
(Address of principal executive offices)	(Zip code)

(518) 730-3025

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	PBFS	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻   No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻	Non-accelerated filer	⌧	Smaller reporting company	⌧	Emerging growth company	⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻   No ⌧

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $15.31 as of December 31, 2019 was $160.3 million.

As of September 25, 2020 there were 25,977,679 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

PART I

ITEM 1.Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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

In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

●	risks and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response;
●	risks related to the variety of litigation and other proceedings described in the “Legal Proceedings” section;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	risks that COVID-19 may adversely impact our customers and lead to a long-term economic recession and continuing a severe disruption in the U.S. economy, and could potentially create business continuity issues for us;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;

●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in cost of legal expenses, including defending against significant litigation;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

Pioneer Bancorp, Inc.

Pioneer Bancorp, Inc. (the “Company”) is a Maryland corporation that was organized in March 2019 and owns all of the issued and outstanding capital stock of Pioneer Bank (the “Bank”). On July 17, 2019, Pioneer Bancorp, Inc., became the holding company for the Bank, when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company sold 11,170,402 shares of common stock at a price of $10.00 per share to depositors of the Bank for net proceeds of $109.1 million, issued 14,287,723 shares of common stock to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock to the Pioneer Bank Charitable Foundation. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “PBFS.”

As a result of the completed minority stock offering, the Company files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as the Company that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Bank’s website (www.pioneerny.com), on the “Investor Relations” page, without charge from the Company.

The executive offices of the Company are located at 652 Albany Shaker Road, Albany, New York 12211, and its telephone number is (518) 730-3025. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the New York State Department of Financial Services (the “NYSDFS”).

Pioneer Bancorp, MHC

Pioneer Bancorp, MHC was formed as a New York mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of the Company’s common stock.

Pioneer Bancorp, MHC’s principal assets are the common stock of the Company it received in the reorganization and offering and $100,000 in cash in initial capitalization. Presently, it is expected that the only business activity of Pioneer Bancorp, MHC will be to own a majority of the Company’s common stock. Pioneer Bancorp, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under New York law, including investing in loans and securities. Pioneer Bancorp, MHC is subject to comprehensive regulation and examination by the Federal Reserve Board and NYSDFS.

Pioneer Bank

General

Founded in 1889, Pioneer Bank is a New York-chartered savings bank that operates 22 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties in New York. We consider these six counties, Schoharie County and the surrounding areas, as our primary market area for our business operations. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate commercial real estate loans, commercial and industrial loans, commercial construction loans and home equity loans and lines of credit and, to a lesser extent, consumer loans. Since January 2016, all of our one- to four-family residential real estate loans have been purchases through our relationship with Homestead Funding Corp., an unaffiliated mortgage banking company. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations and Federal Home Loan Bank of New York stock. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts. Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, Pioneer Commercial Bank. The Bank also sells commercial and consumer insurance products and employee benefit products and services through Anchor Agency, Inc., its insurance agency subsidiary, and provides wealth management services through its subsidiary, Pioneer Financial Services, Inc.

At June 30, 2020, we had consolidated total assets of $1.5 billion, total deposits of $1.3 billion and shareholders’ equity of $224.0 million. The Bank is subject to comprehensive regulation and examination by the NYSDFS and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.pioneerny.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our primary market area encompasses Albany, Greene, Rensselaer, Saratoga, Schenectady, Schoharie and Warren Counties, which are located in the Capital Region of New York and include the cities of Albany, the capital of New York, Schenectady and Troy. Our offices are located in these counties and surrounding areas, with the exception of Schoharie County. The Capital Region has a diversified economy and representative industries include educational services, technology and health care, along with a strong state government workforce. Large employers in the Capital Region include General Electric, Regeneron Pharmaceuticals, Inc., GlobalFoundries, the Golub Corporation, St. Peter’s Health Partners, Albany Medical Center, the Rensselaer Polytechnic Institute and the State of New York.

The total population in our primary market area in 2020 is approximately 1.0 million, as estimated by Claritas, which provides demographic data based on U.S. Census and other data sources. Of the seven counties in our market area, Saratoga County has the highest level of median household income, estimated at $91,676 in 2020 and projected to grow nearly 10.9% through 2026, and Schoharie County has the lowest median household income, estimated at $58,683 in 2020 and projected to grow 5.5% through 2026, compared to the 2020 estimated median household income of $74,462 and $67,761 for New York and the United States as a whole, respectively.

As of June 30, 2020, unemployment rates, according to the New York State Department of Labor, were 10.4% for Albany County, 11.4% for Greene County, 9.9% for Rensselaer County, 10.2% for Saratoga County, 11.7% for Schenectady County, 9.2% for Schoharie County and 11.5% for Warren County. As of June 30, 2020, the unemployment for the United States, New York State and the Capital Region of New York was 11.2%, 15.6% and 10.4%, respectively.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2020 (the latest date for which information is available), we had 2.71% of the FDIC insured deposit market share in Albany County among the 21 institutions with offices in the county, 16.59% of the FDIC insured deposit market share in Rensselaer County among the 11 institutions with offices in the county, 3.30% of the FDIC insured deposit market share in Saratoga County among the 17 institutions with offices in the county, 1.65% of the FDIC insured deposit market share in Greene County among the seven institutions with offices in the county, 4.47% of the FDIC insured deposit market share in Schenectady County among the 12 institutions with offices in the county and 0.64% of the FDIC insured deposit market share in Warren County among the 10 institutions with offices in the county. In all six counties, either New York City money center banks (e.g. JP Morgan Chase and Bank of America) or large regional banks (e.g., Key Bank, Citizens Bank, M&T Bank and TD Bank) have a large presence.

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

Our commercial lending efforts focus on the small-to-medium sized business market, targeting borrowers with outstanding loan balances that typically range between $2.5 million to $10.0 million. We focus primarily on commercial real estate loans, commercial and industrial loans and commercial construction loans in our market area. As part of the commercial lending strategy, we will continue to use our commercial relationships to increase our commercial transactional deposit accounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Commercial real estate	$450,452	38.5%	$414,375	38.9%	$375,852	37.7%	$399,074	42.2%	$293,445	36.7%
Commercial and industrial	237,223	20.3%	183,262	17.2%	194,183	19.5%	179,908	19.1%	123,470	15.5%
Commercial construction(1)	91,805	7.8%	85,274	8.0%	84,569	8.5%	67,928	7.2%	96,223	12.1%
One-to four-family residential real estate	279,960	23.9%	281,388	26.4%	249,635	25.0%	202,733	21.5%	197,670	24.8%
Home equity loans and lines of credit	80,345	6.9%	80,258	7.5%	78,286	7.8%	76,132	8.1%	69,423	8.7%
Consumer	30,860	2.6%	21,482	2.0%	14,977	1.5%	18,042	1.9%	17,878	2.2%
Total loans receivable	1,170,645	100.0%	1,066,039	100.0%	997,502	100.0%	943,817	100.0%	798,109	100.0%
Less:
Net deferred loan costs	605		2,398		1,910		765		695
Allowance for losses	(22,851)		(14,499)		(13,510)		(11,820)		(9,794)
Total loans receivable, net	$1,148,399		$1,053,938		$985,902		$932,762		$789,010

(1)	Represents amounts disbursed at June 30, 2020, 2019, 2018, 2017 and 2016. The undrawn amounts of the commercial construction loans totaled $35.8 million, $83.7 million, $68.3 million, $76.8 million and $49.1 million at June 30, 2020, 2019, 2018, 2017 and 2016, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

				One- to Four-
	Commercial Real	Commercial and	Commercial	Family
June 30, 2020	Estate	Industrial	Construction (1)	Residential

	(In thousands)
Amounts due in:
One year or less	$27,739	$98,114	$12,743	$122
More than one to five years	127,287	126,541	32,120	2,667
More than five years	295,426	12,568	46,942	277,171
Total	$450,452	$237,223	$91,805	$279,960

(1)	Includes commercial construction loans that convert to commercial real estate loans upon completion of the construction phase.

	Home Equity
	Loans and Lines
June 30, 2020	of Credit	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$88	$19,799	$158,605
More than one to five years	2,357	9,350	300,322
More than five years	77,900	1,711	711,718
Total	$80,345	$30,860	$1,170,645

The following table sets forth our fixed and adjustable-rate loans at June 30, 2020 that are contractually due after June 30, 2021.

	Due After June 30, 2021
	Fixed	Adjustable	Total

	(In thousands)
Commercial:
Commercial real estate	$43,997	$378,716	$422,713
Commercial and industrial	113,554	25,555	139,109
Commercial construction	10,226	68,836	79,062
One- to four-family residential real estate	236,850	42,988	279,838
Home equity loans and lines of credit	47,932	32,325	80,257
Consumer	6,329	4,732	11,061
Total loans	$458,888	$553,152	$1,012,040

Commercial Real Estate Loans. At June 30, 2020, we had $450.5 million in commercial real estate loans, representing 38.5% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties, substantially all of which are located in our primary market area. At June 30, 2020, multi-family residential real estate loans, which are described below, totaled $82.5 million. Excluding multi-family loans, $106.3 million of our commercial real estate portfolio was owner-occupied real estate and $261.7 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum terms of 10 years based on a 20-year amortization schedule, and loan-to-value ratios of up to 80% (or 75% for non-owner occupied) of the appraised value of the property. Our typical commercial real estate loan has an adjustable rate which generally adjusts every five years that is indexed to the five-year Federal Home Loan Bank of New York amortizing advance indications, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have cash infusions of at least 10% of the loan amount or project cost and that properties with a loan in excess of $500,000 are subject to biennial inspections to verify if appropriate maintenance is being performed.

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

At June 30, 2020, multi-family real estate loans, which we consider a sub-category of commercial real estate loans, totaled $82.5 million, or 18.3% of our commercial real estate loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units within our market area. We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally of up to 25 years (or 30 years if the age of the collateral is less than 10 years old), which may include balloon payments. Interest rates and payments on our adjustable-rate loans adjust generally every five years and generally are indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin.

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

Commercial and Industrial Loans. We originate commercial loans and lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At June 30, 2020, commercial and industrial loans totaled $237.2 million, or 20.3% of our total loan portfolio. Customers for these loans include professional businesses, family-owned businesses and not for profit businesses. As part of our relationship-driven focus, we generally require our commercial borrowers to maintain a deposit account with us, which improves our interest rate spread, margin and overall profitability.

Commercial lending products include revolving lines of credit and term loans. Our commercial lines of credit are typically made with adjustable interest rates, indexed to either the London Interbank Offered Rate (“LIBOR”) or The Wall Street Journal Prime Rate, plus a margin, and we can demand repayment of the borrowed amount due at any time. Term loans are generally made with fixed interest rates, indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin, and are for terms up to 10 years. We focus our efforts on experienced, growing small- to medium-sized, privately-held companies with solid operating history and projected cash flow that operate in our market area.

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

Commercial and industrial loans also include loans originated under the Paycheck Protection Program (“PPP”), a $650 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). In 2020, the Bank became a qualified SBA lender and was authorized to originate PPP loans.  An eligible business can generally apply for a PPP loan up to the greater of: 2.5 times its average monthly payroll costs, or $10.0 million.  PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the period the business has used such funds.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. Through June 30, 2020, the Bank has originated 624 PPP loans totaling $74.0 million.

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

Commercial Construction Loans. We originate loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to fund infrastructure improvements. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At June 30, 2020, commercial construction loans totaled $91.8 million, or 7.8% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $35.8 million at June 30, 2020.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2020, $280.0 million, or 23.9%, of our total loan portfolio consisted of one- to four-family residential real estate loans (residential mortgages). In January 2016, we entered into a strategic partnership with Homestead Funding Corp., an unaffiliated mortgage banking company, to outsource our residential mortgage loan originations, underwriting and closing processes. As a result, we no longer process this type of loan in-house; and instead residential mortgage loans are processed through Homestead Funding Corp. Pioneer Bank has no ownership interest in this company or any common employees or directors. Homestead Funding Corp.’s staff receives the loan referral from us and then handles the underwriting, processing and closing of the loan. One- to four-family residential real estate loans are funded by Homestead Funding Corp. with an option for the Bank to purchase the loan upon funding. Through our relationship with Homestead Funding Corp., we can assist applicants in obtaining financing from the mortgage banking company, but we are not required to commit to purchase or portfolio any loan originated by Homestead Funding Corp. The decision whether to acquire each loan is made at the time the borrower’s application is submitted to Homestead Funding Corp. and must generally comply with underwriting guidelines that we have approved. However the Bank normally purchases such loans so long as they meet our underwriting standards. We may also purchase one- to four-family residential real estate loans from Homestead Funding Corp. to customers who were not referred to the mortgage banking company by the Bank.

For each purchased loan, we generally pay a fixed aggregate fee to Homestead Funding Corp. of 1.75% of the loan balance. This fixed aggregate fee is paid by us regardless of whether the loan was originated by the mortgage banking company directly or was due to our customer referral. We receive no fee for referring a customer to Homestead Funding Corp. For the year ended June 30, 2020, we purchased for our portfolio $46.8 million of loans originated through Homestead Funding Corp. As part of purchasing the loans, we typically acquire the servicing rights to the loans in order to best assist the customer relationship. The purchased loans are acquired from Homestead Funding Corp. without recourse or any right against the mortgage banking company to require the loans to be repurchased from us. The fixed aggregate fee we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed-rate single-family mortgage loans, as well as adjustable-rate single-family loans, with maturities up to 30 years. At June 30, 2020, our one- to four-family residential real estate loans consisted of $237.0 million of fixed-rate loans and $43.0 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area and many are underwritten according to Fannie Mae guidelines. We refer to loans that conform to the Fannie Mae guidelines as “conforming loans.”  We also purchase for our portfolio loans above the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at June 30, 2020 was $510,400 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At June 30, 2020, we had $52.9 million in jumbo loans.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied, one- to four-family residences. At June 30, 2020, outstanding home equity loans and equity lines of credit totaled $80.3 million, or 6.9% of total loans outstanding. At June 30, 2020, the unadvanced portion of home equity lines of credit totaled $46.5 million.

The underwriting standards used for home equity loans and home equity lines of credit include a title review, the recordation of a lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan. The loan-to-value ratio for our home equity loans and our lines of credit is generally limited to 90% when combined with the first security lien, if applicable. Home equity loans are offered with fixed rates of interest and with terms of up to 20 years. Our home equity lines of credit generally have 25-year terms and adjustable rates of interest, subject to a contractual floor, which are indexed to The Wall Street Journal Prime Rate.

Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At June 30, 2020, $30.1 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans primarily consist of personal loans to the owners of certain commercial businesses who have commercial loans with us, and to a lesser extent, loans on automobiles and overdraft accounts. At June 30, 2020, consumer loans were $30.9 million, or 2.6% of our total loan portfolio.

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

We primarily participate in commercial real estate loans (including multi-family real estate loans), commercial and industrial loans and commercial construction loans. From time to time, we may purchase participation interests in loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At June 30, 2020, the outstanding balances of our loan participations where we are not the lead lender totaled $49.4 million, of which $20.1 million were commercial or multi-family real estate loans, $19.6 million were commercial and industrial loans and $9.7 million were commercial construction loans.

Loan Approval Procedures and Authority

Pursuant to New York law, the aggregate amount of loans that Pioneer Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Pioneer Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At June 30, 2020, based on the 15% limitation, Pioneer Bank’s loans-to-one-borrower limit was approximately $27.8 million. On the same date, Pioneer Bank had no borrowers with outstanding balances in excess of this amount.

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

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. Refer to the Loan Deferrals Related to COVID-19 Pandemic section on page 17.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2020			2019			2018
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$23	$211	$2,270	$3	$—	$5,490	$634	$21	$2,083
Commercial and industrial	—	26	1,551	—	—	42	1,346	45	659
Commercial construction	—	—	1,319	—	—	1,377	205	—	—
One- to four-family residential real estate	2,666	1,272	3,505	156	217	2,699	716	781	4,696
Home equity loans and lines of credit	1,217	1,259	1,383	476	318	988	205	385	1,183
Consumer	39	4	12	5	—	19	7	1	24
Total	$3,945	$2,772	$10,040	$640	$535	$10,615	$3,113	$1,233	$8,645

	At June 30,
	2017			2016
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$476	$2,135	$2,599	$256	$535	$1,480
Commercial and industrial	61	—	7	—	5	59
Commercial construction	—	—	—	—	—	—
One- to four-family residential real estate	1,080	399	3,908	1,188	7	3,270
Home equity loans and lines of credit	462	58	1,028	205	212	1,192
Consumer	101	100	354	314	144	300
Total	$2,180	$2,692	$7,896	$1,963	$903	$6,301

Loans that were 30-59 days past due totaled $3.9 million at June 30, 2020, representing an increase from $640,000 at June 30, 2019 and loans that were 60-89 days past due totaled $2.8 million at June 30, 2020, an increase from $535,000 at June 30, 2019. Increases in the 30-59 and 60-89 day past due categories were primarily one-to four family residential real estate and home equity loans and lines of credit and were related to borrowers affected by COVID-19 who did not request loan deferment as of June 30, 2020

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-accrual loans include non-accruing troubled debt restructurings of zero, $185,000, $235,000, $2.1 million and, $768,000 as of June 30, 2020, 2019, 2018, 2017 and 2016, respectively.

	At June 30,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,364	$5,618	$2,236	$2,375	$1,386
Commercial and industrial	95	42	705	3	59
Commercial construction	1,319	1,377	—	—	—
One- to four-family residential real estate	4,807	4,028	3,834	3,325	2,874
Home equity loans and lines of credit	1,865	1,497	970	899	955
Consumer	210	—	—	—	—
Total non-accrual loans	11,660	12,562	7,745	6,602	5,274

Accruing loans past due 90 days or more:
Commercial real estate	143	58	180	225	95
Commercial and industrial	1,455	—	—	4	—
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	—	—	1,232	583	395
Home equity loans and lines of credit	—	41	330	129	237
Consumer	12	19	24	354	300
Total accruing loans past due 90 days or more	1,610	118	1,766	1,295	1,027

Real estate owned:
Commercial real estate	99	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	161	158	—	—	—
Home equity loans and lines of credit	—	—	72	—	—
Consumer	—	—	—	—	—
Total real estate owned	260	158	72	—	—

Total non-performing assets	$13,530	$12,838	$9,583	$7,897	$6,301

Total accruing troubled debt restructured loans	$2,200	$—	$—	$—	$1,418

Total non-performing loans to total loans	1.13%	1.19%	0.95%	0.84%	0.79%
Total non-performing assets to total assets	0.89%	0.87%	0.75%	0.70%	0.63%

For the year ended June 30, 2020, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $639,000. Interest income recognized on such loans for the year ended June 30, 2020 was $228,000.

During the year ended June 30, 2020, non-accrual loans decreased primarily with respect to one commercial real estate loan totaling $3.2 million paying off, partially offset by an increase in other commercial real estate loans of $1.2 million, an increase in one-to four-family residential real estate loans totaling $779,000 and an increase in home equity loans and lines of credit totaling $368,000. At June 30, 2020, accruing commercial and industrial loans past due 90 days or more increased to $1.5 million from none at June 30, 2019 and was related to one loan that paid off in full subsequent to June 30, 2020.

Loan Deferrals Related to COVID-19 Pandemic.  The COVID-19 pandemic has created economic uncertainty resulting in increased unemployment as well as the mandated closure of nonessential businesses.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under accounting principles generally accepted in the United States of America (“GAAP”) related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has worked with its customers affected by COVID-19 and accommodated a significant amount of loan modifications across its loan portfolios. The Company anticipates that the number and amount of these modifications will decrease in the first fiscal quarter of 2021. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

In the table below, the commercial loan portfolio is presented by industry sector with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The commercial loan industry sector balances are as of June 30, 2020 and deferrals are as of June 30, 2020 and September 22, 2020.

	Loans by Industry Sector		Deferrals as of June 30, 2020		Deferrals as of September 22, 2020
		Percentage of		Percentage of		Percentage of
	June 30, 2020	Commercial		Commercial		Commercial
	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
Commercial Loans:
Real estate
Residential real estate, including lessors of residential buildings	$135,298	17.4%	$58,560	7.4%	$1,255	0.2%
Non-residential real estate
Office	61,409	7.9%	9,106	1.2%	—	0.0%
Retail	76,889	9.9%	17,631	2.3%	—	0.0%
Industrial	25,927	3.3%	1,109	0.1%	—	0.0%
Self-storage	6,913	0.9%	402	0.1%	—	0.0%
Mixed use	26,427	3.4%	10,045	1.3%	—	0.0%
Other real estate	31,103	4.0%	5,609	0.7%	513	0.1%
Total real estate	363,966	46.8%	102,462	13.1%	1,768	0.3%
Construction	123,466	15.7%	9,580	1.2%	—	0.0%
Accommodation and food service	65,876	8.5%	33,599	4.3%	21,841	2.8%
Retail trade	38,395	4.9%	744	0.1%	—	0.0%
Wholesale trade	27,884	3.6%	520	0.1%	—	0.0%
Finance and insurance	21,919	2.8%	236	0.0%	—	0.0%
Healthcare and social assistance	26,083	3.3%	6,434	0.9%	—	0.0%
Manufacturing	25,895	3.3%	3,202	0.4%	1,061	0.1%
Arts, entertainment and recreation	13,739	1.8%	5,700	0.7%	346	0.0%
Other	72,257	9.3%	7,794	1.0%	—	0.0%
Total commercial loans	$779,480	100.0%	$170,271	21.8%	$25,016	3.2%

In the table below, the residential mortgage, home equity loans and lines, and consumer loan portfolios are presented with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The loan portfolio balances are as of June 30, 2020 and deferrals are as of June 30, 2020 and September 22, 2020:

	Loans by Portfolio	Deferrals as of June 30, 2020		Deferrals as of September 22, 2020
	June 30, 2020		Percentage of		Percentage of
	Balance	Balance	Loan Category	Balance	Loan Category

	(Dollars in thousands)
Residential mortgages	$279,960	$23,243	8.3%	$5,492	2.0%
Home equity loans and lines	80,345	1,390	1.7%	95	0.1%
Consumer	30,860	2,737	8.9%	1,228	4.0%

On June 17, 2020, the New York legislature passed, and Governor Cuomo signed, new legislation which allows certain borrowers to seek forbearance on residential mortgage loans (including home equity loans) if financial hardship is demonstrated as a result of COVID-19 for up to 180 days with an option for an additional 180 days. The Company anticipates that this new law could increase the amount of residential forbearances in future periods.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of June 30, 2020, 2019 and 2018. The classified loans total at June 30, 2020 includes $11.7 million of non-performing loans.

	At June 30,
	2020	2019	2018

	(In thousands)
Classification of Loans:
Substandard	$31,234	$16,517	$10,016
Doubtful	53	—	659
Loss	—	—	—
Total Classified Loans	$31,287	$16,517	$10,675
Special Mention	$6,499	$2,666	$3,330

Total classified loans increased $14.8 million from $16.5 million at June 30, 2019 to $31.3 million at June 30, 2020 primarily with respect to an increase in substandard loans consisting of a loan relationship mainly consisting of commercial real estate loans totaling $8.6 million, a loan relationship mainly consisting of commercial real estate loans totaling $5.3 million, a loan relationship including two commercial and industrial loans of $1.3 million, a loan relationship including two commercial real estate loans totaling $1.2 million and a loan relationship including one commercial and industrial loan totaling $1.0 million.

Total special mention loans increased $3.8 million from $2.7 million at June 30, 2019 to $6.5 million at June 30, 2020 primarily with respect to two commercial and industrial loan relationships totaling $3.8 million and $2.5 million, respectively, partially offset by one loan relationship including two commercial real estate loans totaling $1.2 million migrated to substandard.

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

In addition, the NYSDFS and the FDIC periodically review our allowance for loan losses and as a result of such reviews, we may have to materially adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended June 30,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Allowance at beginning of year	$14,499	$13,510	$11,820	$9,794	$9,011
Provision for loan losses	22,590	2,350	1,970	2,395	1,180

Charge offs:
Commercial real estate	—	—	121	—	—
Commercial and industrial	15,805	1,086	53	38	169
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	19	85	—	148	118
Home equity loans and lines of credit	—	47	17	104	57
Consumer	162	179	152	165	160
Total charge-offs	15,986	1,397	343	455	504

Recoveries:
Commercial real estate	—	—	—	—	10
Commercial and industrial	1,707	—	—	5	5
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	—	—	—	—	—
Home equity loans and lines of credit	1	—	3	15	14
Consumer	40	36	60	66	78
Total recoveries	1,748	36	63	86	107

Net charge-offs	14,238	1,361	280	369	397

Allowance at end of year	$22,851	$14,499	$13,510	$11,820	$9,794

Allowance to non-performing loans	172.20%	114.35%	142.05%	149.68%	155.44%
Allowance to total loans outstanding at the end of the year	1.95%	1.36%	1.35%	1.25%	1.23%
Net charge-offs to average loans outstanding during the year	1.30%	0.13%	0.03%	0.04%	0.05%

During the year ended June 30, 2020, our total charge-offs of $16.0 million included a $15.8 million charge-off related to the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships which were recognized in the first fiscal quarter of 2020. The year ended June 30, 2020 also included a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities’ commercial loan relationships which was recognized in the third fiscal quarter of 2020. We increased the provision for loan losses by $15.8 million to reflect the net charge-off of the Mann Entities’ commercial loan relationships during fiscal 2020. In addition, the year ended June 30, 2020 included increased provision for loan losses due to an increase in our qualitative loss reserve factors relating to local, national, and global economic conditions which have experienced significant deterioration beginning late in the third fiscal quarter of 2020 and continuing into the fourth fiscal quarter of 2020 as a result of the COVID-19 pandemic.  Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that its provision for loan losses will be elevated in the first fiscal quarter of 2021 and potentially beyond.

At June 30, 2020, the allowance for loan losses included specific reserves totaling $929,000, including $904,000 for two commercial and industrial loan relationships classified as impaired and $25,000 for one commercial real estate loan classified as impaired.

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

	At June 30,
	2020			2019			2018
		Percent of			Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$10,549	46.2%	38.5%	$6,440	44.4%	38.4%	$5,254	38.8%	37.7%
Commercial and industrial	4,885	21.4%	20.3%	3,293	22.7%	17.6%	3,977	29.5%	19.5%
Commercial construction	2,136	9.3%	7.8%	1,324	9.1%	7.7%	1,183	8.8%	8.5%
One- to four-family residential real estate	3,484	15.2%	23.9%	2,360	16.3%	26.7%	2,166	16.0%	25.0%
Home equity loans and lines of credit	1,303	5.7%	6.9%	813	5.6%	7.5%	770	5.7%	7.8%
Consumer	494	2.2%	2.6%	269	1.9%	2.1%	160	1.2%	1.5%
Total	$22,851	100.0%	100.0%	$14,499	100.0%	100.0%	$13,510	100.0%	100.0%

	At June 30,
	2017			2016
		Percent of			Percent of
		Allowance			Allowance
		in Category	Percent of		in Category	Percent of
	Allowance	to Total	Loans in	Allowance	to Total	Loans in
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$5,978	50.6%	42.3%	$4,468	45.6%	36.8%
Commercial and industrial	2,565	21.7%	19.1%	1,795	18.3%	15.5%
Commercial construction	963	8.1%	7.2%	1,374	14.0%	12.1%
One- to four-family residential real estate	1,427	12.1%	21.5%	1,390	14.2%	24.8%
Home equity loans and lines of credit	740	6.3%	8.1%	625	6.4%	8.7%
Consumer	147	1.2%	1.9%	142	1.5%	2.2%
Total	$11,820	100.0%	100.0%	$9,794	100.0%	100.0%

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

Debt securities investment accounting guidance requires that, at the time of purchase, we designate a debt security as held to maturity, available for sale, or trading, depending on our ability and intent.

U.S. Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2020, U.S. Government securities consisted primarily of U.S. Treasury securities.

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

Corporate Debt Securities. We invest in corporate debt securities issued primarily by companies in the financial sector.

Mortgage-backed and other asset-backed securities. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae and in other asset backed securities.

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

	At June 30,
	2020		2019		2018
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$61,299	$61,511	$70,706	$70,867	$58,743	$58,558
Mortgage-backed securities	78	78	109	112	146	150
Asset-backed securities	65	110	75	128	115	162
Collateralized mortgage obligations	430	684	525	889	692	1,079
Municipal obligations	13,381	13,385	14,666	14,699	19,264	19,263
Total	$75,253	$75,768	$86,081	$86,695	$78,960	$79,212

	At June 30,
	2020		2019		2018
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities held to maturity:
Municipal obligations	$4,822	$4,917	$3,873	$3,887	$5,297	$5,326
Corporate debt securities	2,000	2,000	—	—	—	—
Total	$6,822	$6,917	$3,873	$3,887	$5,297	$5,326

	At June 30,
	2020		2019		2018
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Equity Securities:
Preferred stock	$6,007	5,056	6,007	5,040	6,007	5,749
Common stock	2,807	$3,477	$2,807	$3,618	$2,541	$3,102
Total	$8,814	$8,533	$8,814	$8,658	$8,548	$8,851

Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at June 30, 2020 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$46,016	1.63%	$15,283	0.18%	$—	—%	$—	—%	$61,299	$61,511	1.27%
Mortgage-backed securities	—	—%	3	4.08%	37	2.85%	38	2.98%	78	78	2.96%
Asset-backed securities	—	—%	—	—%	—	—%	65	3.37%	65	110	3.37%
Collateralized mortgage obligations	—	—%	—	—%	5	2.64%	425	4.18%	430	684	4.16%
Municipal obligations	10,381	1.23%	3,000	0.73%	—	—%	—	—%	13,381	13,385	1.12%
Total	$56,397		$18,286		$42		$528		$75,253	$75,768

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities held to maturity:
Municipal obligations	$3,636	2.34%	$1,076	2.38%	$110	5.49%	$—	—%	$4,822	$4,917	2.42%
Corporate debt securities	—	—%	—	—%	2,000	5.50%	—	—%	2,000	2,000	5.50%
Total	$3,636		$1,076		$2,110		$—		$6,822	$6,917

Sources of Funds

General. Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of New York advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan sales, loan prepayments, retained earnings and income on interest earning assets. While scheduled loan payments and income on interest earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. We generally request commercial business borrowers to maintain their primary deposit accounts with us. At June 30, 2020, we had no brokered deposits, but our policy permits us to access such funds if additional liquidity is necessary. We offer deposit accounts to municipalities through our limited purpose subsidiary, Pioneer Commercial Bank, at June 30, 2020, we held $267.3 million in municipal deposits, which represented 21.0% of our deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as towns, cities, school districts and other municipalities. We generally solicit their operating and savings accounts and not time-based deposits. Municipal deposit accounts are collateralized by Federal Home Loan Bank of New York letters of credit and by eligible government and government agency securities and municipal obligations. We believe that municipal deposits provide a low cost and stable source of funds and we intend to continue to solicit these types of funds.

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

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2020			2019			2018
			Average			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand accounts	$437,536	34.4%	—	$357,523	26.9%	—	$345,048	30.0%	—
Demand accounts	110,711	8.7%	0.13%	220,546	16.6%	0.17%	97,191	8.4%	0.31%
Savings accounts	258,581	20.4%	0.05%	250,856	18.8%	0.05%	244,050	21.2%	0.05%
Money market accounts	343,763	27.1%	0.27%	371,828	27.9%	0.59%	334,884	29.1%	0.43%
Certificates of deposit	119,559	9.4%	1.61%	130,565	9.8%	1.77%	129,089	11.2%	1.29%
Total	$1,270,150	100.0%	0.25%	$1,331,318	100.0%	0.38%	$1,150,262	100.0%	0.31%

As of June 30, 2020, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $57.1 million. The following table sets forth the maturity of these certificates as of June 30, 2020.

At
June 30, 2020
(In thousands)
Maturity Period:
Three months or less	$15,814
Over three through six months	11,174
Over six through twelve months	13,832
Over twelve months	16,243
Total	$57,063

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York. At June 30, 2020, the Company pledged approximately $449.5 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2020, the maximum amount of funding available from the FHLBNY was $375.9 million, of which none was utilized for borrowings and $222.5 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits, resulting in $153.4 million of available borrowing capacity.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Year Ended June 30,
	2020	2019	2018

	(Dollars in thousands)

Balance outstanding at end of period	$—	$—	$—
Weighted average interest rate at the end of period	—%	—%	—%
Maximum amount of borrowings outstanding at any month end during the period	$20,000	$30,000	$5,000
Average balance outstanding during the period	$4,433	$4,027	$151
Weighted average interest rate during the period	0.68%	2.66%	1.32%

Subsidiaries

Pioneer Commercial Bank. Pioneer Commercial Bank is a New York-chartered limited-purpose commercial bank wholly owned by Pioneer Bank. Pioneer Bank incorporated Pioneer Commercial Bank in October 2004 in order to be able to accept municipal deposits. New York State law prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). The limited-purpose commercial bank subsidiary has enabled us to establish banking relationships with municipalities and other public entities throughout our market area. At

June 30, 2020, Pioneer Commercial Bank had $303.7 million in assets, consisting primarily of cash and municipal obligations. Pioneer Commercial Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the FDIC. All disclosures in this Annual Report on Form 10-K relating to Pioneer Bank’s consolidated investments and deposits include the investments and deposits that are held by Pioneer Commercial Bank.

Anchor Agency, Inc. In 2016, Pioneer Bank acquired Anchor Agency, Inc., a New York corporation and wholly-owned subsidiary of Pioneer Bank, which is a full-service insurance agency offering personal and commercial insurance, including homeowners, automobile and comprehensive business insurance. Anchor Agency, Inc. works with major national insurance companies as well as specialty markets. Anchor Agency, Inc. also offers employee benefits products and consulting services under the name Pioneer Benefits Consulting, including group health, dental, disability and life insurance products and defined contribution and defined benefit administration and human resource management services. Anchor Agency, Inc. operates from Pioneer Bank’s headquarters in Albany, New York. Expansion into the insurance and employee benefit services business has enabled Pioneer Bank to evolve from a traditional depository institution into a full-service financial services organization. All disclosures in this Annual Report on Form 10-K relating to Pioneer Bank are consolidated to include the activities of Anchor Agency, Inc.

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of Pioneer Bank, provides wealth management services to Pioneer Bank’s customers in partnership with LPL Financial, a registered broker dealer. It had $552.7 million of assets under management at June 30, 2020. Pioneer Financial Services, Inc. operates from Pioneer Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this Annual Report on Form 10-K relating to Pioneer Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

Personnel

As of June 30, 2020, we had 245 full-time employees and 22 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, Pioneer Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the FDIC. Pioneer Bank is a member of the Federal Home Loan Bank of New York and its deposits are insured up to applicable limits by the FDIC. Pioneer Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

As a New York-chartered mutual holding company, Pioneer Bancorp, MHC is regulated and subject to examination by the NYSDFS and the Federal Reserve Board. As a bank holding company, Pioneer Bancorp, Inc. also is required to comply with the rules and regulations of the Federal Reserve Board and the NYSDFS. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS. Pioneer Bancorp, Inc. also is subject to the rules and regulations of the SEC under the federal securities laws.

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

Federal Bank Regulation

Recent Regulatory Reform. On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (1) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (2) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (3) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (4) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the Federal Deposit Insurance Corporation’s brokered-deposit regulations; (5) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (6) allowing qualifying federal savings banks to elect to operate with the same powers available to a national bank; and (7) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the generally applicable leverage and risk-based capital requirements and the capital ratio for determining well-capitalized status. The federal banking regulators jointly issued a final rule on October 29, 2019 providing that a bank with less than $10 billion in assets may elect to use the community bank leverage ratio capital framework whereby it will be considered well-capitalized so long as the community bank’s leverage ratio is greater than 9%.  The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking agencies in August 2020 issued a final rule to set the community bank leverage ratio at 8% beginning in the second calendar quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. Pioneer Bank elected not to be subject to this new definition when it became effective on January 1, 2020.

Supervision and Enforcement Authority. Pioneer Bank is subject to extensive regulation, examination and supervision by the FDIC as the insurer of its deposits. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

Pioneer Bank must file reports with the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC to evaluate Pioneer Bank’s safety and soundness and compliance with various regulatory requirements.

The regulatory structure also gives the FDIC extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Capital Requirements. Under FDIC regulations, Pioneer Bank is subject to a comprehensive capital framework for U.S. banking organizations that was established in July 2013 (the Basel III capital rules).

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

The federal banking agencies, including the FDIC, have issued a rule pursuant to the Regulatory Relief Act to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 8% that such institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies in August 2020 issued a final rule to set the community bank leverage ratio at 8% beginning in the second calendar quarter of 2020 through the end of 2020. Beginning in 2021, the community bank leverage ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the community bank leverage ratio requirement will return to 9%. If an election to use the community bank leverage ratio capital framework is made, a bank with less than $10 billion in assets with capital exceeding 8% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2020 Pioneer Bank elected not to be subject to this new definition.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At June 30, 2020, Pioneer Bank exceeded each of its capital requirements.

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

Investment Activities. All state-chartered savings banks insured by the FDIC are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Stock Market and to invest in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York law, whichever is less.

In addition, the FDIC is authorized to permit state-chartered banks and savings banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

The FDIC has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2020, Pioneer Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and its holding company, if applicable, must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

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

Federal Insurance of Deposit Accounts. Pioneer Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Pioneer Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of Pioneer Bank’s deposit insurance.

Privacy Regulations. FDIC regulations generally require that Pioneer Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Pioneer Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Pioneer Bank’s latest Federal Deposit Insurance Corporation CRA rating in October 2017 was “Satisfactory.”

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

Consumer Protection and Fair Lending Regulations. Pioneer Bank is subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state Attorneys General.

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

Federal Home Loan Bank System

Pioneer Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Pioneer Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Pioneer Bank was in compliance with this requirement at June 30, 2020.

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

Federal Securities Laws

Pioneer Bancorp, Inc.’s common stock is registered with the SEC. Pioneer Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Emerging Growth Company Status. Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.”  Pioneer Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.

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

TAXATION

Federal Taxation

General. The Company and subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Pioneer Bancorp, Inc. and Pioneer Bank.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (CARES) was enacted.  The CARES Act includes several provisions that impact the Company, including net operating losses.  Under the Cares Act, the current net operating loss rules put in place under the Tax Cuts and Jobs Act were temporarily revised to allow losses arising in 2018, 2019, and 2020 to be carried back five years.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five year carryover period that has not been deducted is no longer deductible. At June 30, 2020, Pioneer Bank had no capital loss carryovers.

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

Risks Relating to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home, including the State of New York. During the fourth fiscal quarter of 2020, some of these restrictions were removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. It is not clear when the pandemic will abate. This crisis has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment as the U.S. economy entered a recession. Since the COVID-19 outbreak, millions of people have filed claims for unemployment, and stock markets have experienced extreme volatility with bank stocks significantly declining in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark Fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  The State of New York and certain Federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). Recent New York legislation allows certain borrowers to seek forbearance on residential mortgage loans (including home equity loans) if financial hardship is demonstrated as a result of COVID-19 for up to 180 days with an option for an additional 180 days. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Additionally, we are a participating lender in the Paycheck Protection Program (“PPP”) under the CARES Act.  Under the PPP, small businesses may, subject to certain regulatory requirements, obtain low interest (1%), government-guaranteed SBA loans. These loans may be forgiven if the funds are used for designated expenses and meet certain designated requirements. If our borrowers fail to qualify for PPP loan forgiveness, or if the PPP loans are not fully guaranteed by the US government, we risk holding loans with unfavorable terms and may experience losses related to our PPP loans.

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

Given the ongoing and dynamic nature of the circumstances, we cannot predict the impact of the COVID-19 outbreak on our business and on our prospects. The extent of such impact will depend on future developments, which are highly uncertain, including when the pandemic can be controlled and abated and when and how the economy may be fully reopened.  As the result of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, prospects and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to fully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods or if the federal government fails to guarantee or forgive our customers’ PPP loans, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	our wealth management revenues may decline with continuing market turmoil;
●	our PPP customers may fail to qualify for PPP loan forgiveness, or we may experience other uncertainties or losses related to our PPP loans;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	FDIC premiums may increase if the agency experiences additional resolution costs.

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

COVID-19 has adversely impacted certain industries in which our customers operate and may impair their ability to fulfill their obligations to us. Further, the spread of the outbreak has disrupted banking and other financial activity in the areas in which we operate, and has lead to an economic recession and severe disruptions in the U.S. economy, and could potentially create business continuity issues for us.

The COVID-19 pandemic has caused major economic disruption and volatility as a result of governmental mandates (e.g., “shelter in place” mandates, business and school closures) and voluntary changes in consumer behavior (e.g., “social distancing”). In response to the shelter in place orders, currently many of our employees continue to work remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. Further, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on our credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, we expect our net interest income and net interest margin to be adversely affected. Many of our borrowers face unemployment, and certain businesses are at risk of insolvency as revenues declined precipitously, and the impact of the national and local recovery measures abate. We cannot predict whether businesses will ultimately reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our region over time.  We also cannot predict the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place and the possible impact these items may have on our business.

The impact of the pandemic is expected to continue to adversely affect us during fiscal 2021 and beyond as the ability of many of our customers to make loan payments has been significantly affected. Although the Bank has made estimates of credit losses related to the pandemic, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact that the pandemic will have on the credit quality of our loan portfolio. The extent of the economic impact of the pandemic is also impossible to determine with certainty at this time as it is partly dependent on a still evolving virus. Accordingly, estimates of the pandemic’s effect on credit losses could change over time as additional information becomes available. If our estimates are incorrect, our allowance for loan losses may not be sufficient to cover losses in our loan portfolio. Any increases in such allowances will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

In addition, the Bank is providing assistance to commercial business and consumer loan borrowers in response to the COVID-19 pandemic, by offering short-term modifications such as interest only payments, payment deferrals, loan re-amortization, and increases of lines of credit. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If the economic disruption from the COVID-19 pandemic continues or worsens, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.

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

The U.S. economy is experiencing a recession, and we anticipate our business to be materially and adversely affected by a prolonged recession.

Risks Related to Our Business

Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes commercial real estate loans, primarily loans secured by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties. At June 30, 2020, our commercial real estate loans totaled $450.5 million, or 38.5%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. In addition, the physical condition of non-owner occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate loans increase, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.

At June 30, 2020, $237.2 million, or 20.3% of our total loan portfolio, was comprised of commercial and industrial loans and lines of credit to a variety of small and medium-sized businesses in our market area collateralized by general business assets including, among other things, accounts receivable and inventory, and we may augment this collateral with additional liens on real property. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate or individual business activities of our commercial customers could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.

We originate and purchase commercial construction loans primarily to local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to finance infrastructure improvements. We also provide commercial construction loans to local developers for the construction of one- to four-family residential developments, and originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure. At June 30, 2020, commercial construction loans were $91.8 million, or 7.8% of our total loan portfolio. We also had undrawn amounts on the commercial construction loans totaling $35.8 million at June 30, 2020. Commercial construction loans are considered more risky than residential mortgage loans. The primary credit risks associated with construction lending are underwriting risks, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed project. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2020, approximately $902.6 million, or 77.1%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market, the Capital Region of New York and surrounding markets. The COVID-19 pandemic has caused the U.S. economy to enter a recession. Unemployment in the Capital Region of New York was at 10.4% as of June 30, 2020. Future declines in the real estate values in the Capital Region of New York and surrounding markets as a result of the recession could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Economic conditions in our primary market have recently been adversely affected by the COVID-19 pandemic and further deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decrease;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the value of our securities portfolio may decrease; and
●	the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

We have experienced fraudulent activities that will adversely impact our financial performance and results of operations.

We are susceptible to fraudulent activity committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Potentially Fraudulent Activity,” for details. We expect these activities to continue to negatively impact our financial performance and results of operations. We are involved in numerous legal and other proceedings as a result of the apparent fraud. See Item 3 – “Legal Proceedings,” for details. In addition, we are subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. There can be no assurance that such incidents or losses will not occur again or that such acts will be detected in a timely manner.

We maintain a system of internal controls and other measures to mitigate against such risks, including data processing system failures and errors, and customer fraud. If we fail to prevent or detect any such occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if the insurance companies dispute or deny coverage, it could have a material adverse effect on our business, financial condition and results of operations. With respect to the fraud described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Potentially Fraudulent Activity,” and the proceedings described in Item 3 – “Legal Proceedings,” our insurance carriers have (a) denied coverage on the claims, (b) sought additional information from the Company in order to further evaluate coverage or (c) not responded to our requests for coverage. It is possible that our insurance may not cover any claims or costs related to the proceedings described in these two sections. We cannot give any assurance regarding the recovery, if any, we may obtain from our insurance carriers.

The Company is a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company and Pioneer Bank are involved in a variety of litigation and other proceedings. See Item 3 – “Legal Proceedings,” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Potentially Fraudulent Activity,” for details. We are prosecuting and defending these lawsuits and other proceedings vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. The ultimate outcome of any such proceedings, cannot be predicted with any certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees, costs and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These future costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition, it is inherently difficult to assess the outcome of these matters, and we may not prevail in such proceedings or litigation. Any such legal or regulatory actions will subject us to substantial compensatory or punitive damages, significant fines, sanctions, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business.  In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. We establish an accrued liability when those matters present loss contingencies that are both probable and estimable. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. As a result, the ultimate outcome of our legal or regulatory actions may have a material adverse effect on the Company’s financial condition and results of operations.

Our allowance for loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within the existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, or if certain intervening events occur (like fraud by a customer or the COVID-19 pandemic), our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in the loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Material additions to the allowance for loan losses would materially decrease our net income and would adversely affect our business, financial condition and results of operations.

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

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management includes the items discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Potentially Fraudulent Activity,” the proceedings described in Item 3 – “Legal Proceedings,” the items describe in our “Summary of Critical Accounting Policies,” our evaluation of the legal remedies available to the Bank related to the potentially fraudulent activities, our evaluation of our contingent liabilities and adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of other-than-temporary impairment of investment securities, impairment of goodwill, our evaluation of contingent liabilities, and our evaluation of our defined benefit pension plan obligations.

Our estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, we, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, we establish an accrued liability and record a corresponding amount of expense. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. However, in light of the significant judgment, variety of assumptions and uncertainties involved in these matters, some of which are beyond our control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could have an adverse material impact on our business, prospects, results of operations for any particular reporting period, or cause significant reputational harm.

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

In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income. Conversely, if interest rates rise, and the interest rates on our deposits increase faster than the interest rates we receive on our loans and investments, our interest rate spread would decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At June 30, 2020, and assuming a 200 basis points increase in market interest rates, we estimate that our net portfolio value would decrease by $2.3 million, or 0.8%.  Additionally, at June 30, 2020 and assuming a 100 basis points decrease in market interest rates, we estimate that our net portfolio value would increase by $7.5 million, or 2.5%.

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

Municipal deposits are a significant source of funds for our lending and investment activities. At June 30, 2020, $267.3 million, or 21.0% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank of New York and investment securities. Given our dependence on high-average balance municipal funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts and are therefore more sensitive to interest rate risk. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of New York, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 192.5% of our total capital at June 30, 2020. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

We use a third party to originate one- to four-family residential mortgage loans.

We have used a third-party mortgage banking company, Homestead Funding Corp., to underwrite, process and close our residential mortgage loans since January 2016. We use this company in order to offer our customers this loan product without the expense of maintaining and operating an in-house residential mortgage loan department. At June 30, 2020, one- to four-family residential real estate loans acquired from Homestead Funding Corp. totaled $192.6 million, or 16.5%, of our total loans receivable. Should we discontinue this relationship or otherwise be unable to use this company in the future, our ability to purchase residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have or re-develop the capability to originate residential mortgage loans through our lending staff. Should we add more staff in such an event, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending program is disrupted.

Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $530.5 million, or 53.3%, from $995.9 million at June 30, 2016 to $1.5 billion at June 30, 2020, primarily due to increases in loans receivable. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value may result in other-than-temporary impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity. We also increase or decrease our stockholders’ equity by the amount of change in the fair value of equity securities through net income (loss) in the consolidated statement of operations.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate, commercial and industrial and commercial construction loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located in New York and Vermont. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2020, our loan participations where we are not the lead lender totaled $49.4 million, or 4.2% of our loan portfolio. At June 30, 2020, commercial and industrial loan participations outside our market area totaled $14.1 million, or 5.9% of the commercial and industrial loan portfolio, commercial construction loan participations outside our market area totaled $9.7 million, or 10.5% of the commercial construction loan portfolio and commercial real estate loan participations outside our market area totaled $2.1 million, or 0.6% of the commercial real estate loan portfolio. At June 30, 2020, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

We are subject to extensive regulation, supervision and examination by our banking regulators, the Federal Reserve Board, the FDIC and NYSDFS. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Pioneer Bank rather than for the protection of our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the ways financial institutions conduct business, implement strategic initiatives, and prepare financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and may involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

We have material loans and interest rate swap agreements that are indexed to LIBOR and are monitoring this activity and evaluating the related risks. If LIBOR rates are no longer available and we are required to implement substitute indices for the calculation of interest rates, we may incur expenses in effecting the transition, and may be subject to disputes or litigation with customers and security holders over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations. Additionally, since alternative rates are calculated differently, payments under loans and interest rate swap agreements referencing new rates will differ from those referencing LIBOR. The transition may change our market risk profile, requiring changes to risk and pricing models.

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

We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.

The financial services industry is continually undergoing rapid technological changes with frequent introductions of new technology-driven products and services which increase efficiency and enable financial institutions to serve customers better and to reduce costs. Technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as Fintech and Blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing for banking products and services than the Company can. The Company’s future success depends, in part, upon its ability to leverage technology to increase our operational efficiency as well as address the current and evolving needs of our customers. However, our competitors may have greater resources to invest in technological improvements, we may not always have capital levels which are sufficient to support a robust investment in our technology infrastructure or we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The capital conservation buffer requirement began being phased in January 2016 at 0.625% of risk-weighted assets and increased each year until it was fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2020, we have not elected the community bank leverage ratio framework and accordingly the Basel III capital requirements remain applicable.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations will subject us to fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Once such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers that open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. We are in the process of improving and enhancing our Bank Secrecy Act policies and procedures in order to bring us into full compliance with applicable laws and regulations. Failure to adequately maintain our Bank Secrecy Act programs could lead to restrictions on conducting acquisitions or establishing new branches and other regulatory actions and could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We face potential heightened cybersecurity risks during the COVID-19 pandemic as people continue to work from home, including our customers, our employees and the employees of our vendors. While we have implemented appropriate safeguards to protect our employees from potential cybersecurity threats while they work from home, these security measures may not be successful.

Threats to the security of our networks and data, as described above, continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world. In response to these threats there has been heightened regulatory focus on data privacy and cybersecurity from our federal and state banking regulators and as a result, we must comply with an evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.

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

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements will increase our expenses.

As a result of the completion of our initial public offering, we became a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, beginning with this annual report. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

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

Pioneer Bancorp, Inc.’s board of directors will have the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant.

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

Applicable regulations restricted us from repurchasing any of our shares of common stock during the first year following the offering and limit us from repurchasing our shares of common stock during each of the second and third years following the offering to 5% of our outstanding shares, unless we obtain prior approval from the NYSDFS. As a result of the COVID-19 pandemic, regulatory authorities have increased their scrutiny of stock repurchase plans and the capital impact on banks and their holding companies. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase any of our shares of common stock during the first year following the offering and limitations on our ability to repurchase our shares of common stock during the second and third years following the offering may negatively affect our stock price.

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

We are an emerging growth company. For as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we choose to rely on these exemptions.

As an emerging growth company, we are not subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. We are eligible to remain an emerging growth company for up to five years following the completion of our initial public offering. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of this offering; (2) the first fiscal year after our annual gross revenues are $1.07 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

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

ITEM 1B.Unresolved Staff Comments

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.Properties

As of June 30, 2020, the net book value of our office properties was $35.0 million. The following table sets forth information regarding our offices.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
652 Albany Shaker Road, Albany, NY 12211	Owned (1)	2016	$15,731

Other Properties:
21 Second Street, Troy, NY 12180	Leased	2016	55
531 Troy-Schenectady Road, Latham, NY 12110	Owned	2008	1,939
2000 Second Avenue, Watervliet, NY 12189	Leased	2017	141
1828 Altamont Avenue, Schenectady, NY 12305	Owned	2012	1,903
1208 Route 146, Clifton Park, NY 12065	Leased	1995	5
10 Kendall Way, Malta, NY 12020	Owned	2016	1,840
78 Main Avenue, Wynantskill, NY 12198	Owned	2014	1,846
712 Hoosick Street, Brunswick, NY 12180	Owned	2015	1,664
329 Glenmont Road, Glenmont, NY 12077	Leased	2014	217
142 Saratoga Avenue, Waterford, NY 12188	Owned	2015	1,559
1770 Central Avenue, Albany, NY 12205	Leased	2019	261
602 North Greenbush Road, Rensselaer, NY 12144	Leased	2017	275
90 State Street, Albany, NY 12207	Leased	2013	216
1881‑1883 Western Avenue, Albany, NY 12203	Owned	2018	4,810
184 Delaware Avenue, Delmar, NY 12054	Owned	2010	940
843 Route 146, Clifton Park, NY 12065	Leased	2012	206
426 State Street, Schenectady, NY 12305	Leased	2014	220
440 Main Street, Cairo, NY 12413	Owned	2016	380
11565 NY‑32, Greenville, NY 12083	Leased	2016	29
739 Upper Glen Street, Queensbury, NY 12804	Leased	2017	72
100 Mohawk Street, Cohoes, NY 12047	Owned	2017	537

(1)	The property is subject to a ground lease.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

In the ordinary course of business, we are involved in a number of legal, regulatory, governmental and other proceedings or investigations concerning matters arising from the conduct of our business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, we generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. Our estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, we, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, we establish an accrued liability and record a corresponding amount of expense. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

Information is provided below regarding the nature of the matters and associated claimed damages. The amount of reasonably possible losses for the matters described below cannot be estimated at this time. The Company and the Bank are defending each of these matters vigorously, and the Company believes that it and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. Based on current knowledge, other than disclosed below, we are not a party to any pending legal or other proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows. In light of the significant judgment, variety of assumptions and uncertainties involved in these matters, some of which are beyond our control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could have an adverse material impact on our business, prospects, results of operations for any particular reporting period, or cause significant reputational harm.

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleged that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decides the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint named several additional corporate entities affiliated with the Mann Parties as co-defendants and asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint sought a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim in the amended complaint, which also postponed the Pioneer Parties’ deadline to file an answer to the amended complaint until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion for both leave to file a second amended complaint and for reconsideration of the court’s dismissal of Southwestern’s fraud claim.  On May 1, 2020, the Pioneer Parties filed their answer to Southwestern’s amended complaint. The Pioneer Parties asserted numerous affirmative defenses, counterclaims against Southwestern, and cross-claims against certain of the Mann Parties, including for common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest. On July 7, 2020, the court granted Southwestern leave to file a second amended complaint, which Southwestern filed on July 16, 2020. Southwestern’s second amended complaint asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting – and sought a monetary judgment of at least $9.8 million. On July 30, 2020, the Pioneer Parties filed an amended answer to Southwestern’s second amended complaint, which asserted the same affirmative defenses, counterclaims, and cross-claims as the Pioneer Parties’ prior answer to Southwestern’s amended complaint.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On January 10, 2020, the Pioneer Parties filed opposition to NatPay’s motion to intervene. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene. While the district judge has not yet adopted the magistrate’s recommended decision, NatPay was allowed to file its complaint in intervention on August 18, 2020. NatPay’s complaint includes claims for declaratory judgment, conversion, fraud, gross negligence, unjust enrichment and constructive trust, and for an accounting against the Pioneer Parties. The prayer for relief in NatPay’s complaint seeks “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On September 8, 2020, the Pioneer Parties filed their answer and affirmative defenses to NatPay’s complaint.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division. Cachet is currently involved in legal proceedings against certain Mann Parties and other related parties. The Bank is not listed as a creditor in the bankruptcy proceedings. However, in the filings with the bankruptcy court, Cachet asserts that the Bank is holding $7.0 million of its funds. The Company and the Bank dispute this assertion and, if necessary, intend to defend themselves vigorously.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss five of Berkshire Bank’s claims.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss three of Chemung’s four claims.

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Company and the Bank wrongfully seized approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from seizing those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Bank and the Company must answer or otherwise respond to the government’s complaint by October 1, 2020. The complaint relates to the same set of facts described below in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Potentially Fraudulent Activity,” and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Company, the Bank, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The Pioneer Parties must answer or otherwise respond to AXH’s complaint by November 5, 2020.

The Company and the Bank have received inquiries and requests for information from regulatory agencies relating to some of the entities and events that are the subjects of certain lawsuits described above. This has resulted in, or may in the future result in, regulatory agency investigations, litigation, subpoenas, enforcement actions, and related sanctions or costs. The Company and the Bank continue to cooperate with inquiries and respond to requests as appropriate.

The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate outcome of any such proceedings, involving the Company, the Bank or the Pioneer Parties, cannot be predicted with any certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Pioneer Bancorp, Inc. has been listed on The Nasdaq Capital Market under the symbol “PBFS” since July 18, 2019. At September 15, 2020, Pioneer Bancorp, Inc. had approximately 1,116 stockholders of record.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended June 30, 2020.

ITEM 6.Selected Financial Data

The following tables set forth selected consolidated historical financial and other data for Pioneer Bancorp, Inc. on a consolidated basis at and for the year ended June 30, 2020 and Pioneer Bank, on a consolidated basis, at and for the years ended June 30, 2019, 2018, 2017 and 2016. It is only a summary and it should be read in conjunction with the business and financial information contained elsewhere in this Annual Report on Form 10-K, including the consolidated financial statements that appear starting on page 72 of this Annual Report on Form 10-K. The information at June 30, 2020 and 2019 and for the years ended June 30, 2020 and 2019 is derived in part from the audited consolidated financial statements appearing in this Annual Report on Form 10-K. The information at June 30, 2018, 2017 and 2016 and for the years ended June 30, 2018, 2017 and 2016 is derived in part from audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

	At June 30,
	2020	2019	2018	2017	2016

	(In thousands except for per share amounts)
Selected Financial Condition Data:
Total assets	$1,526,412	$1,479,992	$1,284,128	$1,134,139	$995,918
Cash and cash equivalents	156,903	230,109	120,280	40,261	34,518
Securities available for sale	75,768	86,695	79,212	73,215	91,531
Securities held to maturity	6,822	3,873	5,297	2,213	3,811
Equity securities	8,533	8,658	8,851	8,760	9,420
Federal Home Loan Bank stock	1,010	924	883	1,149	1,584
Loans, net of allowance for loan losses	1,148,399	1,053,938	985,902	932,762	789,010
Bank-owned life insurance	17,240	17,834	17,715	17,601	17,527
Premises and equipment, net	40,863	41,710	42,902	37,384	30,703
Deposits	1,270,150	1,331,318	1,150,262	1,010,026	864,188
Borrowings	—	—	—	5,000	17,000
Shareholders' equity	223,966	134,965	118,063	104,012	93,610

	For the Years Ended June 30,
	2020	2019	2018	2017	2016

	(In thousands)
Selected Operating Data:
Interest and dividend income	$53,519	$54,159	$46,486	$37,621	$32,161
Interest expense	4,731	4,480	3,186	2,411	1,648
Net interest income	48,788	49,679	43,300	35,210	30,513
Provision for loan losses	22,590	2,350	1,970	2,395	1,180
Net interest income after provision for loan losses	26,198	47,329	41,330	32,815	29,333
Non-interest income	15,682	14,407	12,804	10,897	8,226
Non-interest expense	51,685	37,890	36,325	35,366	30,272
(Loss) income before income taxes	(9,805)	23,846	17,809	8,346	7,287
Income tax (benefit) expense	(3,296)	4,830	6,310	2,715	2,289
Net (loss) income	(6,509)	19,016	11,499	5,631	4,998
Loss per share	$(0.26)

	At or For the Years Ended June 30,
	2020	2019	2018	2017	2016

Performance Ratios:
Return on average assets	(0.45)%	1.43%	0.92%	0.52%	0.53%
Return on average equity	(2.89)%	14.93%	10.51%	5.83%	5.18%
Interest rate spread (1)	3.50%	3.93%	3.67%	3.47%	3.43%
Net interest margin (2)	3.70%	4.10%	3.78%	3.57%	3.51%
Non-interest expenses to average assets	3.55%	2.85%	2.91%	3.27%	3.19%
Efficiency ratio (3)	80.17%	59.12%	64.75%	76.70%	78.14%
Average interest-earning assets to average interest-bearing liabilities	156.96%	145.04%	141.49%	139.29%	139.05%

Capital Ratios (4):
Average equity to average assets	15.46%	9.57%	8.77%	8.93%	10.17%
Total capital to risk weighted assets	16.59%	13.85%	12.86%	12.41%	14.10%
Tier 1 capital to risk weighted assets	15.33%	12.58%	11.59%	11.18%	12.91%
Common equity tier 1 capital to risk weighted assets	15.33%	12.58%	11.59%	11.18%	12.91%
Tier 1 capital to average assets	11.53%	9.99%	9.17%	9.60%	10.87%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.95%	1.36%	1.35%	1.25%	1.23%
Allowance for loan losses as a percentage of non-performing loans	172.20%	114.35%	142.05%	149.68%	155.44%
Net charge-offs to average outstanding loans during the year	1.30%	0.13%	0.03%	0.04%	0.05%
Non-performing loans as a percentage of total loans	1.13%	1.19%	0.95%	0.84%	0.79%
Non-performing loans as a percentage of total assets	0.87%	0.86%	0.74%	0.70%	0.63%
Total non-performing assets as a percentage of total assets	0.89%	0.87%	0.75%	0.70%	0.63%

Other:
Number of offices	22	22	22	22	18
Number of full-time equivalent employees	256	258	259	251	215

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the years.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital Ratios are for Pioneer Bank

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived in part from the consolidated financial statements that appear beginning on page 72 of this Annual Report on Form 10-K and other consolidated financial statements that are not included herein. Please read the information in this section in conjunction with the business and financial information regarding Pioneer Bancorp, Inc., Pioneer Bank and the consolidated financial statements that appear starting on page 72 of this Annual Report on Form 10-K.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased through charges to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized. It is likely we will incur elevated provision for loan losses and charge-offs due to the adverse impact of the COVID-19 pandemic on the economy of our market area and our customers.

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance, employee benefits and wealth management services income. Our non-interest income also includes net gain or losses on equity securities, net gain or losses on sales and calls of available for sale securities, net gains in cash surrender value of bank owned life insurance, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

Non-Interest Expense. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, federal deposit insurance premiums, professional fees, and other general and administrative expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for worker’s compensation and disability insurance, health insurance, retirement plans and other employee benefits, as well as commissions and other incentives.

Net occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets or the expected lease terms, if shorter.

Data processing expenses are fees we pay to third parties for use of their software and for processing customer information, deposits and loans.

Advertising and marketing includes most marketing expenses including multi-media advertising (public and in-store), promotional events and materials, civic and sales focused memberships, and community support.

Federal deposit insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

Professional fees includes legal and other consulting expenses.

Other expenses include expenses for office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

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

Recent Developments

COVID-19 Pandemic

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the novel coronavirus, identified as Coronavirus Disease 2019 (“COVID-19”), occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020. In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, restrictions on business operations, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. During the fourth fiscal quarter of 2020 (the quarter ending June 30, 2020), some of these restrictions were removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses and have resulted in a significant number of layoffs and furloughs of employees in our market area. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in our market area and have severely hampered the ability for businesses and consumers to meet their current repayment obligations.

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

As the COVID-19 events unfolded throughout the second half of fiscal 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In order to protect its employees and assure workforce and operational continuity, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations site workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its bank branch network. The Company also maintained regular communications with its primary regulatory agencies and critical vendors to assure all mission-critical activities and functions are being performed in line with regulatory expectations and the Company’s service standards. Late in the fourth fiscal quarter of 2020, the Company implemented a return-to-work plan and currently has a majority of its employees working in a traditional office environment. The Company has also re-opened the lobbies of a majority of its branch network to the public.

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that it was well positioned with adequate levels of capital as of June 30, 2020. At June 30, 2020, all of the Bank’s regulatory capital ratios exceeded all well-capitalized standards. More specifically, the Bank’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 11.57% at June 30, 2020.

In addition, management believes the Company was well positioned with adequate levels of liquidity as of June 30, 2020. The Bank maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings and money market deposit accounts with customers that operate, reside or work within its branch footprint. At June 30, 2020, the Company’s cash and cash equivalents balance was $156.9 million. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities and highly-rated municipal securities. This portfolio not only generates interest income, but also serves as a ready source of liquidity and capital. At June 30, 2020, the Company’s available-for-sale investment securities portfolio totaled $75.8 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at June 30, 2020 was $153.4 million. The Company did not experience significant draws on available working capital lines of credit and home equity lines of credit during the second half of fiscal 2020 due to the COVID-19 crisis.

The Bank also participated in the Paycheck Protection Program (“PPP”), a $650 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). In 2020, the Bank became a qualified SBA lender and was authorized to originate PPP loans. An eligible business was generally able to apply for a PPP loan up to the greater of: 2.5 times its average monthly payroll costs, or $10.0 million.  PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or 10 months after the period the business has used such funds. The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. Through August 31, 2020, the Bank has closed 660 PPP loans totaling $75.8 million.  The Federal Reserve has instituted a program, the Paycheck Protection Program Liquidity Facility (“PPPLF”), authorized under section 13(3) of the Federal Reserve Act, which is intended to facilitate lending by banks to small businesses under the PPP while maintaining strong liquidity to meet cash flow needs. Under the PPPFL, the Federal Reserve Banks lent to banks on a non-recourse basis, taking PPP loans as collateral. Principal repayment of PPPLF borrowings, if any, were made upon receipt of payment on the underlying PPP loans pledged as collateral and interest is charged at a rate of 0.35%. At June 30, 2020, the Bank’s unused borrowing capacity at the Federal Reserve Bank of New York through the PPPLF was $74.0 million. The Bank continues to evaluate its liquidity needs and has access to borrow funds through the PPPLF if deemed necessary.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. No specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio, during fiscal 2020. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. Through June 30, 2020, the Company granted payment deferral requests for consumer borrowers related to 110 loans representing $27.4 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, and for commercial borrowers related to 144 loans representing $170.3 million of the Company’s commercial loan balances. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and not classified as troubled-debt restructured loans during fiscal 2020. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Bank granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020. The Company anticipates that the number and amount of COVID-19 deferral agreements will decrease during the first fiscal quarter of 2021. While the deferrals are still ongoing, it is difficult to assess whether a customer will be able to perform under the original terms of the loan once the deferral period expires. Once these deferrals expire, it may become apparent that more customers than expected are unable to perform and the Company may be required to make additional provisions for loan losses.

The Company’s fiscal 2020 financial results were adversely impacted by the effects of the pandemic, which contributed to an increase in the provision for loan losses. The COVID-19 crisis is expected to continue to adversely impact the Company’s financial results, as well as demand for its services and products during the first fiscal quarter of 2021 and beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on the Company’s future revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are unknown at this time. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable, however the impact could be material.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant account agreements to set off approximately $16.0 million from accounts held by the Mann Entities at the Bank. The set off was to partially cover overdrafts/negative account balances that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. No additional charges to non-interest expense were recognized during the year ended June 30, 2020, related to the transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020, the Bank recognized a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities’ commercial loan relationships, which was credited to the allowance for loan losses. No additional charges to the provision for loan losses were recognized during the year ended June 30, 2020, related to the transactions with the Mann Entities.

Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. For additional details regarding legal, other proceedings and related matters, see, “Part I, Item 3 – Legal Proceedings.”

Mutual Holding Company Reorganization and Minority Stock Issuance

On July 17, 2019, Pioneer Bancorp, Inc. became the holding company of Pioneer Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company sold 11,170,402 shares of common stock at a price of $10.00 per share, for net proceeds of $109.1 million, issued 14,287,723 shares to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock and $250,000 in cash to the Pioneer Bank Charitable Foundation.  The Company recognized a charge to non-interest expense in the amount of $5.4 million, in the first fiscal quarter of 2020, related to the contribution to the Pioneer Bank Charitable Foundation.  The Company established an ESOP which owns 1,018,325 shares of common stock of the Company. Pioneer Bancorp, MHC now owns 55% of the common stock of the Company.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable community bank dedicated to providing personal service to our individual, business and municipal customers. We believe that we have a competitive advantage in the markets we serve because of our 130-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service. We believe we can distinguish ourselves by maintaining the culture of a local community bank, but offering the products of a comprehensive financial services provider by promoting and continuing to expand our insurance, consulting and wealth management businesses. The following are the key elements of our business strategy:

Continue our emphasis on commercial lending. Over the last six years, we have increased our commercial loan portfolio, which consists of commercial real estate, commercial and industrial and commercial construction loans, consistent with safe and sound underwriting practices. This has had the benefits of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. However, we have sought to maintain an appropriate balance in the overall loan portfolio between our commercial and non-commercial loans in order to diversify our credit risk. At June 30, 2020, our commercial loan portfolio totaled $779.5 million, or 66.6% of total loans, compared with $513.1 million, or 64.3% of total loans, at June 30, 2016. We view the growth of commercial lending as a means of increasing our interest income and establishing relationships with local businesses, which offer a recurring and potentially broader source of fee income through commercial deposits, commercial insurance, and employee benefits products and consulting. We also generally require that commercial and industrial loan borrowers establish a commercial deposit account with us, which assists our efforts to grow core deposits and cross-sell our other products and services. The additional capital raised in the offering will enable us to increase our originations of commercial real estate, commercial and industrial and commercial construction loans in our primary market area, and originate loans with larger balances that we intend to retain in our portfolio.

Diversify our products and services in order to increase non-interest income. We continue to seek ways of increasing our non-interest income by growing our financial services businesses. We sell commercial and personal insurance products and provide employee benefits products and services through our wholly-owned subsidiary, Anchor Agency, Inc., which we acquired in 2016. We expanded our employee benefits products and services business through our acquisition in 2017 of substantially all of the operating assets of Capital Region Strategic Employee Benefits Services, LLC, an employee benefits and consulting firm. We initially entered into the wealth management services business by establishing Pioneer Financial Services, Inc. in 1997 as a wholly-owned subsidiary of Pioneer Bank (which operates under the name Pioneer Wealth Management). We substantially grew this business with the acquisition of substantially all of the operating assets of Ward Financial Management, LTD in 2018. At June 30, 2020, Pioneer Financial Services, Inc. had $552.7 million of assets under management. We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may further increase our non-interest income, and also to cross-sell our banking services and products to customers and clients of Anchor Agency, Inc. and Pioneer Financial Services, Inc. We intend to consider future acquisition opportunities to expand our insurance, wealth management activities (including the amount of the assets that we have under management) or other complementary financial services businesses.

Increase our Share of Lower-Cost Core Deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to businesses, municipalities and individuals located in our market area. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-sell the products and services of our complementary subsidiaries. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Our core deposits increased $409.0 million to $1.2 billion at June 30, 2020 from $741.6 million at June 30, 2016. At June 30, 2020, core deposits comprised 90.6% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

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

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the relevant balance sheet date. The amount of the allowance is based on significant estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. See Item 7 – “Recent Developments – COVID-19 Pandemic”.

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

Management performs an evaluation of the adequacy of the allowance for loan losses at least quarterly. We consider a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, credit concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates by management that may be susceptible to significant change based on changes in economic and real estate market conditions.

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At June 30, 2020 and 2019, no valuation allowance was required.

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

Pension Obligations.  We maintain a non-contributory defined benefit pension plan covering substantially all of our full-time employees hired before September 1, 2019. The benefits are developed from actuarial valuations and are based on the employee’s years of service and compensation. Actuarial assumptions such as interest rates, expected return on plan assets, turnover, mortality and rates of future compensation increases have a significant impact on the costs, assets and liabilities of the plan. Pension expense is the net of service cost, interest cost, return on plan assets and amortization of gains and losses not immediately recognized.

Goodwill and Intangible Assets.   The excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, is recorded as goodwill. Goodwill is carried at its acquired value and is reviewed annually for impairment, or when events or changes in circumstances indicate that carrying amounts may be impaired.

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

	For the Years Ended June 30,
	2020			2019			2018
	Average			Average			Average
	Outstanding		Average	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,096,364	$49,510	4.52%	$1,031,636	$49,818	4.83%	$969,624	$43,649	4.50%
Securities	92,981	2,108	2.27%	107,572	2,541	2.36%	82,514	1,367	1.66%
Interest-earning deposits	129,097	1,901	1.47%	72,686	1,800	2.48%	92,757	1,470	1.58%
Total interest-earning assets	1,318,442	53,519	4.06%	1,211,894	54,159	4.47%	1,144,895	46,486	4.06%
Non-interest-earning assets	136,932			118,471			102,942
Total assets	$1,455,374			$1,330,365			$1,247,837

Interest-bearing liabilities:
Demand deposits	$110,444	215	0.19%	$114,699	341	0.30%	$106,309	249	0.23%
Savings deposits	241,471	127	0.05%	246,055	126	0.05%	241,357	124	0.05%
Money market deposits	351,790	1,997	0.57%	338,883	1,818	0.54%	328,242	1,231	0.38%
Certificates of deposit	127,671	2,268	1.78%	128,041	1,960	1.53%	129,495	1,491	1.15%
Total interest-bearing deposits	831,376	4,607	0.55%	827,678	4,245	0.51%	805,403	3,095	0.38%
Borrowings and other	8,624	124	1.44%	7,857	235	2.99%	3,773	91	2.41%
Total interest-bearing liabilities	840,000	4,731	0.56%	835,535	4,480	0.54%	809,176	3,186	0.39%
Non-interest-bearing liabilities	390,366			367,468			329,262
Total liabilities	1,230,366			1,203,003			1,138,438
Total shareholders' equity	225,008			127,362			109,399
Total liabilities and shareholders' equity	$1,455,374			$1,330,365			$1,247,837
Net interest income		$48,788			$49,679			$43,300
Net interest rate spread (1)			3.50%			3.93%			3.67%
Net interest-earning assets (2)	$478,442			$376,359			$335,719
Net interest margin (3)			3.70%			4.10%			3.78%
Average interest-earning assets to interest-bearing liabilities	156.96%			145.04%			141.49%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,			Year Ended June 30,
	2020 vs. 2019			2019 vs. 2018
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$3,026	$(3,334)	$(308)	$2,886	$3,283	$6,169
Securities	(334)	(99)	(433)	489	685	1,174
Interest-earning deposits	1,025	(924)	101	(368)	698	330
Total interest-earning assets	3,717	(4,357)	(640)	3,007	4,666	7,673

Interest-bearing liabilities:
Demand deposits	(12)	(114)	(126)	21	71	92
Savings deposits	(2)	3	1	2	—	2
Money market deposits	71	108	179	41	546	587
Certificates of deposit	(6)	314	308	(17)	486	469
Total interest-bearing deposits	51	311	362	47	1,103	1,150
Borrowings and other	21	(132)	(111)	118	26	144
Total interest-bearing liabilities	72	179	251	165	1,129	1,294

Change in net interest income	$3,645	$(4,536)	$(891)	$2,842	$3,537	$6,379

Exclusive of the impact of PPP loans, the Company expects its first fiscal quarter of 2021 net interest margin to decrease due to the precipitous drop in the Federal Funds, Prime and LIBOR interest rates in the latter half of the third fiscal quarter of 2020, and the continued drop in the LIBOR interest rates in the fourth fiscal quarter of 2020. Expected decreases in average interest earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.00%, the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans is uncertain at this time and will likely cause interest earning asset yield volatility as loans are forgiven by the SBA.

Comparison of Financial Condition at June 30, 2020 and June 30, 2019

Total Assets. Total assets increased $46.4 million, or 3.1%, to $1.52 billion at June 30, 2020 from $1.48 billion at June 30, 2019. The increase was due primarily to an increase of $94.5 million, or 9.0%, in net loans receivable as well as a $35.9 million, or 162.7%, increase in other assets partially offset by a decrease of $73.2 million, or 31.8%, in cash and cash equivalents and a decrease of $10.9 million, or 11.9%, in securities available for sale. The $35.9 million increase in other assets from $22.1 million at June 30, 2019 to $58.0 million at June 30, 2020 was primarily due to an increase in the estimated fair value of derivative assets related to interest rate swaps.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $73.2 million, or 31.8%, to $156.9 million at June 30, 2020 from $230.1 million at June 30, 2019. This decrease resulted from net decreases in deposits of $61.2 million, which included $38.8 million of deposits returned as a result of unfilled stock subscriptions related to the completion of our mutual holding company reorganization and minority stock issuance in July 2019, as well as, from an increase in net loans receivable of $94.5 million, or 9.0%, for the year ended June 30, 2020.  These uses of cash were partially offset by the minority stock issuance which resulted in $109.1 million of net proceeds to the Company.

Securities Available for Sale. Total securities available for sale decreased $10.9 million, or 12.6%, to $75.8 million at June 30, 2020 from $86.7 million at June 30, 2019. The decrease was primarily due to maturities of municipal obligations and U.S. Government obligations, as well as, the sale of U.S. Government obligations during the year ended June 30, 2020.  Due to the meaningful decline in fixed income yields during fiscal 2020, along with uncertainties related to COVID-19, management favored maintaining increased levels of cash and cash equivalents to fund loans and/or provide for deposit outflows as opposed to reinvesting proceeds from maturing securities.

Securities Held to Maturity. Total securities held to maturity increased $2.9 million, or 76.1%, to $6.8 million at June 30, 2020 from $3.9 million at June 30, 2019 due primarily to the purchase of a $2.0 million corporate debt security.

Net Loans. Net loans of $1.15 billion at June 30, 2020 increased $94.5 million, or 9.0%, from $1.05 billion at June 30, 2019. By loan category, commercial real estate loans increased by $36.1 million, or 8.7%, to $450.5 million at June 30, 2020 from $414.4 million at June 30, 2019; commercial and industrial loans increased $53.9 million, or 29.4%, to $237.2 million at June 30, 2020 from $183.3 million at June 30, 2019 and consumer loans increased by $9.4 million, or 43.7%, to $30.9 million at June 30, 2020 from $21.5 million at June 30, 2019. In addition, commercial construction loans increased $6.5 million, or 7.6%, to $91.8 million at June 30, 2020 from $85.3 million at June 30, 2019. These increases were partially offset by a decrease in one- to four-family residential mortgage loans of $1.4 million, or 0.5%, to $280.0 million at June 30, 2020 from $281.4 million at June 30, 2019. The increase in commercial real estate loans was related to the funding of multiple relatively large loan commitments during the year ended June 30, 2020 which are secured by seasoned properties inside of our market area, as well as, the conversion of several commercial construction loans to permanent financing during the same year. The increase in commercial and industrial loans was primarily due to the funding of $74.0 million of PPP loans during the year ended June 30, 2020, partially offset by the loan charge-offs related to the Mann Entities’ commercial loan relationships of $15.8 million during fiscal 2020. The increase in consumer loans reflected an increase in personal loans to the owners of certain commercial businesses.

Deposits. Total deposits decreased $61.2 million, or 4.6%, to $1.27 billion at June 30, 2020 from $1.33 billion at June 30, 2019. The decrease in deposits reflected a decrease in interest-bearing demand accounts of $109.8 million, or 49.8%, to $110.7 million at June 30, 2020 from $220.5 million at June 30, 2019, a decrease in money market accounts of $28.0 million, or 7.5%, to $343.8 million at June 30, 2020 from $371.8 million at June 30, 2019 and a decrease in certificates of deposit of $11.0, million, or 8.4%, to $119.6 million at June 30, 2020 from $130.6 million at June 30, 2019, partially offset by an increase in non-interest bearing demand accounts of $80.0 million, or 22.4%, to $437.5 million at June 30, 2020 from $357.5 million at June 30, 2019 and an increase in savings accounts of $7.7 million, or 3.1%, to $258.6 million at June 30, 2020 from $250.9 million at June 30, 2019. The decrease in interest-bearing demand accounts and money market accounts was primarily due to stock subscription orders from our minority stock offering being fulfilled or returned to subscribers. The decrease in certificates of deposit was primarily due to the maturity of certain large dollar accounts.  The increase in non-interest bearing demand accounts and the increase in savings accounts were primarily due to deposit customers increasing cash balances during the COVID-19 pandemic.

Total Shareholders’ Equity. Total shareholders’ equity increased $89.0 million, or 65.9%, to $224.0 million at June 30, 2020 from $135.0 million at June 30, 2019. The increase was primarily due to the completion of our minority stock issuance which resulted in $109.1 million in net proceeds to the Company in July 2019. The increase was partially offset by the net loss of $6.5 million during the year ended June 30, 2020, the unallocated common stock held by the ESOP of $12.6 million and an increase in accumulated other comprehensive loss of $6.3 million from our available for sale securities and employee benefit plans.

Comparison of Operating Results for the Years Ended June 30, 2020 and June 30, 2019

General.  Net income decreased by $25.5 million to a $6.5 million net loss for the year ended June 30, 2020 from $19.0 million in net income for the year ended June 30, 2019.  The decrease was primarily due to a $20.2 million increase in the provision for loan losses, a $13.8 million increase in non-interest expense and a $0.9 million decrease in net interest income, partially offset by a $1.3 million increase in non-interest income, and a $8.1 million decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $640,000, or 1.2%, to $53.5 million for the year ended June 30, 2020, from $54.2 million for the year ended June 30, 2019 primarily due to decreases in interest income on loans and interest income on securities, partially offset by an increase in interest income on interest-earning deposits. The decrease reflected a 41 basis points decrease in the average yield on interest-earning assets to 4.06% for the year ended June 30, 2020, from 4.47% for the year ended June 30, 2019, offset by a $106.5 million increase in the average balance of interest-earning assets.

Interest income on loans decreased $308,000, or 0.6%, to $49.5 million for the year ended June 30, 2020 from $49.8 million for the year ended June 30, 2019. Interest income on loans decreased primarily due to a 31 basis points decrease in the average yield on loans to 4.52% for the year ended June 30, 2020 from 4.83% for the year ended June 30, 2019, largely offset by a $64.7 million increase in the average balance of loans to $1.1 billion for the year ended June 30, 2020 from $1.0 billion for the year ended June 30, 2019. The decrease in the average yield on loans was primarily due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve during the second and third fiscal quarters of 2020 to reduce short-term interest rates and the origination of PPP loans which have a 1.0% interest rate. The increase in the average balance of loans was due to our continued effort to increase our commercial loan portfolio, as well as, the Company’s funding of PPP loans during the fourth fiscal quarter of 2020.

Interest income on securities decreased $433,000, or 17.0%, to $2.1 million for the year ended June 30, 2020 from $2.5 million for the year ended June 30, 2019. Interest income on securities decreased due to a $14.6 million decrease in the average balance of securities to $93.0 million for the year ended June 30, 2020 from $107.6 million for the year ended June 30, 2019 as well as a nine basis points decrease in the average yield on securities to 2.27% for the year ended June 30, 2020 from 2.36% for the year ended June 30, 2019. The decrease in the average balance and average yield of securities was due to scheduled U.S. government and agency and municipal obligation maturities of higher yielding securities, as well as, with the sale of U.S. government and agency obligations.

Interest income on interest-earning deposits increased $101,000, or 5.6%, to $1.9 million for the year ended June 30, 2020 from $1.8 million for the year ended June 30, 2019. Interest income on interest-earning deposits increased as average balances on interest-earning deposits increased by $56.4 million to $129.1 million for the year ended June 30, 2020 from $72.7 million for the year ended June 30, 2019 as management favored maintaining increased levels of cash and cash equivalents during the COVID-19 pandemic. The increase was offset by a 101 basis points decrease in the average yield on interest-earning deposits to 1.47% for the year ended June 30, 2020 from 2.48% for the year ended June 30, 2019 as market interest rates decreased.

Interest Expense.  Interest expense increased $251,000, or 5.6%, to $4.7 million for the year ended June 30, 2020 from $4.5 million for the year ended June 30, 2019 as a result of an increase in interest expense on deposits. The increase primarily reflected a two basis points increase in the average cost of interest-bearing liabilities to 0.56% for the year ended June 30, 2020 from 0.54% for the year ended June 30, 2019, as well as a $4.5 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $362,000, or 8.5%, to $4.6 million for the year ended June 30, 2020 from $4.2 million for the year ended June 30, 2019. Interest expense on interest-bearing deposits increased primarily due to a four basis points increase in the average cost on interest-bearing deposits to 0.55% for the year ended June 30, 2020 from 0.51% for the prior year as well as a $3.7 million increase in the average balance of deposits to $831.4 million for the year ended June 30, 2020 from $827.7 million for the year ended June 30, 2019. The increase in the average cost of deposits reflected competition from other financial service providers operating in our market, specifically with regard to certificates of deposit.

Interest expense on Federal Home Loan Bank of New York borrowings and other interest-bearing liabilities decreased $111,000 to $124,000 for the year ended June 30, 2020 compared to $235,000 for the year ended June 30, 2019. The decrease was due primarily to a 155 basis points decrease in the average cost of Federal Home Loan Bank of New York advances and other interest-bearing liabilities to 1.44% for the year ended June 30, 2020 from 2.99% for the year ended June 30, 2019, partially offset by, a $767,000 increase in the average balance of Federal Home Loan Bank of New

York advances and other interest-bearing liabilities to $8.6 million for the year ended June 30, 2020 from $7.9 million for the year ended June 30, 2019.

Net Interest Income.  Net interest income decreased $891,000, or 1.8%, to $48.8 million for the year ended June 30, 2020 compared to $49.7 million for the year ended June 30, 2019.  The decrease reflected a 43 basis points decrease in the net interest rate spread to 3.50% for the year ended June 30, 2020 from 3.93% for the year ended June 30, 2019, largely offset by, a $102.1 million increase in the average balance of net interest-earning assets to $478.4 million for the year ended June 30, 2020 from $376.4 million for the year ended June 30, 2019.The net interest margin decreased 40 basis points to 3.70% for the year ended June 30, 2020 from 4.10% for the year ended June 30, 2019 due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. We expect further compression in our net interest margin in future periods.

Provision for Loan Losses.  We recorded a provision for loan losses of $22.6 million for the year ended June 30, 2020 compared to $2.4 million for the year ended June 30, 2019. The increase in the provision of $20.2 million was primarily due to a specific provision in the amount of $15.8 million for the year ended June 30, 2020 related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. In addition, the increase in the provision was due to an increase in our qualitative loss reserve factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration as a result of the COVID-19 pandemic.  Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that its provision for loan losses will be elevated in the first fiscal quarter of 2021 and potentially beyond. Net charge-offs increased to $14.2 million for the year ended June 30, 2020, compared to $1.4 million for the year ended June 30, 2019. Non-performing assets increased to $13.5 million, or 0.89% of total assets, at June 30, 2020, compared to $12.8 million, or 0.87% of total assets, at June 30, 2019. The allowance for loan losses was $22.9 million, or 1.95% of net loans outstanding, at June 30, 2020 and $14.5 million, or 1.36% of net loans outstanding, at June 30, 2019. We expect economic uncertainty to continue for additional periods which may result in the allowance for loan losses as a percentage of total loans increasing in the future.

Non-Interest Income.  Non-interest income increased $1.3 million, or 8.7%, to $15.7 million for the year ended June 30, 2020 from $14.4 million for the year ended June 30, 2019.  The increase was primarily due to an increase of $407,000 in bank fees and service charges, a $555,000 decrease in the loss on disposal of assets, and a $429,000 increase in Bank-owned life insurance, partially offset by a $125,000 net loss on equity securities. Bank fees and service charges increased primarily due to commercial loan fees. The decrease in loss on disposal of assets for the year ended June 30, 2020 was primarily the result of the sale of a branch location during the year ended June 30, 2019. The increase in bank-owned life insurance income was primarily due to proceeds from a death benefit during the year ended June 30, 2020. Net loss on equity securities during the year ended June 30, 2020 was due to the mark to market of our equity securities during a period of severe market volatility related to the COVID-19 pandemic.

Non-Interest Expense.  Non-interest expense increased $13.8 million, or 36.4%, to $51.7 million for the year ended June 30, 2020 from $37.9 million for the year ended June 30, 2019.  The $13.8 million increase was primarily the result of the $5.4 million contribution of stock and cash to the Pioneer Bank Charitable Foundation in conjunction with our minority stock issuance, and a $2.5 million charge based on the net negative deposit balance of the various Mann Entities’ accounts after setoffs. Salaries and benefits expense increased $2.3 million due to annual increases and employee stock ownership program (“ESOP”) expenses. Additionally, professional fees increased $3.3 million to $3.8 million for the year ended June 30, 2020 from $420,000 for the year ended June 30, 2019, mainly due to expenses related to the Mann Entities’ potentially fraudulent activity and related litigation. The increase in non-interest expense was partially offset by a decrease in FDIC insurance premiums related to Small Bank Assessment Credits.

Income Tax Expense (Benefit). Income tax expense decreased $8.1 million to a $3.3 million benefit for the year ended June 30, 2020 from a $4.8 million expense for the year ended June 30, 2019. The income tax benefit was due to our $9.8 million loss before income taxes, which included the tax benefit related to our $5.4 million contribution to the Pioneer Bank Charitable Foundation. Income tax expense for the year ended June 30, 2019 reflected a $580,000 tax benefit related to the final evaluation of our net deferred tax asset in connection with the rate reduction resulting from the Tax Cuts and Jobs Act. Our effective tax rate was (33.6%) for the year ended June 30, 2020 compared to 20.2% for the year ended June 30, 2019.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2020, we had the ability to borrow up to $375.9 million, of which none was utilized for borrowings and $222.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2020, we had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Potentially Fraudulent Activity” above may have on our liquidity and capital resources beyond the fourth quarter of fiscal 2020.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2020, cash and cash equivalents totaled $156.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $75.8 million at June 30, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2020 totaled $81.8 million, or 6.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NYSDFS and the FDIC. At June 30, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 15 in the Notes to the consolidated financial statements.

The net offering proceeds significantly increased our liquidity and capital resources. The initial level of liquidity will continue to be reduced as net offering proceeds are used for general corporate purposes, including funding loans. Our financial condition and results of operations have been enhanced by the net offering proceeds, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net offering proceeds, as well as other factors associated with the offering, our return on equity will be lower immediately following the offering.

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

At June 30, 2020, we had $273.7 million of commitments to originate loans, comprised of $183.5 million of commitments under commercial loans and lines of credit (including $35.8 million of unadvanced portions of commercial construction loans), $49.2 million of commitments under home equity loans and lines of credit, $32.8 million of commitments to purchase one- to four-family residential real estate loans and $8.2 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2020, we had $30.7 million in standby letters of credit outstanding. See Note 13 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 in the Notes to the consolidated financial statements that appear starting on page 78 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pioneer Bancorp, Inc.

Albany, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Pioneer Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, changes in net worth, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2020, expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ Bonadio & Co., LLP

Syracuse, New York

September 28, 2020

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2020	2019
Assets
Cash and due from banks	$21,188	$48,385
Federal funds sold	1,382	2,083
Interest-earning deposits with banks	134,333	179,641
Cash and cash equivalents	156,903	230,109

Securities available for sale, at fair value	75,768	86,695
Securities held to maturity (fair value of $6,917 at June 30, 2020; and $3,887 at June 30, 2019)	6,822	3,873
Equity securities, at fair value	8,533	8,658
Federal Home Loan Bank of New York stock	1,010	924
Net loans receivable	1,148,399	1,053,938
Accrued interest receivable	3,467	4,374
Premises and equipment, net	40,863	41,710
Bank-owned life insurance	17,240	17,834
Goodwill	7,292	7,292
Other intangible assets, net	2,159	2,523
Other assets	57,956	22,062
Total assets	$1,526,412	$1,479,992

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$437,536	$357,523
Interest bearing deposits	832,614	973,795
Total deposits	1,270,150	1,331,318
Mortgagors’ escrow deposits	6,044	6,044
Due to broker	7,758	—
Other liabilities	18,494	7,665
Total liabilities	1,302,446	1,345,027

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2020)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of June 30, 2020)	260	—
Additional paid in capital	113,963	—
Retained earnings	139,734	146,068
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(12,621)	—
Accumulated other comprehensive loss	(17,370)	(11,103)
Total shareholders' equity	223,966	134,965
Total liabilities and shareholders' equity	$1,526,412	$1,479,992

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended
	June 30,
	2020	2019
Interest and dividend income:
Loans	$49,510	$49,818
Securities	2,108	2,541
Interest-earning deposits with banks and other	1,901	1,800
Total interest and dividend income	53,519	54,159

Interest expense:
Deposits	4,607	4,245
Borrowings and other	124	235
Total interest expense	4,731	4,480
Net interest income	48,788	49,679
Provision for loan losses	22,590	2,350
Net interest income after provision for loan losses	26,198	47,329

Noninterest income:
Bank fees and service charges	8,473	8,066
Insurance and wealth management services	6,477	6,457
Net loss on equity securities	(125)	—
Net gain on available for sale securities transactions	138	6
Net loss on disposal of assets	(28)	(583)
Bank-owned life insurance	548	119
Other	199	342
Total noninterest income	15,682	14,407

Noninterest expense:
Salaries and employee benefits	24,982	22,647
Net occupancy and equipment	6,140	5,875
Data processing	3,232	2,940
Advertising and marketing	678	925
FDIC insurance premiums	118	676
Contribution to Pioneer Bank Charitable Foundation	5,446	—
Fraudulent activity	2,500	—
Professional fees	3,759	420
Other	4,830	4,407
Total noninterest expense	51,685	37,890
(Loss) income before income taxes	(9,805)	23,846
Income tax (benefit) expense	(3,296)	4,830
Net (loss) income	$(6,509)	$19,016

Loss per common share:
Basic	$(0.26)
Diluted	$(0.26)

Weighted average shares outstanding - basic and diluted	25,013,452

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended
	June 30,
	2020	2019
Net (loss) income	$(6,509)	$19,016

Other comprehensive (loss) income:
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising during the period	39	(90)
Reclassification adjustment for gains included in net income	(138)	(6)
	(99)	(96)
Tax benefit	(25)	(25)
	(74)	(71)
Defined benefit plan:
Change in funded status of defined benefit plans	(9,623)	(3,526)
Reclassification adjustment for amortization of net actuarial loss	1,080	760
	(8,543)	(2,766)
Tax effect	(2,234)	(723)
	(6,309)	(2,043)
Total other comprehensive loss	(6,383)	(2,114)
Comprehensive (loss) income	$(12,892)	$16,902

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2019	—	$—	$—	$146,068	$—	$(11,103)	$134,965

Cumulative effect of change in accounting principle - revenue recognition (1)	—	—	—	291	—	—	291
Cumulative effect of change in accounting principle - equity securities (2)	—	—	—	(116)	—	116	—
Net loss	—	—	—	(6,509)	—	—	(6,509)
Other comprehensive loss	—	—	—	—	—	(6,383)	(6,383)
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—	—	—	(13,644)	—	(13,644)
ESOP shares committed to be released (76,374 shares)	—	—	(28)	—	1,023	—	995
Balance as of June 30, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

CONSOLIDATED STATEMENTS OF CHANGES IN NET WORTH

(dollars in thousands)

		Accumulated
		Other	Total
	Retained	Comprehensive	Net
	Earnings	Loss	Worth

Balance as of July 1, 2018	$127,052	$(8,989)	$118,063

Net income	19,016	—	19,016
Other comprehensive loss	—	(2,114)	(2,114)

Balance as of June 30, 2019	$146,068	$(11,103)	$134,965

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,509)	$19,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,906	2,814
Provision for loan losses	22,590	2,350
Net accretion on securities	(329)	(533)
ESOP compensation	995	—
Earnings on bank-owned life insurance	(548)	(119)
Proceeds from sale of loans	—	227
Net loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	28	583
Net loss on equity securities	125	—
Net gain on available for sale securities transactions	(138)	(6)
Deferred tax benefit	(3,492)	(63)
Decrease (increase) in accrued interest receivable	907	(520)
Increase in due to broker	7,758	—
Stock contribution to Pioneer Bank Charitable Foundation	5,196	—
Increase in other assets	(28,152)	(14,186)
Increase (decrease) in other liabilities	688	(3,434)
Net cash provided by operating activities	2,025	6,129

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	80,875	61,534
Proceeds from sales of securities available for sale	5,030	—
Purchases of securities available for sale	(74,610)	(68,381)
Proceeds from maturities and paydowns of securities held to maturity	3,763	5,252
Purchases of securities held to maturity	(6,712)	(3,828)
Net purchases of FHLBNY stock	(86)	(41)
Net increase in loans receivable	(117,311)	(70,887)
Purchases of premises and equipment	(1,703)	(2,284)
Proceeds from sale of premises and equipment, and other real estate owned	138	617
Proceeds from bank-owned life insurance death benefit	1,142	—
Net cash used in investing activities	(109,474)	(78,018)

Cash flows from financing activities:
Net (decrease) increase in deposits	(61,168)	181,056
Net increase in mortgagors’ escrow deposits	—	662
Issuance of common stock	109,055	—
Purchase of shares by the ESOP	(13,644)	—
Net cash provided by financing activities	34,243	181,718

Net (decrease) increase in cash and cash equivalents	(73,206)	109,829
Cash and cash equivalents at beginning of period	230,109	120,280
Cash and cash equivalents at end of period	$156,903	$230,109

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,714	$4,474
Income taxes	$1,800	$5,350
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$260	$274

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank (the “Bank”). The Bank is a New York State chartered savings bank whose wholly owned subsidiaries are Pioneer Commercial Bank, Anchor Agency, Inc. and Pioneer Financial Services, Inc.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United State of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ substantially from those estimates. The allowance for loan losses, valuation of securities and other financial instruments, the funded status and expense of employee benefit plans, and the realizability of deferred tax assets are particularly subject to change.

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

Management has reviewed events occurring through the date the consolidated financial statements were issued and, when appropriate, recognized or disclosed in the consolidated financial statements or notes to the consolidated financial statements.  See Note 19 “Subsequent Events,” for additional information.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and due from banks, federal funds sold with maturities less than three months, and interest-bearing deposits with banks. Net cash flows are reported for customer loan and deposit transactions, changes in mortgagor’s escrow deposits, and short-term borrowings.

Securities Available for Sale, Securities Held to Maturity and Equity Securities

Management determines the appropriate classification of debt securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If debt securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt securities are classified as securities available for sale and reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive loss, a component of shareholders’ equity. All marketable equity securities are reported at fair value, with changes in fair value recognized through net income (loss) in the consolidated statement of operations. At June 30, 2020 and 2019, and during the periods then ended, the Company did not hold any securities considered to be trading securities.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In order to determine OTTI for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Loans Held for Sale

Management determines the appropriate classification of mortgage loans at the time of commitment for new loan originations or, for convertible adjustable rate loans, at the time of conversion to a fixed interest rate. Mortgage loans held for sale are recorded at the lower of aggregate cost or fair value as determined by outstanding commitments from investors or fair value based upon recent sales for loans with no commitments. In order to limit the interest rate risk associated with loans held for sale, the Company may enter into various agreements to sell loans in the secondary mortgage market at fixed rates.

Gains and losses on the disposition of loans held for sale are determined based on the difference between the selling price and the carrying value of the loan sold plus the value of servicing rights, if retained.

At June 30, 2020 and 2019 the Company had no loans held for sale.

Net Loans Receivable

Loans receivable are reported at the principal amount outstanding, plus net deferred loan costs and net of the allowance for loan losses. Interest income accrues on the unpaid principal balance. Interest income on loans is not recognized when considered doubtful of collection by management (generally, when principal or interest payments are ninety days or more past due). Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days or more still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of an allowance in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent one, three, five or ten year periods, whichever is highest. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial, Residential Mortgages, Home Equity Loans and Lines, and Consumer. Commercial loan classes include commercial and industrial, real estate, and construction.

The risk characteristics of each of the identified portfolio segments and classes are as follows:

Commercial – Commercial and industrial loans are commercial loans other than those secured by real estate. Commercial and industrial loans are generally of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Furthermore, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. Commercial and industrial loans also include Paycheck Protection Program (“PPP”) loans which carry a 100% SBA guarantee if made to eligible borrowers.

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

Derivatives

In the normal course of business, the Company utilizes interest rate swaps with certain commercial borrowers and third-party counterparties. These transactions are accounted for as derivatives. The derivatives are entered into in connection with the Company’s asset and liability management activities and not for trading purposes.

The derivatives are not designated as hedges for accounting purposes and therefore all derivatives are recorded at fair value as derivative assets and derivative liabilities, included in other assets and other liabilities, respectively, in the consolidated statement of condition, with changes in fair value recognized as non-interest income in the consolidated statement of operations.

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

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value of the asset acquired less an estimate of the costs to sell, establishing a new cost basis. Fair value of OREO is generally determined through independent appraisals. At the time of foreclosure or when the Company obtains legal title to the property, the excess, if any, of the recorded investment in the loan over the fair value of the asset received is charged to the allowance for loan losses. Subsequent declines in the fair value of such assets, or increases in the estimated costs to sell the properties and net operating expenses of such assets, are charged directly to other expenses. OREO is included in other assets in the consolidated statements of condition.

Bank-Owned Life Insurance

The Company is the beneficiary of a policy that insures the lives of certain current and former officers of the Company. The Company has recognized the cash surrender value, or the amount that can be realized under the insurance policy, as an asset in the consolidated statements of condition. Changes in the cash surrender value and insurance benefit payments are recorded in noninterest income.

Goodwill and Other Intangible Assets

The excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, is recorded as goodwill. Goodwill is carried at its acquired value and is reviewed annually for impairment, or when events or changes in circumstances indicate that carrying amounts may be impaired.

Acquired identifiable intangible assets that have finite lives are amortized over their useful economic life. Customer relationship intangibles are generally amortized over fifteen years based upon the projected discounted cash flows of the accounts acquired. Core deposit premium related to the Company’s assumption of certain deposit liabilities is being amortized over fifteen years. Acquired identifiable intangible assets that are amortized are reviewed for impairment when events or changes in circumstances indicate that the carrying amounts may be impaired.

Due to Broker

As of June 30, 2020, the Company recorded a liability classified as Due to Broker for the purchase of securities with trade dates prior to year-end and settlement dates subsequent to year-end.

Advertising

The Company expenses costs associated with advertising as they are incurred.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company recognizes interest and/or penalties related to income tax matters in other expense.

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

Financial Instruments

In the normal course of business, the Company is a party to certain financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit and standby letters of credit. The face amount for these items represents exposure to loss, before considering customer collateral, or ability to repay. The Company’s policy is to record such instruments when funded.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and items of other comprehensive income or loss, which are reported directly in shareholders’ equity, net of tax. Other comprehensive income or loss includes the unrealized gain or loss on securities available for sale and changes in the funded status of the Company’s defined benefit pension and other post-retirement plans, net of tax.

Cash Reserve Requirement

The Company may be required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The Company had no reserve requirement at June 30, 2020 and 2019.

Employee Benefits

The Company has a defined benefit pension plan covering substantially all of its employees hired before September 1, 2019. The benefits are developed from actuarial valuations and are based on the employee’s years of service and compensation. Actuarial assumptions such as interest rates, expected return on plan assets, turnover, mortality and rates of future compensation increases have a significant impact on the costs, assets and liabilities of the plan. Pension expense is the net of service cost, interest cost, return on plan assets and amortization of gains and losses not immediately recognized.

The Company also provides post-retirement medical and life insurance benefits to certain employees and retirees. The cost of post-retirement benefits is recognized on an accrual basis as employees perform services. Effective October 1, 2006, the post-retirement medical portion of the plan was frozen. Accordingly, after that date there have been no new plan participants.

The Company maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Employer 401(k) expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense principally represents investment performance on the various plan assets.

The Company maintains an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees meeting certain eligibility requirements. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.

Reclassifications

Amounts in the prior year’s consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

Correction of an Immaterial Error

During the fourth fiscal quarter of 2020, the Company recorded an out-of-period adjustment that effected the Consolidated Statements of Condition, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss).  The adjustment related to an error in the adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities, for three legacy preferred stock holdings in the Company’s investment securities portfolio.

The impact of this adjustment resulted in a current period decrease in net loss on equity securities of $16,000, a decrease in income tax benefit of $4,000, and a decrease in unrealized holding gains, net of tax, arising during the period of $12,000.  The Company also recorded a decrease in retained earnings of $702,000, a reduction in accumulated other comprehensive loss of $702,000, a decrease in securities available for sale of $5.1 million and an increase in equity securities of $5.1 million as of June 30, 2020.  The Company reviewed and determined that the impact of this error was not material to the previously issued interim consolidated financial statements.

Adoption of Recent Accounting Pronouncements

On July 1, 2019, the Company adopted ASU 2014-09 amending guidance on “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASU’s that modified Topic 606.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU replaces most existing revenue recognition guidance under GAAP.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, which include insurance revenues, wealth management services, service charges on deposits, interchange income, and gains (losses) from the transfer of other real estate owned.  The Company recorded a net increase to beginning retained earnings of $291,000 as of July 1, 2019 due to the cumulative impact of adopting Topic 606, primarily driven by the recognition of insurance commission income. Refer to Note 16 for additional disclosures required by Topic 606.

On July 1, 2019, the Company adopted ASU 2016-01 amending guidance on “Financial Instruments (Subtopic 825-10)”.  This amendment addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  These amendments require equity securities to be measured at fair value with changes in the fair value to be recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. As of June 30, 2019, the Company had equity investments with a cost of $2.8 million and an estimated fair value of $3.6 million.  On July 1, 2019, the Company recorded a cumulative-effect adjustment to decrease retained earnings in the amount of $116,000 representing the unrealized loss, net of tax, on these equity securities.  Change in fair value during the year ended June 30, 2020 has been recognized in net income (loss).

On July 1, 2019, the Company adopted ASU 2016-15 which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice. The amendment covers the following cash flows: Cash payments for debt prepayment or extinguishment costs will be classified in financing activities. Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity. Cash paid by an acquirer that is not soon after a business combination for the settlement of a contingent consideration liability will be separated between financing activities and operating activities. Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities. Cash paid soon after the business combination will be classified in investing activities. Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss). Cash proceeds from lump-sum settlements will be classified based on the nature of each loss included in the settlement. Cash proceeds received from the settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies will be classified as cash inflows from investing activities. Cash payments for premiums on COLI and BOLI may be classified as cash outflows for investing, operating, or a combination of both. A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a noncash activity, and cash received from beneficial interests will be classified in investing activities. Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look- through approach as an accounting policy election. The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

On July 1, 2019, the Company adopted ASU 2016-18 related to guidance on “Statement of Cash Flows (Topic 230) Restricted Cash” which addresses diversity in practice from entities classifying and presenting transfers between cash and restricted cash as operating, investing or financing activities or as a combination of those activities in the statement of cash flows. The ASU requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the Statement of Cash Flows. As a result, transfers between such categories will no longer be presented in the Statement of Cash Flows. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

On July 1, 2019, the Company adopted ASU 2017-07 related to guidance on “Compensation - Retirement Benefits (Topic 715)” which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

Impact of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 to its guidance on “Leases (Topic 842)”. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for the Company for the fiscal year beginning July 1, 2021. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. In June 2020, the FASB issued No. ASU 2020-05, Coronavirus Disease 2019 (COVID-19) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective. The Company plans to defer the adoption of the amendments in ASU 2016-02 to the fiscal year beginning July 1, 2022. The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The Company is performing its accounting analysis of its branch building and other leases underlying contracts. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments Credit Losses clarifying certain amendments to various provisions of ASU No. 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this ASU. At this time, we have not calculated the estimated impact that this ASU will have on our allowance for loan losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. Alternative methodologies are currently being considered. Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 to its guidance on “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20) related to premium amortization on purchased callable debt securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosure about a change in accounting principle. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In August 2018, the FASB issued ASU 2018-13 to its guidance on “Fair Value Measurement (Topic 820)”. This update modifies the disclosure requirements on fair value measurements. The following disclosure requirements were removed from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The following disclosure requirements were modified in Topic 820: (1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2020. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

In August 2018, the FASB has issued ASU  2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The following disclosure requirements were removed from Subtopic 715-20: (1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; (2) the amount and timing of plan assets expected to be returned to the employer; (3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; (4) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets; and (5) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715-20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2021. Early adoption is permitted for all entities. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

The amendments to Topic 326 and other Topics in this Update include items related to the amendments in Update 2016-13 discussed at the June 2018 and November 2018 Credit Losses TRG meetings. The amendments clarify or address stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 on a number of different topics, including the following:

●	Accrued Interest
●	Transfers between Classifications or Categories for Loans and Debt Securities
●	Recoveries
●	Consideration of Prepayments in Determining the Effective Interest Rate
●	Consideration of Estimated Costs to Sell When Foreclosure Is Probable
●	Vintage Disclosures— Line-of-Credit Arrangements Converted to Term Loans
●	Contractual Extensions and Renewals

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020.  The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact on adoption of this guidance on our consolidated financial statements.

2.        COVID-19

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the novel coronavirus, identified as Coronavirus Disease 2019 (“COVID-19”), occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic on March 11, 2020.  In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, restrictions on business operations, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. During the fourth fiscal quarter of 2020 (the quarter ended June 30, 2020), some of these restrictions were removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses and have resulted in a significant number of layoffs and furloughs of employees in the Company’s market area. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.  The Company’s fiscal 2020 results were adversely impacted by the effects of the pandemic, which contributed to an increase in the provision for loan losses.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has worked with its customers affected by COVID-19 and accommodated a significant amount of modifications across its loan portfolios. To the extent that such modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

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

3.        INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$61,299	$215	$(3)	$61,511
Mortgage-backed securities - residential	78	—	—	78
Asset-backed securities	65	49	(4)	110
Collateralized mortgage obligations - residential	430	298	(44)	684
Municipal obligations	13,381	6	(2)	13,385
Total available for sale securities	$75,253	$568	$(53)	$75,768

Securities held to maturity:
Municipal obligations	$4,822	$95	$—	$4,917
Corporate debt securities	2,000	—	—	2,000
Total held to maturity securities	$6,822	$95	$—	$6,917

Equity securities:
Preferred stock	$6,007	$29	$(980)	$5,056
Common stock	2,807	1,204	(534)	3,477
Total equity securities	$8,814	$1,233	$(1,514)	$8,533

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$70,706	$164	$(3)	$70,867
Mortgage-backed securities - residential	109	3	—	112
Asset-backed securities	75	55	(2)	128
Collateralized mortgage obligations - residential	525	401	(37)	889
Municipal obligations	14,666	33	—	14,699
Total available for sale securities	$86,081	$656	$(42)	$86,695

Securities held to maturity:
Municipal obligations	$3,873	$14	$—	$3,887

Equity securities:
Preferred stock	$6,007	$52	$(1,019)	$5,040
Common stock	2,807	1,066	(255)	3,618
Total equity securities	$8,814	$1,118	$(1,274)	$8,658

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$10,195	$(3)	$—	$—	$10,195	$(3)
Mortgage-backed securities - residential (1)	33	—	2	—	35	—
Asset-backed securities	5	(1)	4	(3)	9	(4)
Collateralized mortgage obligations - residential	21	(1)	137	(43)	158	(44)
Municipal obligations	3,609	(2)	—	—	3,609	(2)
	$13,863	$(7)	$143	$(46)	$14,006	$(53)

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$4,969	$(1)	$7,988	$(2)	$12,957	$(3)
Mortgage-backed securities - residential (1)	1	—	2	—	3	—
Asset-backed securities	—	—	5	(2)	5	(2)
Collateralized mortgage obligations - residential	15	(9)	160	(28)	175	(37)
	$4,985	$(10)	$8,155	$(32)	$13,140	$(42)

(1)	Unrealized losses on these securities are less than $500.

The above tables represent securities at June 30, 2020 and 2019, where the current fair value is less than the related amortized cost. There were 58 and 37 securities with unrealized losses at June 30, 2020 and 2019, respectively. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities are not considered other than temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

During the years ended June 30, 2020 and 2019, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations which were rated less than investment grade for impairment, resulting in no additional impairment charges in fiscal 2020 and 2019. In fiscal 2020, 55 securities with an amortized cost of $0.4 million and remaining par value of $1.8 million were evaluated. In fiscal 2019, 62 securities with an amortized cost of $0.5 million and remaining par value of $2.0 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2018	$1,506

Reductions for amounts realized for securities transactions	(29)

Balance, June 30, 2019	1,477

Reductions for amounts realized for securities transactions	(263)

Balance, June 30, 2020	$1,214

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	June 30, 2020
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$56,397	$56,613
Due after one to five years	18,283	18,283
Mortgage-backed securities - residential	78	78
Asset-backed securities	65	110
Collateralized mortgage obligations - residential	430	684
	$75,253	$75,768

Securities held to maturity:
Due in one year or less	$3,636	$3,731
Due after one to five years	1,076	1,076
Due after five to ten years	2,110	2,110
	$6,822	$6,917

	June 30, 2019
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$75,416	$75,593
Due after one to five years	9,956	9,973
Mortgage-backed securities - residential	109	112
Asset-backed securities	75	128
Collateralized mortgage obligations - residential	525	889
	$86,081	$86,695

Securities held to maturity:
Due in one year or less	$3,748	$3,762
Due after one to five years	—	—
Due after five to ten years	125	125
	$3,873	$3,887

During the year ended June 30, 2020, the Company received $5.0 million in proceeds from the sale of securities available for sale, realizing gross gains of $83,000. During the year ended June 30, 2020, the Company realized gross gains of $58,000 from other securities transactions. During the year ended June 30, 2019, there were no sales of securities available for sale.

During the years ended June 30, 2020 and 2019, there were no sales of securities held to maturity.

At June 30, 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of June 30, 2020 and 2019, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $65.0 million and $84.9 million, respectively.

4.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2020	June 30, 2019
Commercial:
Real estate	$450,452	$414,375
Commercial and industrial	237,223	183,262
Construction	91,805	85,274
Total commercial	779,480	682,911
Residential mortgages	279,960	281,388
Home equity loans and lines	80,345	80,258
Consumer	30,860	21,482
	1,170,645	1,066,039
Net deferred loan costs	605	2,398
Allowance for loan losses	(22,851)	(14,499)
Net loans receivable	$1,148,399	$1,053,938

The following table presents the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Year Ended June 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations (1)	20,611	1,143	489	347	22,590
Loans charged off (1)	(15,805)	(19)	—	(162)	(15,986)
Recoveries on loans charged off (1)	1,707	—	1	40	1,748
Allowance for loan losses at end of period	$17,570	$3,484	$1,303	$494	$22,851

(1)	The year ended June 30, 2020 included a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities commercial loan relationships which were recognized in the first fiscal quarter of 2020. The year ended June 30, 2020 also included a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities commercial loan relationships which was recognized in the third fiscal quarter of 2020.

	For the Year Ended June 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$10,414	$2,166	$770	$160	$13,510
Provisions charged to operations	1,729	279	90	252	2,350
Loans charged off	(1,086)	(85)	(47)	(179)	(1,397)
Recoveries on loans charged off	—	—	—	36	36
Allowance for loan losses at end of period	$11,057	$2,360	$813	$269	$14,499

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	June 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$929	$—	$—	$—	$929
Related to loans collectively evaluated for impairment	16,641	3,484	1,303	494	21,922
Ending balance	$17,570	$3,484	$1,303	$494	$22,851

Loans:
Individually evaluated for impairment	$8,407	$—	$—	$—	$8,407
Loans collectively evaluated for impairment	771,073	279,960	80,345	30,860	1,162,238
Ending balance	$779,480	$279,960	$80,345	$30,860	$1,170,645

	June 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$426	$—	$—	$—	$426
Related to loans collectively evaluated for impairment	10,631	2,360	813	269	14,073
Ending balance	$11,057	$2,360	$813	$269	$14,499

Loans:
Individually evaluated for impairment	$8,067	$—	$—	$—	$8,067
Loans collectively evaluated for impairment	674,844	281,388	80,258	21,482	1,057,972
Ending balance	$682,911	$281,388	$80,258	$21,482	$1,066,039

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2020			June 30, 2020
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,417	$5,342	$—	$5,203	$265
Commercial and industrial	46	42	—	46	—
Construction	1,319	1,319	—	1,320	—
Subtotal	6,782	6,703	—	6,569	265
With an allowance recorded:
Commercial:
Real estate	233	221	25	234	—
Commercial and industrial	1,494	1,483	904	1,513	88
Subtotal	1,727	1,704	929	1,747	88
Total	$8,509	$8,407	$929	$8,316	$353

				For the Year Ended
	June 30, 2019			June 30, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,593	$5,376	$—	$5,608	$—
Commercial and industrial	59	48	—	59	—
Construction	1,377	1,377	—	1,106	—
Subtotal	7,029	6,801	—	6,773	—

With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	1,266	1,266	426	1,293	95
Subtotal	1,266	1,266	426	1,293	95
Total	$8,295	$8,067	$426	$8,066	$95

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the years ended June 30, 2020 and 2019 was nominal.

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

During the year ended June 30, 2020, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided.  Commercial, residential mortgage, home equity loans and lines, and consumer loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual.  Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that are delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral will be reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. At June 30, 2020, the Company granted payment deferral requests for consumer borrowers related to 110 loans representing $27.4 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, and for commercial borrowers related to 144 loans representing $170.3 million of the Company’s commercial loan balances.

During the year ended June 30, 2020, certain loan modifications were executed which were considered to be troubled debt restructurings.

The following table summarizes troubled debt restructurings by loan classification that occurred during the year ended June 30, 2020 (dollars in thousands):

		Pre-modification	Post-modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investments	Investments
Commercial	1	$2,200	$2,200

The modification included an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

There were no loans modified as troubled debt restructurings during the year ended June 30, 2019.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	June 30,		June 30,
	2020		2019
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$3,364	$143	$5,618	$58
Commercial and industrial	95	1,455	42	—
Construction	1,319	—	1,377	—
Residential mortgages	4,807	—	4,028	—
Home equity loans and lines	1,865	—	1,497	41
Consumer	210	12	—	19
	$11,660	$1,610	$12,562	$118

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following table presents the aging of the recorded investment in loans by class of loans (dollars in thousands):

	June 30, 2020
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$23	$211	$2,270	$2,504	$447,948	$450,452
Commercial and industrial	—	26	1,551	1,577	235,646	237,223
Construction	—	—	1,319	1,319	90,486	91,805
Residential mortgages	2,666	1,272	3,505	7,443	272,517	279,960
Home equity loans and lines	1,217	1,259	1,383	3,859	76,486	80,345
Consumer	39	4	12	55	30,805	30,860
Total	$3,945	$2,772	$10,040	$16,757	$1,153,888	$1,170,645

	June 30, 2019
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$3	$—	$5,490	$5,493	$408,882	$414,375
Commercial and industrial	—	—	42	42	183,220	183,262
Construction	—	—	1,377	1,377	83,897	85,274
Residential mortgages	156	217	2,699	3,072	278,316	281,388
Home equity loans and lines	476	318	988	1,782	78,476	80,258
Consumer	5	—	19	24	21,458	21,482
Total	$640	$535	$10,615	$11,790	$1,054,249	$1,066,039

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

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$433,948	$106	$16,398	$—	$450,452
Commercial and industrial	222,777	6,393	8,000	53	237,223
Construction	89,869	—	1,936	—	91,805
	$746,594	$6,499	$26,334	$53	$779,480

	June 30, 2019
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$406,317	$2,440	$5,618	$—	$414,375
Commercial and industrial	179,099	226	3,937	—	183,262
Construction	83,897	—	1,377	—	85,274
	$669,313	$2,666	$10,932	$—	$682,911

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

At June 30, 2020 and 2019, the Company had residential real estate loans in process of foreclosure of $2.1 million and $2.2 million, respectively.

As of June 30, 2020 and 2019, the Company had pledged $449.5 million and $485.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

At June 30, 2020 and 2019, loans to executive officers, directors, or to associates of such persons, as well as activity in such loans for the years then ended were immaterial as a percentage of total loans receivable.

The Company retains the servicing rights on certain mortgage loans sold, and may release the servicing rights on others. Total residential mortgage loans serviced by the Company for unrelated third parties were approximately $26.8 and $29.4 million at June 30, 2020 and 2019, respectively. At June 30, 2020 and 2019, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $231,000 and $251,000, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at June 30, 2020 and 2019, and therefore no valuation reserve was necessary. At June 30, 2020 and 2019, the Company held escrow funds in trust on loans serviced for others of $610,000 and $645,000, respectively.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At June 30, 2020, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $706.6 million, consisting of $353.3 million of interest rate swaps with commercial borrowers and $353.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2019, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $515.4 million, consisting of $257.7 million of interest rate swaps with commercial borrowers and $257.7 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as a component of other assets and other liabilities on the consolidated statement of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	June 30, 2020
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$42,922	$42,922
Less: master netting arrangements	—	—
Less: cash collateral applied	—	(42,922)
Net amount	$42,922	$—

	June 30, 2019
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,550	$13,550
Less: master netting arrangements	(88)	(88)
Less: cash collateral applied	—	(13,318)
Net amount	$13,462	$144

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At June 30, 2020, the Company had deposited $42.9 million as collateral for swap agreements with third-party counterparties. At June 30, 2019, the Company had deposited $13.3 million as collateral for swap agreements with third-party counterparties.

6.       PREMISES AND EQUIPMENT

Premises and equipment consists of the following (dollars in thousands):

	June 30,	June 30,
	2020	2019
Land	$6,678	$6,678
Leaseholds and land improvements	2,574	2,272
Buildings	30,103	29,630
Furniture, fixtures, and equipment	15,072	14,252
Construction in progress	303	1,000
	54,730	53,832
Less accumulated depreciation and amortization	(13,867)	(12,122)
	$40,863	$41,710

Depreciation and amortization included in occupancy and equipment expense amounted to $2,542,000 and $2,463,000 for the years ended June 30, 2020 and 2019, respectively.

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired other intangible assets were as follows (dollars in thousands):

	June 30,	June 30,
	2020	2019
Customer relationship intangibles:
Gross carrying amount	$2,645	$2,645
Less: accumulated amortization	(800)	(493)
Net carrying amount	1,845	2,152

Core deposit intangibles:
Gross carrying amount	562	562
Less: accumulated amortization	(248)	(191)
Net carrying amount	314	371

Total other intangible assets:
Gross carrying amount	3,207	3,207
Less: accumulated amortization	(1,048)	(684)
Net carrying amount	$2,159	$2,523

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Year ending June 30,
2021	$337
2022	309
2023	281
2024	254
2025	226

Aggregate amortization expense was $364,000 and $351,000 for the years ended June 30, 2020 and 2019, respectively.

There were no changes in goodwill for the years ended June 30, 2020 and 2019.

There were no impairment losses on goodwill or intangible assets for the years ended June 30, 2020 and 2019.

8.       DEPOSITS

Deposit account balances are summarized as follows (dollars in thousands):

	June 30,	June 30,
	2020	2019
Non-interest bearing demand accounts	$437,536	$357,523
Interest-bearing accounts:
Interest-bearing demand accounts	110,711	220,546
Savings accounts	258,581	250,856
Money market accounts	343,763	371,828
Time deposits	119,559	130,565
Total interest bearing accounts	832,614	973,795
Total deposits	$1,270,150	$1,331,318

Overdrawn demand deposit balances of $181,000 and $238,000 were reclassified as loan balances as of June 30, 2020 and 2019, respectively.

Time deposits outstanding that had balances of $250,000 and over amounted to approximately $30.0 million and $34.5 million at June 30, 2020 and 2019, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Year ending June 30,
2021	$81,836
2022	17,391
2023	11,309
2024	6,109
2025	2,914
$119,559

Deposits of related parties amounted to $7.5 million and $6.0 million at June 30, 2020 and 2019, respectively.

9.       BORROWINGS

The Company has the ability to borrow (Non-Repo Advances) in an amount up to 30% of its total assets from the FHLBNY. All borrowings from the FHLBNY are collateralized by FHLBNY stock, certain qualifying loans, and certain available for sale securities. In addition, overall credit exposure, including Non-Repo Advances, cannot exceed 50% of total assets. FHLBNY borrowings have prepayment penalties.

At June 30, 2020, the Company pledged approximately $449.5 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2020, the maximum amount of funding available from the FHLBNY was $375.9 million, of which none was utilized for borrowings and $222.5 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

At June 30, 2019, the Company pledged approximately $485.6 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2019, the maximum amount of funding available from the FHLBNY was $405.0 million, of which none was utilized for borrowings and $207.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

In addition, the Company has an unsecured $20.0 million line of credit available with an unrelated financial institution; there were no draws against the line made during the year ended June 30, 2020.

10.     OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Loss Components			Where Net Income is Presented
	Year Ended
	June 30,
	2020	2019
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$138	$6	Net gain on available for sale securities transactions
Tax expense	(36)	(1)	Income tax expense
Net of tax	102	5

Amortization of defined benefit plan items (before tax):
Net actuarial loss	(1,080)	(760)	Salaries and employee benefits
Tax benefit	282	198	Income tax expense
Net of tax	(798)	(562)
Total reclassification for the period, net of tax	$(696)	$(557)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Year Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2020:
Accumulated other comprehensive income (loss) as of July l, 2019	$338	(11,441)	$(11,103)
Other comprehensive income (loss) before reclassifications	28	(7,107)	(7,079)
Amounts reclassified from accumulated other comprehensive (loss) income	(102)	798	696
Reclassification for change in accounting principle (1)	116	—	116
Accumulated other comprehensive loss as of June 30, 2020	380	(17,750)	(17,370)

2019:
Accumulated other comprehensive income (loss) as of July l, 2018	410	(9,399)	(8,989)
Other comprehensive loss before reclassifications	(67)	(2,604)	(2,671)
Amounts reclassified from accumulated other comprehensive (loss) income	(5)	562	557
Accumulated other comprehensive income (loss) as of June 30, 2019	$338	(11,441)	$(11,103)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Year Ended
	June 30,
	2020	2019
Unrealized gains/losses on securities:
Unrealized holdings gains (losses) arising during the period	$11	$(24)
Reclassification adjustment for gains included in net income	(36)	(1)
	(25)	(25)
Defined benefit plans:
Change in funded status	(2,516)	(921)
Reclassification adjustment for amortization of net actuarial loss	282	198
	(2,234)	(723)
	$(2,259)	$(748)

11.     EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Amounts recognized in the consolidated statement of condition related to the Company’s plans are as follows as of June 30 (dollars in thousands):

	2020	2019
Other liabilities
Unfunded pension liability	$10,293	$464
Accumulated post-retirement benefit obligation	2,204	1,835

	$12,497	$2,299

Accumulated other comprehensive loss, net of taxes
Pension plan	$17,387	$11,308
Post-retirement benefit plan	363	133

	$17,750	$11,441

Pension Plan

The Company maintains a noncontributory defined benefit pension plan covering substantially all of its full-time employees hired before September 1, 2019. Through December 31, 2009, pensions were paid as an annuity using a pension formula of 2.0% of the average of the five highest consecutive years of total compensation over the last ten years multiplied by credited service up to thirty years. Effective January 1, 2010, the plan was amended and service rendered thereafter is paid using a pension formula of 1.5%. Amounts contributed to the plan are determined annually on the basis of (a) the maximum amount allowable under Internal Revenue Service regulations and (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). The defined benefit pension plan was amended, effective August 31, 2019, to close the plan to new employees hired on or after September 1, 2019, therefore, no new employees hired on or after September 1, 2019 would be eligible to participate in the defined benefit pension plan.

The following table sets forth information on the Company’s defined benefit pension plan as of June 30 (dollars in thousands):

	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$56,150	$48,137
Service cost	2,252	1,574
Interest cost	1,968	1,918
Actuarial loss	7,718	5,976
Benefits paid	(3,322)	(1,455)

Projected benefit obligation at end of year	64,766	56,150

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	55,686	50,958
Actual return on plan assets	2,206	6,237
Expenses	(97)	(54)
Benefits paid	(3,322)	(1,455)

Fair value of plan assets at end of year	54,473	55,686

Unfunded status of plan at end of year	$(10,293)	$(464)

Net periodic pension cost included in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2020	2019
Service cost	$2,252	$1,574
Interest cost	1,968	1,918
Expected return on plan assets	(3,703)	(3,518)
Amortization of net actuarial loss	1,080	760
Net periodic pension cost	$1,597	$734

Amounts recognized in accumulated other comprehensive loss, before tax effect consist of net actuarial losses of $23,541,000 and $15,311,000 at June 30, 2020 and 2019, respectively.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ending June 30, 2021, is $1,732,000.

The actuarial assumptions used in determining the present value of the projected benefit obligations and net periodic pension cost as of and for the years ended June 30 were as follows:

	2020	2019
Weighted average assumptions – benefit obligations
Discount rate	2.87%	3.49%
Annual rate of compensation increase	3.00%	3.00%

Weighted average assumptions – net periodic benefit cost
Discount rate	3.49%	4.12%
Annual rate of compensation increase	3.00%	3.00%
Expected long-term rate of return on plan assets	6.75%	7.00%

For the year ended June 30, 2020, the discount rate assumption has changed to the above median curve. For the year ended June 30, 2019, the discount rate assumption was the standard discount curve.

Accumulated Benefit Obligation

The accumulated benefit obligation (the actuarial present value of benefits, vested and nonvested, earned by employees based on current and past compensation levels) for the Company’s defined benefit pension plan totaled $58,143,000 and $51,034,000 as of June 30, 2020 and 2019, respectively.

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

Determination of Long-Term Rate-of-Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed-income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed-income securities were assumed to earn real rates of return in the ranges of 5-9% and 1-4%, respectively. The long-term inflation rate was estimated to be 2.5%.

Contributions

For the fiscal year ending June 30, 2021, the Company is not required to make a cash contribution to the plan, but may elect to do so.

Estimated Future Benefit Payments

The benefit payments expected to be paid over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2021	$1,517
2022	1,563
2023	1,602
2024	1,685
2025	1,800
Years 2026 – 2030	11,768

The Company’s pension plan asset allocation at June 30, 2020 and 2019, target allocation for 2020, and expected long-term rate of return by asset category are as follows:

	Percentage of			Weighted-
	Target	Plan Assets at		Average Expected
	Allocation	Year End		Long-Term Rate
Asset Category	2020	2020	2019	of Return
Equity securities	65.0%	62.6%	62.5%	5.00 – 9.00%
Fixed income securities	35.0%	37.4%	37.5%	1.00 – 4.00%
Total		100.0%	100.0%

Fair Value of Plan Assets

Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

The Company used the following methods and significant assumptions to estimate the fair value of each type of plan asset:

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

The fair values of the plan assets at June 30, by asset category, are as follows (dollars in thousands):

		June 30, 2020
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,861	$2,861	$—	$—
Cohen & Steers Real Estate SECS I	1,625	1,625	—	—
Fidelity Capital & Income Fund	2,706	2,706	—	—
PIMCO Commodities Plus Strat Fd Inst	1,740	1,740	—	—
PIMCO Long Term Credit Bond Inst	8,247	8,247	—	—
PIMCO Low Duration Incm Fd I	2,156	2,156	—	—
Vanguard Developed Mkts Index Inst	7,182	7,182	—	—
Vanguard Growth Index Fund Instl	7,862	7,862	—	—
Vanguard Mid Cap Index Funds Admiral	3,798	3,798	—	—
Vanguard Small Cap I	3,210	3,210	—	—
Vanguard Value Index Instl Shares	7,322	7,322	—	—
Western Asset Core Bd Fd I	5,389	5,389	—	—
Cash	375	375	—	—
Total plan assets	$54,473	$54,473	$—	$—

		June 30, 2019
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,819	$2,819	$—	$—
Cohen & Steers Real Estate SECS I	1,614	1,614	—	—
Fidelity Capital & Income Fund	2,778	2,778	—	—
PIMCO Commodities Plus Strat Fd Inst	1,711	1,711	—	—
PIMCO Long Term Credit Bond Inst	8,417	8,417	—	—
PIMCO Low Duration Incm Fd I	2,212	2,212	—	—
Vanguard Developed Mkts Index Inst	7,283	7,283	—	—
Vanguard Growth Index Fund Instl	7,736	7,736	—	—
Vanguard Mid Cap Index Funds Admiral	3,893	3,893	—	—
Vanguard Small Cap I	3,338	3,338	—	—
Vanguard Value Index Instl Shares	7,787	7,787	—	—
Western Asset Core Bd Fd I	5,548	5,548	—	—
Cash	550	550	—	—
Total plan assets	$55,686	$55,686	$—	$—

There were no significant transfers between Level 1 and Level 2 during the years ended June 30, 2020 and 2019.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated financial statements at June 30 (dollars in thousands):

	2020	2019
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation at beginning of year	$1,835	$1,570
Service cost	36	30
Interest cost	64	65
Actuarial loss	19	32
Effect of changes in assumptions	295	181
Benefits paid	(45)	(43)

Accumulated benefit obligation at end of year	2,204	1,835

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	45	43
Benefits paid	(45)	(43)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(2,204)	$(1,835)

Net periodic post-retirement benefit cost included in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2020	2019
Service cost	$36	$30
Interest cost	64	65
Recognized actuarial loss	3	—
Net periodic post-retirement benefit cost	$103	$95

Amounts recognized in accumulated other comprehensive loss, before tax effect, at June 30, consist of (dollars in thousands):

	2020	2019
Net actuarial loss	$491	$180

The estimated net actuarial loss for the post-retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ending June 30, 2021, is $30,000.

The discount rates used in determining the accumulated post-retirement benefit obligation were 2.60% and 3.45% at June 30, 2020 and 2019, respectively.

For measurement purposes, the medical care cost trend rate has no effect on the Company’s cost since the insurance premiums are a fixed amount (capped). However, increasing or decreasing the benefit cost cap for plan participants could have a significant impact on the accumulated benefit obligation and employer cost.

The projected benefit payments under the plan over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2021	$66
2022	67
2023	68
2024	70
2025	76
Years 2026 – 2030	417

401(k) Plan

The Company maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may contribute up to the maximum amount allowed under the Internal Revenue Code. The Company matches 100% on the first 1% of employee contributions and 50% on the next 5% after the employee has completed one year of service. The 401(k) plan contribution expense was approximately $459,000 and $411,000 for the years ended June 30, 2020 and 2019, respectively.

Supplemental Retirement and Deferred Compensation Plans

The Company had a Targeted Benefit Supplemental Retirement Plan for executives. At June 30, 2020 and 2019, the Company had an accrued benefit liability of $435,000 and $488,000, respectively. Effective June 2010, the plan was terminated and there have been no additional contributions. There were no provisions for the years ended June 30, 2020 and 2019. Changes in the accrued benefit liability equal the changes in the fair values of designated assets, less participant payments.

The Company has a Deferred Compensation Plan for directors and certain of its officers. Under the plan, participants can elect to defer all, or portion of their directors fees, or salaries and/or bonuses, and invest those funds in various investment fund options. At June 30, 2020 and 2019, the Company had an accrued benefit liability of $652,000 and $658,000, respectively. Changes in the accrued benefit liability equal the changes in the fair values of the invested assets, additional deferrals, less participant payments, if any.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2020 was $12.9 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

June 30, 2020
Allocated	50,916
Committed to be allocated	25,458
Unallocated	941,951
Total Shares	1,018,325

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2020 was $995,000.

12.     INCOME TAXES

The components of income tax (benefit) expense were as follows (dollars in thousands):

	For the Years Ended
	June 30,
	2020	2019
Current tax expense	$196	$4,893
Deferred tax (benefit)	(3,492)	(63)
Total income tax (benefit) expense	$(3,296)	$4,830

Income tax (benefit) expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	June 30,
	2020		2019
	Amount	Rate	Amount	Rate
(Loss) income before tax at the federal tax rate	$(2,059)	(21.0)%	$5,008	21.0%
State expense, net of federal benefit	(1,002)	(10.2)%	580	2.4%
Federal tax rate change	—	—%	(580)	(2.4)%
Tax-exempt income	(141)	(1.4)%	(164)	(0.7)%
Bank-owned life insurance	(115)	(1.2)%	(25)	(0.1)%
Other, net	21	0.2%	11	—%
Total income tax (benefit) expense	$(3,296)	(33.6)%	$4,830	20.2%

The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	June 30,	June 30,
	2020	2019
Deferred tax assets
Allowance for loan losses	$6,786	$4,441
OTTI – securities	368	406
Post-retirement benefit obligations	468	452
Deferred compensation	285	309
Unfunded defined benefit and postretirement benefit plan liabilities	6,282	4,049
Contribution carryforward	1,295	—
Other	263	251
Total deferred tax assets	15,747	9,908

Deferred tax liabilities
Depreciation	(2,451)	(2,174)
Net deferred loan origination costs	(569)	(571)
Prepaid pension	(3,643)	(4,083)
Prepaid expenses	(160)	(139)
Unrealized gains on securities available for sale	(135)	(120)
Other	(448)	(191)
Total deferred tax liabilities	(7,406)	(7,278)
Net deferred tax asset at end of year	$8,341	$2,630

Net deferred tax assets are included in other assets in the consolidated statement of condition.

Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amount of available open tax carrybacks, if any. As of June 30, 2020, and 2019, no valuation allowance was required.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act reduced the corporate federal tax rate from a maximum 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the corporate tax rate under the Tax Act, the Bank revalued its deferred tax assets and liabilities at December 31, 2017. The re-measurements resulted in a discrete tax benefit of $580,000 that was recognized during the year ended June 30, 2019.

For the years ending June 30, 2020 and 2019, there were no amounts accrued and/or paid for interest and penalties.

As a thrift institution, the Company is subject to special provisions in the Federal income tax laws regarding its allowable bad debt deduction and related tax basis bad debt reserves. Deferred income tax liabilities are to be recognized with respect to any base-year reserves which are to become taxable (or “recaptured”) in the foreseeable future.

Under current income tax laws, the base-year reserves would be subject to recapture if the Company pays a cash dividend in excess of earnings and profits or liquidates. The Company does not expect to take any actions in the foreseeable future that would require the recapture of any base-year reserves.

A deferred tax liability has not been recognized with respect to the Federal base-year reserve of $9.3 million at June 30, 2020 and 2019, because the Company does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $2.4 million at June 30, 2020 and 2019. It is more likely than not that this liability will never be incurred because, as noted above, the Company does not expect to take any action in the future that would result in this liability being incurred.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Company is no longer subject to examination by either taxing authority for years before calendar 2016.

13.     COMMITMENTS AND CONTINGENT LIABILITIES

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

	June 30, 2020
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$41,573	$232,137	$273,710
Standby letters of credit	—	30,654	30,654
	$41,573	$262,791	$304,364

	June 30, 2019
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$23,892	$357,223	$381,115
Standby letters of credit	—	33,385	33,385
	$23,892	$390,608	$414,500

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At June 30, 2020, approximately $43.8 million of adjustable rate residential mortgage loans had interest rate caps. At June 30, 2019, approximately $47.6 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At June 30, 2020, approximately $3.5 million of the adjustable rate mortgage loans had conversion options. At June 30, 2019, approximately $4.3 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At June 30, 2020, the Company had no loans held for sale. In addition, the Company has no loan commitments with borrowers at June 30, 2020 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At June 30, 2020, the Company had no commitments to sell loans to unrelated investors.

Concentrations of Credit

The Company primarily grants loans to customers located in the New York State counties of Albany, Greene, Rensselaer, Schenectady, Saratoga, and Warren. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate and construction-related sectors of the economy.

Leases

The Company leases certain branches and equipment under various noncancelable operating leases. The future minimum payments by year and in the aggregate, under all significant noncancelable operating leases with initial or remaining terms of one year or more, are as follows (dollars in thousands):

Year ending June 30,
2021	$562
2022	541
2023	550
2024	495
2025	350
Thereafter	837
$3,335

Total rent expense was approximately $711,000 and $748,000 for the years ended June 30, 2020 and 2019, respectively.

Legal Proceeding and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings or investigations concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of expense. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

Information is provided below regarding the nature of the matters and associated claimed damages. The amount of reasonably possible losses for the matters described below in the “Legal Proceedings” cannot be estimated at this time. The Company and the Bank are defending each of these matters vigorously, and the Company believes that it and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. Based on current knowledge, other than disclosed below, the Company is not a party to any pending legal or other proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows. In light of the significant judgment, variety of assumptions and uncertainties involved in these matters, some of which are beyond the Company’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could have an adverse material impact on the Company’s business, prospects, results of operations for any particular reporting period, or cause significant reputational harm.

Potentially Fraudulent Activity

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant account agreements to set off approximately $16.0 million from accounts held by the Mann Entities at the Bank. The set off was to partially cover overdrafts/negative account balances that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. No additional charges to non-interest expense were recognized during the year ended June 30, 2020, related to the transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020, the Bank recognized a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities’ commercial loan relationships, which was credited to the allowance for loan losses. No additional charges to the provision for loan losses were recognized during the year ended June 30, 2020, related to the transactions with the Mann Entities.

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

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleged that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decides the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint named several additional corporate entities affiliated with the Mann Parties as co-defendants and asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint sought a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim in the amended complaint, which also postponed the Pioneer Parties’ deadline to file an answer to the amended complaint until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion for both leave to file a second amended complaint and for reconsideration of the court’s dismissal of Southwestern’s fraud claim.  On May 1, 2020, the Pioneer Parties filed their answer to Southwestern’s amended complaint. The Pioneer Parties asserted numerous affirmative defenses, counterclaims against Southwestern, and cross-claims against certain of the Mann Parties, including for common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest. On July 7, 2020, the court granted Southwestern leave to file a second amended complaint, which Southwestern filed on July 16, 2020. Southwestern’s second amended complaint asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting – and sought a monetary judgment of at least $9.8 million. On July 30, 2020, the Pioneer Parties filed an amended answer to Southwestern’s second amended complaint, which asserted the same affirmative defenses, counterclaims, and cross-claims as the Pioneer Parties’ prior answer to Southwestern’s amended complaint.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On January 10, 2020, the Pioneer Parties filed opposition to NatPay’s motion to intervene. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene. While the district judge has not yet adopted the magistrate’s recommended decision, NatPay was allowed to file its complaint in intervention on August 18, 2020. NatPay’s complaint includes claims for declaratory judgment, conversion, fraud, gross negligence, unjust enrichment and constructive trust, and for an accounting against the Pioneer Parties. The prayer for relief in NatPay’s complaint seeks “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On September 8, 2020, the Pioneer Parties filed their answer and affirmative defenses to NatPay’s complaint.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division. Cachet is currently involved in legal proceedings against certain Mann Parties and other related parties. The Bank is not listed as a creditor in the bankruptcy proceedings. However, in the filings with the bankruptcy court, Cachet asserts that the Bank is holding $7.0 million of its funds.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss five of Berkshire Bank’s claims.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss three of Chemung’s four claims.

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Company and the Bank wrongfully seized approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from seizing those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Bank and the Company must answer or otherwise respond to the government’s complaint by October 1, 2020. The complaint relates to the same set of facts described above in “Potentially Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Company, the Bank, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The Pioneer Parties must answer or otherwise respond to AXH’s complaint by November 5, 2020.

The Company and the Bank have received inquiries and requests for information from regulatory agencies relating to some of the entities and events that are the subjects of certain lawsuits described above. This has resulted in, or may in the future result in, regulatory agency investigations, litigation, subpoenas, enforcement actions, and related sanctions or costs. The Company and the Bank continue to cooperate with inquiries and respond to requests as appropriate.

The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate outcome of any such proceedings, involving the Company, the Bank or the Pioneer Parties, cannot be predicted with any certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		June 30, 2020 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$61,511	$61,511	$—	$—
Mortgage-backed securities - residential	78	—	78	—
Asset-backed securities	110	—	110	—
Collateralized mortgage obligations – residential	684	—	684	—
Municipal obligations	13,385	—	13,385	—
Total available for sale securities	75,768	61,511	14,257	—
Equity securities	8,533	5,528	3,005	—
Derivative assets	42,922	—	42,922	—
Total	$127,223	$67,039	$60,184	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—
Total	$—	$—	$—	$—

		Fair Value Measurements at
		June 30, 2019 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$70,867	$70,867	$—	$—
Mortgage-backed securities - residential	112	—	112	—
Asset-backed securities	128	—	128	—
Collateralized mortgage obligations – residential	889	—	889	—
Municipal obligations	14,699	—	14,699	—
Total available for sale securities	86,695	70,867	15,828	—
Equity securities	8,658	5,588	3,070	—
Derivative assets	13,462	—	13,462	—
Total	$108,815	$76,455	$32,360	$—

Liabilities:
Derivative liabilities	$144	$—	$144	$—
Total	$144	$—	$144	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Impaired loans:
Commercial loans	$775	$—	$—	$775
OREO	260	—	—	260

June 30, 2019
Impaired loans:
Commercial loans	$840	$—	$—	$840
OREO	158	—	—	158

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.7 million with a valuation allowance of $929,000 resulting in an estimated fair value of $775,000 as of June 30, 2020. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.3 million with a valuation allowance of $426,000 resulting in an estimated fair value of $840,000 as of June 30, 2019.

OREO measured at fair value less costs to sell, had a carrying amount of $260,000 at June 30, 2020. There were write-downs of $8,000 for the year ended June 30, 2020.

OREO measured at fair value less costs to sell, had a carrying amount of $158,000 at June 30, 2019. There were write-downs of $17,000 for the year ended June 30, 2019.

The carrying and estimated fair values of financial assets and liabilities as of June 30 were as follows (dollars in thousands):

	June 30, 2020
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$156,903	$156,903	$156,903	$—	$—
Securities available for sale	75,768	75,768	61,511	14,257	—
Securities held to maturity	6,822	6,917	—	6,917	—
Equity securities	8,533	8,533	5,528	3,005	—
FHLBNY stock	1,010	1,010	—	1,010	—
Net loans receivable	1,148,399	1,180,002	—	—	1,180,002
Accrued interest receivable	3,467	3,467	—	3,467	—
Derivative assets	42,922	42,922	—	42,922	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,150,591	$1,150,591	$—	$1,150,591	$—
Time deposits	119,559	120,921	—	120,921	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Due to broker	7,758	7,758	7,758	—	—
Accrued interest payable	35	35	—	35	—

	June 30, 2019
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$230,109	$230,109	$230,109	$—	$—
Securities available for sale	86,695	86,695	70,867	15,828	—
Securities held to maturity	3,873	3,887	—	3,887	—
Equity securities	8,658	8,658	5,588	3,070	—
FHLBNY stock	924	924	—	924	—
Net loans receivable	1,053,938	1,065,328	—	—	1,065,328
Accrued interest receivable	4,374	4,374	—	4,374	—
Derivative assets	13,462	13,462	—	13,462	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,200,753	$1,200,753	$—	$1,200,753	$—
Time deposits	130,565	130,680	—	130,680	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	17	17	—	17	—
Derivative liabilities	144	144	—	144	—

Short-Term Financial Instruments

The fair value of certain financial instruments are estimated to approximate their carrying amounts because the remaining term to maturity or period to repricing of the financial instrument is less than ninety days. Such financial instruments include cash and cash equivalents, accrued interest receivable and payable, due to brokers and mortgagor’s escrow deposits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Basel III transitional rules became effective for the Bank and Pioneer Commercial Bank on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50% for 2020 and 2019.

As of June 30, 2020 and 2019, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank, are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of June 30, 2020

Tier 1 (leverage) capital	$175,424	11.53%	$60,868	4.00%	N/A	N/A	$76,085	5.00%
Risk-based capital
Common Tier 1	$175,424	15.33%	$51,503	4.50%	$80,115	7.00%	$74,393	6.50%
Tier 1	$175,424	15.33%	$68,670	6.00%	$97,283	8.50%	$91,561	8.00%
Total	$189,835	16.59%	$91,561	8.00%	$120,173	10.50%	$114,451	10.00%

As of June 30, 2019

Tier 1 (leverage) capital	$136,879	9.99%	$54,808	4.00%	N/A	N/A	$68,510	5.00%
Risk-based capital
Common Tier 1	$136,879	12.58%	$48,974	4.50%	$76,182	7.00%	$70,741	6.50%
Tier 1	$136,879	12.58%	$65,299	6.00%	$92,507	8.50%	$87,066	8.00%
Total	$150,776	13.85%	$87,066	8.00%	$114,274	10.50%	$108,832	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of June 30, 2020

Tier 1 (leverage) capital	$27,144	8.11%	$13,388	4.00%	N/A	N/A	$16,736	5.00%
Risk-based capital
Common Tier 1	$27,144	45.91%	$2,661	4.50%	$4,139	7.00%	$3,843	6.50%
Tier 1	$27,144	45.91%	$3,548	6.00%	$5,026	8.50%	$4,730	8.00%
Total	$27,144	45.91%	$4,730	8.00%	$6,209	10.50%	$5,913	10.00%

As of June 30, 2019

Tier 1 (leverage) capital	$24,502	7.64%	$12,826	4.00%	N/A	N/A	$16,032	5.00%
Risk-based capital
Common Tier 1	$24,502	42.25%	$2,610	4.50%	$4,059	7.00%	$3,769	6.50%
Tier 1	$24,502	42.25%	$3,480	6.00%	$4,929	8.50%	$4,639	8.00%
Total	$24,502	42.25%	$4,639	8.00%	$6,089	10.50%	$5,799	10.00%

16.     REVENUE RECOGNITION

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended June 30, 2020.

	For the Years Ended June 30,
	2020	2019

	(dollars in thousands)
Non-interest Income
In scope of "ASC" Topic 606:
Insurance services	$3,727	$3,545
Wealth management services	2,750	2,912
Service charges on deposit accounts	3,095	3,351
Card services income	2,779	2,739
Other	199	343
Non-interest income in scope of "ASC" Topic 606	12,550	12,890

Non-interest income out of scope of "ASC" Topic 606	3,132	1,517

Total non-interest income	$15,682	$14,407

17.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of June 30, 2020. Earnings per share data is not applicable for the year ended June 30, 2019 as the Company had no shares outstanding.

For the Year Ended
June 30, 2020
(Dollars in thousands, except share and per share amounts)
Net loss applicable to common stock	$(6,509)

Average number of common shares outstanding	25,977,679
Less: Average unallocated ESOP shares	964,227
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,013,452

Loss per common share:
Basic	$(0.26)
Diluted	$(0.26)

18.     CONDENSED FINANCIAL STATEMENTS OF PIONEER BANCORP, INC.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Pioneer Bancorp, Inc. as of and for the year ended June 30, 2020.

Pioneer Bancorp, Inc.
Condensed Statement of Financial Condition
As of June 30, 2020
(in thousands)
2020
ASSETS
Cash and cash equivalents	$41,681
Investment in subsidiaries	167,506
Loan receivable	12,863
Other assets	1,952
Total assets	$224,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities	$36
Total shareholders' equity	223,966
Total liabilities and shareholders' equity	$224,002

Pioneer Bancorp, Inc.
Condensed Statement of Operations
For the Year Ended June 30, 2020
(in thousands)
2020
INCOME
Interest-earning assets	$682
Total income	682

OPERATING EXPENSES:
Contribution to Pioneer Bank Charitable Foundation	5,446
Other	81
Total operating expenses	5,527

Loss before tax benefit and equity in undistributed net loss of subsidiaries	(4,845)
Income tax (benefit)	(1,583)
Loss before equity in undistributed net loss of subsidiaries	(3,262)
Equity in undistributed net loss of subsidiaries	(3,247)
Net loss	$(6,509)

Pioneer Bancorp, Inc.
Condensed Statement of Cash Flow
For the Year Ended June 30, 2020
(in thousands)
2020
Cash flow from operating activities:
Net loss	$(6,509)

Adjustments to reconcile net loss to cash provided by operating activities:
Undistributed loss of subsidiaries	3,247
Stock contribution to Pioneer Bank Charitable Foundation	5,196
Net increase in other assets	(1,952)
Net increase in other liabilities	36
Net cash provided by operating activities	18

Cash flow from investing activities:
Increase in loan receivable	(12,863)
Investment in subsidiary	(54,500)
Net cash used by investing activities	(67,363)

Cash flow from financing activities:
Issuance of common stock	109,055
Other	(29)
Net cash provided by financing activities	109,026
Net increase in cash and cash equivalents	41,681
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$41,681

19.     SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year, a party filed a complaint against the Company and the Bank.   On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Company, the Bank, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. See “Note 13 – Commitments and Contingent Liabilities” for additional information regarding legal proceedings.

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Pioneer Bancorp, Inc. is responsible for establishing and maintaining effective internal control over financial reporting.

Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of June 30, 2020, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of June 30, 2020, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Thomas L. Amell/s/Patrick J. Hughes
Thomas L. AmellPatrick J. Hughes
President and Chief Executive OfficerExecutive Vice President and Chief Financial Officer

(c) There were no changes made in our internal controls during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pioneer Bancorp, Inc. has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on Pioneer Bancorp, Inc.’s website at www.pioneerny.com under “Resources – Investor Relations – Overview – Governance Documents.”

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of June 30, 2020 (the “Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the definitive Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

As of June 30, 2020, we did not have any compensation plans (other than our Employee Stock Ownership Plan) under which equity securities of the Company are authorized for issuance.

(b)          Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(c)          Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

(d)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I – Election of Directors – Transactions with Certain Related Persons,” “– Board Independence” and “– Meetings and Committees of the Board of Directors” of the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K.

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Statements of Condition - at June 30, 2020 and 2019

(C)   Consolidated Statements of Operations - Years ended June 30, 2020 and 2019

(D)   Consolidated Statements of Comprehensive Income (Loss) – Years ended June 30, 2020 and 2019

(E)   Consolidated Statements of Changes in Shareholders’ Equity and Net Worth - Years ended June 30, 2020 and 2019

(F)   Consolidated Statements of Cash Flows - Years ended June 30, 2020 and 2019

(G)   Notes to the Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

3.2

Bylaws of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.1

Form of Common Stock Certificate of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on December 10, 2019)

10.1

Employment Agreement by and between Pioneer Bank and Thomas L. Amell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.2

Change in Control Agreement by and between Pioneer Bank and Frank C. Sarratori (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.3

Change in Control Agreement by and between Pioneer Bank and Jesse Tomczak (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.4

Change in Control Agreement by and between Pioneer Bank and Patrick J. Hughes (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.5

Pioneer Bank Targeted Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)+

10.6

Pioneer Bank Board of Trustees and Executive Employees Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)+

10.7

Purchase Agreement by and between Pioneer Savings Bank and Homestead Funding Corp. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

21*	Subsidiaries of Registrant
23.1*	Consent of Bonadio & Co., LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity and Net Worth, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

+Indicates management contract, compensatory plan or arrangement of the Company.

ITEM 16.Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER BANCORP, INC.

Date: September 28, 2020	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	September 28, 2020
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	September 28, 2020
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Madeline Taylor	Chairman of the Board	September 28, 2020
Madeline Taylor

/s/ Eileen Bagnoli	Director	September 28, 2020
Eileen Bagnoli

/s/ Donald E. Fane	Director	September 28, 2020
Donald E. Fane

/s/ Shaun Mahoney	Director	September 28, 2020
Shaun Mahoney

/s/ Dr. James K. Reed	Director	September 28, 2020
Dr. James K. Reed

/s/ Edward Reinfurt	Director	September 28, 2020
Edward Reinfurt