Form 10-K/A
period 2020-06-30
Pioneer Bancorp, Inc./MD
filed 2020-10-28
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

⌧ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2020

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-38991

Pioneer Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	83-4274253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

652 Albany Shaker Road, Albany New York	12211
(Address of principal executive offices)	(Zip code)

(518) 730-3025

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	PBFS	The Nasdaq Stock Market, LLC

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 originally filed on September 28, 2020 (the “Original Filing”) by Pioneer Bancorp, Inc., a Maryland corporation (“Pioneer Bancorp” or the “Company”). Pioneer Bancorp is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended June 30, 2020.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors is currently comprised of seven members.  The Company’s Bylaws provide that directors are divided into three classes as nearly equal in number as possible, with one class of directors elected annually. The following sets forth certain information regarding current members of the Company’s Board of Directors, including the terms of office of board members. Age information is as of June 30, 2020, and term as a director includes service with Pioneer Bank. With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director. Each director of Pioneer Bancorp is also a director of Pioneer Bank.

Directors

The following directors of Pioneer Bancorp have terms ending at the annual meeting for the year ended June 30, 2020:

Dr. James K. Reed (age 71) is President and Chief Executive Officer of St. Peter’s Health Partners.  Dr. Reed became President and Chief Executive Officer upon the merger of Northeast Health, Seton Health and St. Peter’s Health Care Services.  As President and Chief Executive Officer, Dr. Reed oversees the management and growth of the region’s largest and most comprehensive not-for-profit network of high-quality, advanced medical care, primary care, rehabilitation and senior services.  Dr. Reed has also held a number of high level finance positions, including Director of Corporate Finance at International Paper Company, and Director of Acquisitions and Divestitures at Union Pacific Corporation. He then went on to become the Chief Medical Officer of Northeast Health, before becoming President and Chief Executive Officer of St. Peter’s Health Partners.  Dr. Reed is also a board officer of the Medical Liability Mutual Insurance Company (MLMIC), and a board member of HealthNow New York Inc.  Dr. Reed has a proven record of success in managing large and complex organizations and has a special understanding of the health care and technology sectors.   Dr. Reed joined Pioneer Bank’s board in 2017 and has been a member of the boards of Pioneer Bancorp and Pioneer Bancorp, MHC since their incorporation.

Edward Reinfurt (age 67) was the Director of the Empire State Development Division of Science, Technology and Innovation (NYSTAR), retiring from this position in February 2014.  Prior to his appointment at NYSTAR, Mr. Reinfurt was Vice President of The Business Council of New York State for 27 years.  He also served in the capacity of Director of Government Affairs for both the Carrier Corporation and Associated Industries of New York State. During his career, Mr. Reinfurt has spent considerable time on a wide variety of public policy issues. He was a member of the New York State Department of Health's Committee on Public Health Priorities, the New York Governor's Task Force to Restructure Employment, Health and Social Services, and the Accountability Team of the Labor and Education Department's joint committee reviewing the New York State's Workforce Development System.  Mr. Reinfurt also served as past chair and board member of Northeast Health, Inc. and formerly served as Vice Chairman of "Kids Count" in Watervliet.  Mr. Reinfurt’s strong government affairs experience and leadership skills are an invaluable asset to the board.  Mr. Reinfurt joined Pioneer Bank’s board in 2006 and has been a member of the boards of Pioneer Bancorp and Pioneer Bancorp, MHC since their incorporation.

The following directors of Pioneer Bancorp have terms ending at the annual meeting for the year ending June 30, 2021:

Thomas L. Amell (age 53) has served as President and Chief Executive Officer of Pioneer Bank since June 2013.  Mr. Amell’s banking career spans 30 years working in different areas of banking, including retail and commercial sales management and executive leadership.  Before joining Pioneer Bank, Mr. Amell served as President – Commercial Services of State Employees Federal Credit Union.  Prior to that, Mr. Amell was Regional President at First Niagara Bank.  Mr. Amell is actively involved in various organizations, currently as the Immediate Past Chair and Board Member of the Independent Bankers Association of New York State, a member of the Board of Directors for the New York Bankers Association, a member of the 50 Group, a past Chairman of the CEG and a member of the Executive Committee of the Siena College Board of Trustees.  He has also received many awards during his career, including Albany Business Review’s “Executive of the Year” and “40 Under 40,” the AMA of New York Capital Region Chapter’s “Marketer of Excellence,” Hudson Valley Community College’s “Otto V. Guenther Career Achievement Award,” the Big Brothers’/Big Sisters’ “Spirits of September Honoree” and 2015 Champion for Children Award from Northern Rivers.  Mr. Amell’s extensive knowledge of the banking industry and strong leadership skills provides the board with invaluable insight and guidance into the business and regulatory requirements of today’s banking environment. Mr. Amell joined Pioneer Bank’s board in 2012 and has been a member of the boards of Pioneer Bancorp and Pioneer Bancorp, MHC since their incorporation.

Donald E. Fane (age 60) is the President of Callanan Industries, Inc., a leading supplier of asphalt concrete, aggregates, ready mix concrete and construction services in New York State.  Prior to being named President in 2014, Mr. Fane held the position of Executive Vice President at Callanan. He also serves as President of Clemente Latham Concrete. Mr. Fane is involved in and serves on various local boards, including Friendly Sons of Saint Patrick’s and the Lansingburgh Boys & Girls Club. He formerly served on the board of Hudson Valley Community College, Seton Health Foundation, the Historic Troy 20/20 Group and the Troy Savings Bank Music Hall. He is the former Commissioner of the Spiegleltown Fire Company. In 1999, Mr. Fane was bestowed with the "Uncle Sam Citizen of the Year" Award, in 2003 the Troy Police Benevolent Association's "Gold Shield Award" and in 2006 the Rensselaer County Boy Scout's “Good Scout Award.”  Mr. Fane’s career as a business executive provides the board with knowledge of the challenges facing business in Pioneer Bank’s market area.  Further, Mr. Fane, both through his business and as an active member of the community, is knowledgeable of Pioneer Bank’s local customer environment.  Mr. Fane joined Pioneer Bank’s board in 2006 and has been a member of the boards of Pioneer Bancorp and Pioneer Bancorp, MHC since their incorporation.

Shaun Mahoney (age 56) is the Founder and Chief Executive Officer of the Mahoney Performance Institute, which he began in 2009. As founder of the Mahoney Performance Institute, Mr. Mahoney has developed a continuum of leadership, strategy, and culture development programs.  He has also served in a number of management and executive roles at private and public companies such as The Chase Manhattan Bank, Equifax, and Housecall Medical Resources. Mr. Mahoney is Chairman and board member of NextRidge Inc., a board member for Black Watch Premier Soccer Club and a member of the Albany 50 Group.  He is a former board member of the Center of Economic Growth and the former Chairman of the Dean’s Advisory Council for the Siena College School of Business. He is also a Chartered Financial Analyst (CFA). Mr. Mahoney’s skills in driving company performance and knowledge of the local community will assist Pioneer Bancorp as it continues its growth as a public company. Mr. Mahoney joined Pioneer Bank’s board in 2019 and has been a member of the boards of Pioneer Bancorp and Pioneer Bancorp, MHC since their incorporation.

The following directors of Pioneer Bancorp have terms ending at the annual meeting for the year ending June 30, 2022:

Eileen C. Bagnoli (age 71) served in various capacities with Pioneer Bank since 1972 until her retirement with Pioneer Bank in June 2013 after a 41-year career.  During her tenure, Ms. Bagnoli held positions at Pioneer Bank in retail branch management, marketing, human resources and operations, and served as Chief Executive Officer from June 2010 until June 2013 and as Executive Vice President and Chief Operating Officer from 2003 until June 2010.  Ms. Bagnoli was actively involved in the New York Bankers Association, as well as the Independent Bankers Association of New York State. She served as a director and past board chair of the Commission on Economic Opportunity and the New York State Higher Education Services Corporation Board and additionally served for over 22 years on the board of the Helping Hands School.  In 2008, she was honored for her distinguished career with the "Women of Excellence" award by the Albany-Colonie Regional Chamber of Commerce and in 2010 was the recipient of the Capital District Business Review's Women in Business Outstanding Executive award.  Ms. Bagnoli served on the board of WMHT Educational Telecommunications until 2016.  Ms. Bagnoli’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Pioneer Bank serves affords the board valuable insight regarding the Bank’s business and operations.  Ms. Bagnoli joined Pioneer Bank’s board in 2010 and has been a member of the boards of Pioneer Bancorp and Pioneer Bancorp, MHC since their incorporation.

Madeline Taylor (age 74) is a consultant to the Association Management Division of Capital Hill Management Services where she is involved in Business Development and Client Relations. Prior to this, Ms. Taylor spent 17 years with the Albany-Colonie Regional Chamber of Commerce where she served in various executive level positions, the last seven years of which were as President and Chief Executive Officer of the Chamber. During her tenure as Chamber President, Ms. Taylor was credited with spearheading the "Tech Valley" initiative of the Capital Region and became a founding member of the Tech Valley Chamber Coalition. Ms. Taylor has served on the boards of the New York State Economic Development Council, the Empire State Certified Development Corporation, the Albany Academy for Girls, Albany Memorial and Samaritan Hospitals and as a member of the President's Council of Russell Sage College.  Ms. Taylor was also appointed by former New York Governor George Pataki to serve on the Board of the Harriman Campus Development Corp.  Ms. Taylor has been the recipient of several awards, including being named one of the "100 Women of Excellence" by the Women's Business Council of the Albany-Colonie Chamber, the Marketer of the Year by the American Marketing Association, Distinguished Leadership Award by the National Association for Community Leadership and was featured as a "Woman in the News" by the Women's Press Club of New York State.  Ms. Taylor’s business and public policy experience, community service and strong knowledge of the business climate of the New York Capital Region brings extensive insight into the customers who live in Pioneer Bank’s market area and economic developments affecting its market area.  Ms. Taylor joined Pioneer Bank’s board in 2003 and has been a member of the boards of Pioneer Bancorp and Pioneer Bancorp, MHC since their incorporation.

Executive Officers Who Are Not Directors

The following sets forth information regarding executive officers who are not directors of Pioneer Bancorp.  Age information is as of June 30, 2020.  The executive officers of Pioneer Bancorp and Pioneer Bank are elected annually.

Susan M. Hollister, age 54, has served as Executive Vice President and Chief Human Resources Officer since August 2016.  Prior to joining Pioneer Bank, Ms. Hollister served as Senior Human Resources Manager for First Niagara Bank in the Eastern New York region from 1993 until August 2016.

Patrick J. Hughes, age 47, has served as Executive Vice President and Chief Financial Officer since November 2016.  Prior to joining Pioneer Bank, Mr. Hughes spent 20 years with UHY Advisors/UHY LLP, a professional services firm.  From 2006 until November 2016, Mr. Hughes served at the firm as a Managing Director and Partner.

Laura A. Mazzara, age 57, has served as Executive Vice President and Chief Risk Officer since December 2008 after having previously served in various positions at Pioneer Bank since 1987.

Robert J. Nichols, age 56, has served as Executive Vice President and Chief Credit Officer since September 2020. Previously he served as Senior Vice President, Commercial Development since November 2019. Prior to joining Pioneer Bank, Mr. Nichols served as Director of Commercial Banking for Key Bank since 2016, and Division Executive of Business Banking for First Niagara Bank in the Eastern New York region from 2012 until 2016.

Frank C. Sarratori, age 55, has served as Executive Vice President and Chief Administrative Officer, General Counsel and Corporate Secretary since 2013.  Prior to 2013, Mr. Sarratori served as Chief Compliance Officer, Corporate Secretary and General Counsel since his date of hire in 2004.  Mr. Sarratori was appointed as a director of Pioneer Bank in April 2019.

Jesse Tomczak, age 47, was appointed Executive Vice President and Chief Banking Officer in 2019. Previously, he served as Executive Vice President and Chief Customer Experience Officer since October 2013.  Mr. Tomczak previously served as Director of Business Development at State Employees Federal Credit Union.

Code of Ethics for Senior Officers

Pioneer Bancorp has adopted a Code of Ethics for Senior Officers that applies to Pioneer Bancorp’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on the Company’s website at http://investors.pioneerbanking.com/govdocs.  Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on the Company’s website.

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

Item 11. Executive Compensation

Compensation

The following table sets forth for the years ended June 30, 2020 and 2019, certain information as to the total remuneration paid by Pioneer Bank to Mr. Amell, who served as President and Chief Executive Officer and the two other most highly compensated executive officers for the year ended June 30, 2020.  Each individual listed in the table below is referred to as a “named executive officer.”

		Summary Compensation Table
Name and principal				Non-equity incentive	All other
position	Year	Salary	Bonus (1)	plan compensation (2)	compensation (3)	Total
Thomas L. Amell	2020	$651,182	$—	$127,236	$17,392	$795,810
President and Chief Executive Officer	2019	$651,182	$—	$187,731	$27,218	$866,131

Frank C. Sarratori	2020	$248,462	$50,000	$51,432	$21,710	$371,604
Executive Vice President , Chief Administrative Officer, General Counsel and Corporate Secretary	2019	$242,565	$—	$95,532	$7,887	$345,984

Patrick J. Hughes (4)	2020	$242,960	$25,000	$49,621	$19,433	$337,014
Executive Vice President and Chief Financial Officer

________________

(1)	Represents discretionary cash bonuses paid.
(2)

Payments were payable pursuant to the Pioneer Bank Targeted Incentive Plan. The annual performance period under the Targeted Incentive Plan is a 12-month period ending on December 31 of each year. Payments are made in the first calendar quarter of each year. The amounts payable in 2020 were based on the satisfaction of certain performance goals for the annual performance period ending on December 31, 2019 and such bonuses that were earned with respect to such performance period were paid in February, 2020.

(3)	A breakdown of the elements of the All Other Compensation column for the named executive officers for the fiscal year ended June 30, 2020 is detailed in the following table.

Officer	Perquisites (a)	401(k) Plan	ESOP (b)	Total
Thomas L. Amell	$—	$7,913	$9,479	$17,392
Frank C. Sarratori	$—	$12,231	$9,479	$21,710
Patrick J. Hughes	$—	$9,954	$9,479	$19,433
(a)	Did not exceed $10,000.
(b)	Based on Pioneer Bancorp’s closing stock price of $9.15 on June 30, 2020.
(4)	Mr. Hughes was not a named executive officer with respect to the year ended June 30, 2019.

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

The employment agreement specifies Mr. Amell’s base salary, which currently is $651,182. The compensation committee of the board of directors (the “Compensation Committee”) may increase, but not decrease, Mr. Amell’s base salary.  In addition to the base salary, the agreement provides that Mr. Amell is eligible to participate in any bonus plan or arrangement of Pioneer Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Compensation Committee. Mr. Amell is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Pioneer Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties with Pioneer Bank, including memberships in organizations as Mr. Amell and the board mutually agree are necessary and appropriate.

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

In the event Mr. Amell’s qualifying termination event occurs on or after a change in control of Pioneer Bancorp or Pioneer Bank, Mr. Amell would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of his: (1) base salary in effect as of the date of his termination or immediately prior to the change in control, whichever is higher; and (2) the highest annual cash bonus earned for the three most recently completed performance periods prior to the change in control.   Such payment will be made in a cash lump sum within 30 days following the Mr. Amell’s date of termination. In addition, Pioneer Bank (or its successor) will continue to provide Mr. Amell with life insurance and non-taxable medical and dental insurance coverage substantially comparable to the coverage provided to him immediately before his date of termination at no cost to Mr. Amell.  Such continued coverage will cease upon the earlier of: (1) 36 months after the date of termination; or (2) the date on which Mr. Amell becomes a full-time employee of another employer and receives comparable health and welfare benefits.

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

Change in Control Agreements.  Pioneer Bank entered into individual change in control agreements with five other executive officers, including Frank C. Sarratori, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary, Jesse Tomczak, Executive Vice President and Chief Banking Officer, and Patrick J. Hughes, Executive Vice President and Chief Financial Officer.  The change in control agreements have terms that initially end on December 31, 2020.  Each agreement will extend automatically for one additional year on January 1 of each year beginning January 1, 2020 so that the remaining term is two years unless either Pioneer Bank or the executive gives notice no later than 30 days before such anniversary date that the agreement will not be renewed. At least 30 days prior to each anniversary date of the change in control agreements, disinterested members of the board of directors of Pioneer Bank will conduct a comprehensive performance evaluation and review of each executive’s performance for purposes of determining whether to not renew the executive’s change in control agreement.  Notwithstanding the foregoing, in the event that Pioneer Bancorp or Pioneer Bank enters into a transaction that would be considered a change in control as defined under the agreements, the term of the agreements would extend automatically so that they would expire no less than two years beyond the effective date of the change in control.

In the event of the executive’s involuntary termination of employment other than for cause, disability or death, or voluntary resignation for “good reason” on or after the effective date of a change in control of Pioneer Bancorp or Pioneer Bank, each executive would be entitled to a severance payment equal to two times the sum of the executive’s: (1) base salary in effect as of the date of his termination or immediately prior to the change in control, whichever is higher; and (2) the highest annual cash bonus earned for the three most recently completed performance periods prior to the change in control.  Such payment will be made in a cash lump sum within 30 days following the executive’s date of termination.  In addition, Pioneer Bank (or its successor) will continue to provide each executive with life insurance and non-taxable medical and dental insurance coverage substantially comparable to the coverage provided to him or her immediately before the date of termination at no cost to the executive.  Such continued coverage will cease upon the earlier of: (1) 24 months after the date of termination; or (2) the date on which the executive becomes a full-time employee of another employer and receives comparable health and welfare benefits.

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

Each participant can achieve annual incentive awards based on a percentage of base salary, depending on performance goals at certain percentages of achievement, ranging from 90% to 115% for the Chief Executive Officer and 90% to 110% for the other executive officers.  Each performance goal established is weighted.  The annual performance period under the TIP is a 12-month period ending on December 31 of each year (the “plan year”). The calculation of adjusted net income as applied to the performance goals for the plan year ended December 31, 2019 is net income under accounting principles generally accepted in the United States of America, excluding gains or losses on securities transactions and the contribution to the Pioneer Bank Foundation.  For the plan year ended December 31, 2019, the performance goals established were based on: (1) current year return on assets; (2) three-year return on assets; (3) core deposit growth; and (4) three-year return on assets compared to a peer group of all federally insured savings banks having assets between $300 million and $1.0 billion. The performance goals were equally weighted for each participant, except for the CEO, whose performance goals were weighted 15%, 40%, 15% and 30%, respectively, to be more focused on the long-term performance of Pioneer Bank. Furthermore, any annual incentive award payable under the TIP was contingent upon Pioneer Bank obtaining minimum performance goals related to net income and safety and soundness and the participant having satisfactory job performance during the plan year.  Each named officer’s annual incentive award opportunities for the plan year ended December 31, 2019, as a percentage of base salary, was 40%.

Each participant’s annual incentive award is payable in a cash lump sum as soon as practicable following the completion of the plan year, provided, however, that such payment will be made no later than two and one-half months following the end of the plan year.  A participant must be actively employed on the last day of the plan year in order to receive the annual incentive award.  Based on the foregoing, Messrs. Amell, Sarratori and Hughes earned $127,236, $51,432 and $49,621, respectively, under the TIP for the plan year ended December 31, 2019 and such bonuses were paid to Messrs. Amell, Sarratori and Hughes in February, 2020.

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

401(k) Plan.  Pioneer Bank maintains the Pioneer Bank 401(k) Plan, which is a qualified, tax-exempt profit-sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”).  All eligible employees may participate in the plan upon reaching age 21 and working for at least three months with respect to making elective salary deferrals and receiving all other employer contributions.  Eligible employees are permitted to make elective salary deferrals in an amount up to $19,500 (as indexed annually).  Eligible employees who have not made a salary deferral election automatically have withheld 6% of their salary deferred as a pre-tax contribution which will be invested in accordance with the plan’s investment policies.  Eligible employees may designate their salary deferrals as either pre-tax or after-tax Roth deferrals.

An employee may also contribute rollover contributions to the plan from another eligible retirement plan.  Employees who have attained age 50 before the end of a plan year are also eligible to make catch-up contributions during the year in an amount not to exceed $6,500 (as indexed annually).  All employee elective salary deferrals, catch-up contributions and “rollover” contributions are fully and immediately vested.

In addition, Pioneer Bank currently makes an employer matching contribution for the amount a participant contributes as salary deferrals up to 100% of the amount contributed for the first 1% of the participant’s plan compensation plus 50% of the amount contributed between 1% and 6% of the participant’s plan compensation.  Pioneer Bank may also make discretionary qualified non-elective contributions.  Pioneer Bank may also make a discretionary pro-rata employer contribution each plan year.

Employer matching contributions and employer discretionary pro-rata contributions are subject to a six-year vesting schedule, such that the participant vests in the first 20% of his or her account attributable to employer matching and profit-sharing contributions after two years of service and an additional 20% each year thereafter until fully vested after six years.  The qualified non-elective contributions are fully and immediately vested.  Generally, a participant is not entitled to an in-service distribution of his or her account balance until the participant attains age 59-1/2.  In addition, the 401(k) Plan permits loans to participants within the limits set forth in the Internal Revenue Code and according to loan procedures established by Pioneer Bank.  Participants are entitled to benefit payments upon termination of employment, disability or death.  Participants may elect that benefits be distributed in the form of a lump sum or in equal annual installments paid over a set of number of years.  Pioneer Bank has established an employer stock fund in the 401(k) Plan so that participants can acquire an interest in the common stock of Pioneer Bancorp through their accounts in the 401(k) Plan.

Employee Stock Ownership Plan.  In connection with its mutual holding company reorganization and related stock offering, Pioneer Bank adopted an employee stock ownership plan (the “ESOP”) for eligible employees.  The named executive officers are eligible to participate in the ESOP just like other eligible employees.  Eligible employees who have attained age 21 on the first entry date commencing on or after the eligible employee’s completion of one year of service.

The ESOP trustee purchased, on behalf of the ESOP, 1,018,325 shares of Pioneer Bancorp common stock outstanding, funded with a loan from Pioneer Bancorp equal to the aggregate purchase price of the common stock.  The loan is repaid principally through Pioneer Bank’ discretionary contributions to the ESOP and any dividends payable on common stock held by the ESOP over the 20-year term of the loan.  The interest rate for the ESOP loan is the prime rate, as published in The Wall Street Journal.  The interest rate adjusts annually and is the prime rate on the first business day of the calendar year.

The trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as the loan is repaid. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants.  Participants will vest in the first 20% of their account balances after two years of service and an additional 20% each year thereafter until full vesting occurs after six years. No vesting credit will be given for years of service prior to January 1, 2019. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the ESOP.  Generally, participants will receive distributions from the ESOP upon separation from service in accordance with the terms of the plan document.  The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

Directors’ Compensation

The following table sets forth for the year ended June 30, 2020 certain information as to the total remuneration Pioneer Bank paid to the directors.  Neither Mr. Amell nor Mr. Sarratori received director fees for the year ended June 30, 2020.

Director Compensation for the Year Ended June 30, 2020
	Fees Earned or	All Other
	Paid in Cash	Compensation	Total
Name	($)	($)(1)	($)
Eileen Bagnoli	$64,000	$—	$64,000
Donald E. Fane	$64,000	$—	$64,000
Shaun Mahoney	$63,200	$—	$63,200
Dr. James K. Reed	$64,000	$—	$64,000
Edward Reinfurt	$64,400	$—	$64,400
Madeline D. Taylor	$64,400	$—	$64,400

(1)	For the year ended June 30, 2020, no director had perquisites, the aggregate value of which exceeded $10,000.

Director Fees

During the year ended June 30, 2020, the directors received a fee of $4,600 for each director meeting attended and a fee of $400 for each loan committee meeting attended.

Each person who also serves as a director/trustee of Pioneer Bancorp or Pioneer Bancorp, MHC earns director fees only in his or her capacity as a board or committee member of Pioneer Bank.

Director Plans

Dr. Reed is a participant in the Board of Directors and Executive Employees Deferred Compensation Plan.  Please see the description of the plan set forth under “—Benefit Plans and Agreements” for further details.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Holders

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of September 25, 2020, the shares of common stock beneficially owned by the Company’s directors and executive officers, individually and as a group, and by each person who was known to the Company as the beneficial owner of more than 5% of the outstanding shares of common stock.  The mailing address for each of the Company’s directors and executive officers is 652 Albany Shaker Road, Albany, New York 12211. No director or executive officer has pledged Pioneer Bancorp common stock as collateral for a loan.

	Shares of Common
	Stock Beneficially		Percent of Shares of
	Owned as of the		Common Stock
	Record Date (1)		Outstanding (2)

Persons Owning Greater than 5%
Pioneer Bancorp, MHC	14,287,723		55.0%
652 Albany Shaker Road
Albany, New York 12211

Directors
Thomas L. Amell	31,036	(3)	*
Eileen C. Bagnoli	5,000		*
Donald E. Fane	30,000	(4)	*
Shaun Mahoney	—		*
Dr. James K. Reed	5,000		*
Edward Reinfurt	15,000		*
Madeline Taylor	15,000	(5)	*

Executive Officers who are not Directors
Susan M. Hollister	15,971	(6)	*
Patrick J. Hughes	18,536	(7)	*
Laura A. Mazzara	15,914	(8)	*
Robert J. Nichols	—		*
Frank C. Sarratori	31,036	(9)	*
Jesse Tomczak	5,990	(10)	*
All directors and executive officers as a group (13 persons)	188,483		*%

*	Less than 1%.
(1)

In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Pioneer Bancorp common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from September 25, 2020.  As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.  Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of Pioneer Bancorp common stock.

(2)	Based on a total of 25,977,679 shares of common stock outstanding as of September 25, 2020.
(3)

Includes 15,000 shares held in the Pioneer Bank 401(k) Plan, 1,036 shares held in the Pioneer Bank employee stock ownership plan, 14,400 shares held by his spouse and 600 shares held by a son who shares the same household.

(4)	Includes 15,000 shares held by spouse.
(5)	Includes 5,900 shares held in an individual retirement account.
(6)	Includes 15,000 shares held in the Pioneer Bank 401(k) Plan and 971 shares held in the Pioneer Bank employee stock ownership plan.
(7)

Includes 4,913 shares held in the Pioneer Bank 401(k) Plan, 1,250 shares held as custodian for son, 1,250 shares held as custodian for daughter and 1,036 shares held in the Pioneer Bank employee stock ownership plan.

(8)	All 15,000 shares held in the Pioneer Bank 401(k) Plan and 914 shares held in the Pioneer Bank employee stock ownership plan.
(9)	Includes 15,000 shares held in the Pioneer Bank 401(k) Plan, 1,036 shares held in the Pioneer Bank employee stock ownership plan and 15,000 shares held by his spouse.
(10)	All 4,954 shares held in the Pioneer Bank 401(k) Plan and 1,036 shares held in the Pioneer Bank employee stock ownership plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Board Independence

The board of directors of Pioneer Bancorp has determined that each of the Company’s directors, except Mr. Amell, is “independent” as defined in, and for purposes of satisfying the listing standards of, the Nasdaq Stock Market.  Mr. Amell is not considered independent because he is an executive officer of Pioneer Bancorp and Pioneer Bank.

In determining the independence of the Company’s directors, the Board of Directors considered relationships between Pioneer Bank and the directors that are not required to be reported under “— Transactions With Certain Related Persons,” below. TAGSolutions, an IT vendor for Pioneer Bank, is a wholly owned subsidiary of NextRidge Inc., a business partly owned by Director Mahoney. TAGSolutions received from Pioneer Bank payments totaling $274,000 during the year ended June 30, 2020. In addition, Mahoney Performance Institute, of which Director Mahoney is the owner and Chief Executive Officer, provided leadership training to the employees of Pioneer Bank and received $3,500 in fees during the year ended June 30, 2020.

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

All loans made by Pioneer Bank to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pioneer Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.  Pioneer Bank is in compliance with federal regulations with respect to its loans and extensions of credit to executive officers and directors. The aggregate amount of Pioneer Bank’s outstanding loans to executive officers and directors was approximatively $1.6 million at June 30, 2020.  As of June 30, 2020, these loans were performing according to their original repayment terms.

Pursuant to the Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with directors, executive officers, and their family members, for the purpose of determining whether the transactions are within the Company’s policies and should be ratified and approved.  Additionally, pursuant to the Code of Business Conduct and Ethics, all of executive officers and directors must disclose any personal or financial interest in any matter that comes before Pioneer Bancorp.

Item 14. Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Bonadio & Co., LLP for the years ended June 30, 2020 and 2019.

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019

Audit Fees	$149,077	$121,720
Audit-Related Fees	$25,000	$89,550
Tax Fees	$32,870	$29,800
All Other Fees	$—	$—

Audit Fees. Audit Fees include aggregate fees billed for professional services for the audit of Pioneer Bancorp’s and Pioneer Bank’s annual consolidated financial statements for the years ended June 30, 2020 and 2019, respectively, and the reviews of quarterly condensed consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission during fiscal 2020 and 2019, including out of pocket expenses.

Audit-Related Fees.  During the year ended June 30, 2020, audit-related fees consisted of fees for professional services for the audits of two of Pioneer Bancorp’s employee benefit plans. During the year ended June 30, 2019, audit-related fees consisted of fees for services related to the mutual holding company reorganization of Pioneer Bank and the related stock offering, including review of the registration statement and prospectus, the issuance of consents and a state tax opinion, participation in drafting sessions and the preparation of a comfort letter.

Tax Fees.  During the years ended June 30, 2020 and 2019, tax fees billed by Bonadio & Co., LLP were for tax preparation services and other tax-related consulting.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax services is compatible with maintaining the independence of Bonadio & Co., LLP.  The Audit Committee concluded that performing such services does not affect the independence of Bonadio & Co., LLP in performing its function as the Company’s independent registered public accounting firm.

The Audit Committee’s current policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services.  The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee pre-approved 100% of audit-related fees and tax fees billed and paid during the year ended June 30, 2020, as indicated in the table above.

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

21**	Subsidiaries of Registrant
23.1**	Consent of Bonadio & Co., LLP
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**

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

**Previously included with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission on September 28, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER BANCORP, INC.

Date: October 28, 2020	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)