Form 10-Q
period 2020-09-30
Pioneer Bancorp, Inc./MD
filed 2020-11-12
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

PIONEER BANCORP, INC.

(Exact Name of Company as Specified in its Charter)

Maryland	001-38991	83-4274253
(State of Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

652 Albany Shaker Road, Albany, New York 12211

(Address of Principal Executive Office) (Zip Code)

(518) 730-3025

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ◻      NO   ⌧

As of November 10, 2020, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2020	2020
Assets
Cash and due from banks	$37,419	$21,188
Federal funds sold	1,150	1,382
Interest-earning deposits with banks	223,589	134,333
Cash and cash equivalents	262,158	156,903

Securities available for sale, at fair value	81,761	75,768
Securities held to maturity (fair value of $10,697 at September 30, 2020; and $6,917 at June 30, 2020)	10,639	6,822
Equity securities, at fair value	9,117	8,533
Federal Home Loan Bank of New York stock	1,010	1,010
Net loans receivable	1,138,095	1,148,399
Accrued interest receivable	4,118	3,467
Premises and equipment, net	40,274	40,863
Bank-owned life insurance	17,244	17,240
Goodwill	7,292	7,292
Other intangible assets, net	2,080	2,159
Other assets	55,229	57,956
Total assets	$1,629,017	$1,526,412

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$522,932	$437,536
Interest bearing deposits	858,259	832,614
Total deposits	1,381,191	1,270,150
Mortgagors’ escrow deposits	2,634	6,044
Other liabilities	19,793	26,252
Total liabilities	1,403,618	1,302,446

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2020 and June 30, 2020)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of September 30, 2020 and June 30, 2020)	260	260
Additional paid in capital	113,903	113,963
Retained earnings	141,128	139,734
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(12,450)	(12,621)
Accumulated other comprehensive loss	(17,442)	(17,370)
Total shareholders' equity	225,399	223,966
Total liabilities and shareholders' equity	$1,629,017	$1,526,412

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	September 30,
	2020	2019
Interest and dividend income:
Loans	$10,664	$13,150
Securities	330	622
Interest-earning deposits with banks and other	71	813
Total interest and dividend income	11,065	14,585

Interest expense:
Deposits	686	1,294
Borrowings and other	29	33
Total interest expense	715	1,327
Net interest income	10,350	13,258
Provision for loan losses	750	16,370
Net interest income (loss) after provision for loan losses	9,600	(3,112)

Noninterest income:
Bank fees and service charges	1,535	2,631
Insurance and wealth management services	1,353	1,354
Net gain (loss) on equity securities	584	(82)
Other	56	66
Total noninterest income	3,528	3,969

Noninterest expense:
Salaries and employee benefits	6,459	5,976
Net occupancy and equipment	1,606	1,424
Data processing	874	772
Advertising and marketing	127	204
FDIC insurance premiums	257	—
Contribution to Pioneer Bank Charitable Foundation	—	5,446
Fraudulent activity	—	2,500
Professional fees	1,015	495
Other	1,093	1,414
Total noninterest expense	11,431	18,231
Income (loss) before income taxes	1,697	(17,374)
Income tax expense (benefit)	303	(4,690)
Net income (loss)	$1,394	$(12,684)

Net earnings (loss) per common share:
Basic	$0.06	$(0.51)
Diluted	$0.06	$(0.51)

Weighted average shares outstanding - basic and diluted	25,042,092	24,984,812

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2020	2019
Net income (loss)	$1,394	$(12,684)

Other comprehensive (loss) income:
Unrealized gains/losses on securities:
Unrealized holding (losses) gains arising during the period	(99)	325
	(99)	325
Tax benefit	(27)	84
	(72)	241
Defined benefit plan:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
Tax effect	—	—
	—	—
Total other comprehensive (loss) income	(72)	241
Comprehensive income (loss)	$1,322	$(12,443)

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2019	—	$—	$—	$146,068	$—	$(11,103)	$134,965

Cumulative effect of change in accounting principle - revenue recognition (1)	—	—	—	291	—	—	291
Cumulative effect of change in accounting principle - equity securities (2)	—	—	—	(116)	—	116	—
Net loss	—	—	—	(12,684)	—	—	(12,684)
Other comprehensive income	—	—	—	—	—	241	241
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—		—	(13,644)	—	(13,644)
ESOP shares committed to be released (25,458 shares)	—	—	16	—	341	—	357
Balance as of September 30, 2019	25,977,679	$260	$114,007	$133,559	$(13,303)	$(10,746)	$223,777

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966

Net income	—	—	—	1,394	—	—	1,394
Other comprehensive loss	—	—	—	—	—	(72)	(72)
ESOP shares committed to be released (12,729 shares)	—	—	(60)	—	171	—	111
Balance as of September 30, 2020	25,977,679	$260	$113,903	$141,128	$(12,450)	$(17,442)	$225,399

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,394	$(12,684)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	713	706
Provision for loan losses	750	16,370
Net amortization (accretion) on securities	72	(129)
ESOP compensation	111	357
Earnings on bank-owned life insurance	(4)	(24)
Net (gain) loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	(16)	23
Net (gain) loss on equity securities	(584)	82
Deferred tax benefit	(172)	(371)
(Increase) decrease in accrued interest receivable	(651)	54
Stock contribution to Pioneer Bank Charitable Foundation	—	5,196
Decrease (increase) in other assets	2,826	(11,489)
(Decrease) increase in other liabilities	(6,459)	994
Net cash used in operating activities	(2,020)	(915)

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	20,037	15,988
Purchases of securities available for sale	(26,201)	(14,982)
Proceeds from maturities and paydowns of securities held to maturity	1,521	1,599
Purchases of securities held to maturity	(5,338)	(1,688)
Net decrease (increase) in loans receivable	9,554	(16,446)
Purchases of premises and equipment	(44)	(546)
Proceeds from sale of premises and equipment, and other real estate owned	115	90
Net cash used in investing activities	(356)	(15,985)

Cash flows from financing activities:
Net increase (decrease) in deposits	111,041	(116,558)
Net decrease in mortgagors’ escrow deposits	(3,410)	(3,292)
Issuance of common stock	—	109,055
Purchase of shares by the ESOP	—	(13,644)
Net cash provided by (used in) financing activities	107,631	(24,439)

Net increase (decrease) in cash and cash equivalents	105,255	(41,339)
Cash and cash equivalents at beginning of period	156,903	230,109
Cash and cash equivalents at end of period	$262,158	$188,770

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$726	$1,318
Income taxes	$—	$1,800

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The interim financial data as of September 30, 2020 and for the three months ended September 30, 2020 and 2019, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2021 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K for the year ended June 30, 2020.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ substantially from those estimates. The allowance for loan losses, valuation of securities and other financial instruments, the funded status and expense of employee benefit plans, legal proceeding and other contingent liabilities, and the realizability of deferred tax assets are particularly subject to change.

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

The impact of this adjustment resulted in a decrease in net loss on equity securities of $16,000 during the fourth fiscal quarter of 2020, a decrease in income tax benefit of $4,000, and a decrease in unrealized holding gains, net of tax, arising during the period of $12,000.  The Company also recorded a decrease in retained earnings of $702,000, a reduction in accumulated other comprehensive loss of $702,000, a decrease in securities available for sale of $5.1 million and an increase in equity securities of $5.1 million as of June 30, 2020.  The Company reviewed and determined that the impact of this error was not material to the previously issued interim consolidated financial statements.

Impact of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 to its guidance on “Leases (Topic 842)”. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for the Company for the fiscal year beginning July 1, 2021. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. In June 2020, the FASB issued No. ASU 2020-05, Coronavirus Disease 2019 (“COVID-19”) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective. The Company plans to defer the adoption of the amendments in ASU 2016-02 to the fiscal year beginning July 1, 2022. The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The Company is performing its accounting analysis of its branch building and other leases underlying contracts. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact on adoption of this guidance on our consolidated financial statements.

2.COVID-19 PANDEMIC

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the novel coronavirus, identified as Coronavirus Disease 2019 (“COVID-19”), occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic in March 2020.  In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, restrictions on business operations, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. As of September 30, 2020, some of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences of the pandemic have resulted in significant adverse effects for the Company and its customers. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

In response to the pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has worked with its customers affected by COVID-19 and accommodated a significant amount of modifications across its loan portfolios. To the extent that such modifications meet the criteria previously described, such modifications are not classified as troubled debt restructurings.

The extent to which the direct and indirect effects of the COVID-19 pandemic impact the Company’s operational and financial performance will depend on numerous evolving factors including but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact local, national and global economic conditions including interest rates, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19, as well as, the resulting adverse effects on our customers and community, may impact the Company’s future financial condition or results of operations is uncertain and not currently estimable, however the impact could be material.

3.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$61,700	$90	$—	$61,790
Municipal obligations	19,107	10	—	19,117
Other debt securities	538	363	(47)	854
Total available for sale securities	$81,345	$463	$(47)	$81,761

Securities held to maturity:
Municipal obligations	$3,639	$79	$—	$3,718
Corporate debt securities	7,000	—	(21)	6,979
Total held to maturity securities	$10,639	$79	$(21)	$10,697

Equity securities:
Preferred stock	$6,007	$34	$(477)	$5,564
Common stock	2,807	1,321	(575)	3,553
Total equity securities	$8,814	$1,355	$(1,052)	$9,117

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$61,299	$215	$(3)	$61,511
Municipal obligations	13,381	6	(2)	13,385
Other debt securities	573	347	(48)	872
Total available for sale securities	$75,253	$568	$(53)	$75,768

Securities held to maturity:
Municipal obligations	$4,822	$95	$—	$4,917
Corporate debt securities	2,000	—	—	2,000
Total held to maturity securities	$6,822	$95	$—	$6,917

Equity securities:
Preferred stock	$6,007	$29	$(980)	$5,056
Common stock	2,807	1,204	(534)	3,477
Total equity securities	$8,814	$1,233	$(1,514)	$8,533

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations (1)	$10,247	$—	$—	$—	$10,247	$—
Other debt securities	65	(2)	131	(45)	196	(47)
	$10,312	$(2)	$131	$(45)	$10,443	$(47)

Securities held to maturity:
Corporate debt securities	$6,979	$(21)	$—	$—	$6,979	$(21)
	$6,979	$(21)	$—	$—	$6,979	$(21)

(1)	Unrealized losses on these securities are less than $500.

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$10,195	$(3)	$—	$—	$10,195	$(3)
Municipal obligations	3,609	(2)	—	—	3,609	(2)
Other debt securities	59	(2)	143	(46)	202	(48)
	$13,863	$(7)	$143	$(46)	$14,006	$(53)

At September 30, 2020, there were 56 securities with unrealized losses. Unrealized losses on U.S Government and agency, and municipal debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

At September 30, 2020, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, included in other debt securities, which were rated less than investment grade for impairment, resulting in no additional impairment charges during the three months ended September 30, 2020. At September 30, 2020, 55 securities with an amortized cost of $0.4 million and remaining par value of $1.8 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2020	$1,214

Reductions for amounts realized for securities transactions	—

Balance, September 30, 2020	$1,214

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	September 30, 2020
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$58,869	$58,961
Due after one to five years	21,938	21,946
Other debt securities	538	854
	$81,345	$81,761

Securities held to maturity:
Due in one year or less	$2,513	$2,592
Due after one to five years	1,031	1,031
Due after five to ten years	7,095	7,074
	$10,639	$10,697

There were no sales of securities available for sale for the three months ended September 30, 2020 and 2019.

There were no sales of securities held to maturity for the three months ended September 30, 2020 and 2019.

At September 30, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of September 30, 2020, and June 30, 2020, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $77.2 million and $65.0 million, respectively.

4.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2020	June 30, 2020
Commercial:
Real estate	$443,295	$450,452
Commercial and industrial	221,808	237,223
Construction	105,249	91,805
Total commercial	770,352	779,480
Residential mortgages	281,697	279,960
Home equity loans and lines	78,925	80,345
Consumer	29,787	30,860
	1,160,761	1,170,645
Net deferred loan costs	944	605
Allowance for loan losses	(23,610)	(22,851)
Net loans receivable	$1,138,095	$1,148,399

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,570	$3,484	$1,303	$494	$22,851
Provisions charged to operations	730	(8)	10	18	750
Loans charged off	—	—	—	(26)	(26)
Recoveries on loans charged off	34	—	—	1	35
Allowance for loan losses at end of period	$18,334	$3,476	$1,313	$487	$23,610

	For the Three Months Ended September 30, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations (1)	16,155	38	36	141	16,370
Loans charged off (1)	(15,804)	(19)	—	(57)	(15,880)
Recoveries on loans charged off	—	—	1	9	10
Allowance for loan losses at end of period	$11,408	$2,379	$850	$362	$14,999

(1)	The three months ended September 30, 2019 included a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	September 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$2,410	$—	$—	$—	$2,410
Related to loans collectively evaluated for impairment	15,924	3,476	1,313	487	21,200
Ending balance	$18,334	$3,476	$1,313	$487	$23,610

Loans:
Individually evaluated for impairment	$9,843	$—	$—	$—	$9,843
Loans collectively evaluated for impairment	760,509	281,697	78,925	29,787	1,150,918
Ending balance	$770,352	$281,697	$78,925	$29,787	$1,160,761

	June 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$929	$—	$—	$—	$929
Related to loans collectively evaluated for impairment	16,641	3,484	1,303	494	21,922
Ending balance	$17,570	$3,484	$1,303	$494	$22,851

Loans:
Individually evaluated for impairment	$8,407	$—	$—	$—	$8,407
Loans collectively evaluated for impairment	771,073	279,960	80,345	30,860	1,162,238
Ending balance	$779,480	$279,960	$80,345	$30,860	$1,170,645

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Three Months Ended
	September 30, 2020			September 30, 2020
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,387	$5,292	$—	$5,401	$25
Commercial and industrial	46	42	—	46	—
Construction	1,319	1,319	—	1,319	—
Subtotal	6,752	6,653	—	6,766	25
With an allowance recorded:
Commercial:
Real estate	237	218	21	235	—
Commercial and industrial	2,987	2,972	2,389	2,988	19
Subtotal	3,224	3,190	2,410	3,223	19
Total	$9,976	$9,843	$2,410	$9,989	$44

				For the Year Ended
	June 30, 2020			June 30, 2020
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,417	$5,342	$—	$5,203	$265
Commercial and industrial	46	42	—	46	—
Construction	1,319	1,319	—	1,320	—
Subtotal	6,782	6,703	—	6,569	265

With an allowance recorded:
Commercial:
Real estate	233	221	25	234	—
Commercial and industrial	1,494	1,483	904	1,513	88
Subtotal	1,727	1,704	929	1,747	88
Total	$8,509	$8,407	$929	$8,316	$353

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three months ended September 30, 2020, and the year ended June 30, 2020 was nominal.

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

The Company has implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided. Commercial, residential mortgage, home equity loans and lines, and consumer loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that are delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral will be reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. At September 30, 2020, the Company had COVID-19 related financial hardship payment deferrals for consumer borrowers related to 12 loans representing $4.0 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, and for commercial borrowers related to 22 loans representing $27.6 million of the Company’s commercial loan balances.

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2020, and 2019, respectively. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to September 30, 2020 and 2019 which have subsequently defaulted during the three months ended September 30, 2020 and 2019, respectively.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	September 30,		June 30,
	2020		2020
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$3,311	$548	$3,364	$143
Commercial and industrial	1,595	37	95	1,455
Construction	1,319	—	1,319	—
Residential mortgages	5,410	—	4,807	—
Home equity loans and lines	2,191	—	1,865	—
Consumer	199	17	210	12
	$14,025	$602	$11,660	$1,610

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	September 30, 2020
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$18	$1,952	$2,673	$4,643	$438,652	$443,295
Commercial and industrial	—	50	1,632	1,682	220,126	221,808
Construction	—	—	1,319	1,319	103,930	105,249
Residential mortgages	484	556	2,822	3,862	277,835	281,697
Home equity loans and lines	1,443	368	1,573	3,384	75,541	78,925
Consumer	63	15	17	95	29,692	29,787
Total	$2,008	$2,941	$10,036	$14,985	$1,145,776	$1,160,761

	June 30, 2020
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$23	$211	$2,270	$2,504	$447,948	$450,452
Commercial and industrial	—	26	1,551	1,577	235,646	237,223
Construction	—	—	1,319	1,319	90,486	91,805
Residential mortgages	2,666	1,272	3,505	7,443	272,517	279,960
Home equity loans and lines	1,217	1,259	1,383	3,859	76,486	80,345
Consumer	39	4	12	55	30,805	30,860
Total	$3,945	$2,772	$10,040	$16,757	$1,153,888	$1,170,645

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	September 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$411,547	$15,411	$16,337	$—	$443,295
Commercial and industrial	206,124	6,301	9,330	53	221,808
Construction	103,329	—	1,920	—	105,249
	$721,000	$21,712	$27,587	$53	$770,352

	June 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$433,948	$106	$16,398	$—	$450,452
Commercial and industrial	222,777	6,393	8,000	53	237,223
Construction	89,869	—	1,936	—	91,805
	$746,594	$6,499	$26,334	$53	$779,480

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of September 30, 2020 and June 30, 2020, the Company had pledged $424.5 million and $449.5 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At September 30, 2020, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $703.0 million, consisting of $351.5 million of interest rate swaps with commercial borrowers and $351.5 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2020, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $706.6 million, consisting of $353.3 million of interest rate swaps with commercial borrowers and $353.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	September 30, 2020
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$41,293	$41,293
Less: master netting arrangements	—	—
Less: cash collateral applied	—	(41,293)
Net amount	$41,293	$—

	June 30, 2020
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$42,922	$42,922
Less: master netting arrangements	—	—
Less: cash collateral applied	—	(42,922)
Net amount	$42,922	$—

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At September 30, 2020, the Company had deposited $41.3 million as collateral for swap agreements with third-party counterparties. At June 30, 2020, the Company had deposited $42.9 million as collateral for swap agreements with third-party counterparties.

6.OTHER COMPREHENSIVE INCOME (LOSS)

For the three months ended September 30, 2020 and 2019 there were no reclassifications out of accumulated other comprehensive loss.

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Three Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2020:
Accumulated other comprehensive loss as of July 1, 2020	$381	(17,751)	$(17,370)
Other comprehensive income (loss) before reclassifications	(72)	—	(72)
Accumulated other comprehensive income (loss) as of September 30, 2020	$309	(17,751)	$(17,442)

2019:
Accumulated other comprehensive income (loss) as of July 1, 2019	$338	(11,441)	$(11,103)
Other comprehensive income before reclassifications	241	—	241
Reclassification for change in accounting principle (1)	116	—	116
Accumulated other comprehensive income (loss) as of September 30, 2019	$695	(11,441)	$(10,746)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2020	2019
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$(27)	$84
Reclassification adjustment for gains included in net income	—	—
	(27)	84
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(27)	$84

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

Net periodic pension cost included in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2020	2019
Service cost	$695	$516
Interest cost	458	483
Expected return on plan assets	(836)	(927)
Amortization of net actuarial loss	433	272
Net periodic pension cost	$750	$344

Contributions

For the three months ended September 30, 2020 and September 30, 2019, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2020	2019
Service cost	$11	$9
Interest cost	18	16
Recognized actuarial loss	1	1
Net periodic post-retirement benefit cost	$30	$26

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2020 was $12.9 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of September 30,
	2020	2019
Allocated	50,916	—
Committed to be allocated	38,187	25,458
Unallocated	929,222	992,867
Total Shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2020 and 2019 was $111,000 and $357,000, respectively.

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

	September 30, 2020
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$51,367	$225,379	$276,746
Standby letters of credit	—	29,025	29,025
	$51,367	$254,404	$305,771

	June 30, 2020
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$41,573	$232,137	$273,710
Standby letters of credit	—	30,654	30,654
	$41,573	$262,791	$304,364

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2020, approximately $39.6 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At September 30, 2020, approximately $1.7 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At September 30, 2020 and June 30, 2020, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at September 30, 2020 and June 30, 2020 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At September 30, 2020 and June 30, 2020, the Company had no commitments to sell loans to unrelated investors.

Concentrations of Credit

The Company primarily grants loans to customers located in the New York State counties of Albany, Greene, Rensselaer, Schenectady, Saratoga, and Warren. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate and construction-related sectors of the economy, and general economic conditions in the Company’s market area.

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

Information is provided below regarding the nature of the matters and associated claimed damages. The amount of reasonably possible losses for the matters described below cannot be estimated at this time. The Company and the Bank are defending each of these matters vigorously, and the Company believes that it and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. Based on current knowledge, other than disclosed below, the Company is not a party to any pending legal or other proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows. In light of the significant judgment, variety of assumptions and uncertainties involved in these matters, some of which are beyond the Company’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of the matters described herein could have an adverse material impact on the Company’s business, prospects, results of operations for any particular reporting period, or cause significant reputational harm.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant account agreements to set off approximately $16.0 million from accounts held by the Mann Entities at the Bank. The set off was to partially cover overdrafts/negative account balances that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. Through the end of the first fiscal quarter of  2021, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the first fiscal quarter of 2021, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

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

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully setoff approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Pioneer Parties moved to dismiss the DOJ’s complaint as against them on October 1, 2020. On October 21, 2020, the DOJ filed an amended complaint, which mooted the Pioneer Parties’ motion to dismiss the DOJ’s original complaint. The amended complaint dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described above in “Potentially Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On November 5, 2020, the Pioneer Parties moved to dismiss the complaint in its entirety.

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

The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate outcome of any such proceedings, involving the Company or the Bank, cannot be predicted with any certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		September 30, 2020 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$61,790	$61,790	$—	$—
Municipal obligations	19,117	—	19,117	—
Other debt securities	854	—	854
Total debt securities	81,761	61,790	19,971	—
Equity securities	9,117	5,770	3,347	—
Derivative assets	41,293	—	41,293	—
Total	$132,171	$67,560	$64,611	$—

		Fair Value Measurements at
		June 30, 2020 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$61,511	$61,511	$—	$—
Municipal obligations	13,385	—	13,385	—
Other debt securities	872	—	872
Total debt securities	75,768	61,511	14,257	—
Equity securities	8,533	5,528	3,005	—
Derivative assets	42,922	—	42,922	—
Total	$127,223	$67,039	$60,184	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Impaired loans:
Commercial loans	$781	$—	$—	$781
OREO	161	—	—	161

June 30, 2020
Impaired loans:
Commercial loans	$775	$—	$—	$775
OREO	260	—	—	260

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $3.2 million with a valuation allowance of $2.4 million resulting in an estimated fair value of $781,000 as of September 30, 2020. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.7 million with a valuation allowance of $929,000 resulting in an estimated fair value of $775,000  as of June 30, 2020.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $161,000 at September 30, 2020. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $260,000 at June 30, 2020. There were write-downs of $8,000 for the year ended June 30, 2020.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	September 30, 2020
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$262,158	$262,158	$262,158	$—	$—
Securities available for sale	81,761	81,761	61,790	19,971	—
Securities held to maturity	10,639	10,697	—	10,697	—
Equity securities	9,117	9,117	5,770	3,347	—
FHLBNY stock	1,010	1,010	—	1,010	—
Net loans receivable	1,138,095	1,166,600	—	—	1,166,600
Accrued interest receivable	4,118	4,118	—	4,118	—
Derivative assets	41,293	41,293	—	41,293	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,273,105	$1,273,105	$—	$1,273,105	$—
Time deposits	108,086	109,218	—	109,218	—
Mortgagors’ escrow deposits	2,634	2,634	—	2,634	—
Accrued interest payable	24	24	—	24	—

	June 30, 2020
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$156,903	$156,903	$156,903	$—	$—
Securities available for sale	75,768	75,768	61,511	14,257	—
Securities held to maturity	6,822	6,917	—	6,917	—
Equity securities	8,533	8,533	5,528	3,005	—
FHLBNY stock	1,010	1,010	—	1,010	—
Net loans receivable	1,148,399	1,180,002	—	—	1,180,002
Accrued interest receivable	3,467	3,467	—	3,467	—
Derivative assets	42,922	42,922	—	42,922	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,150,591	$1,150,591	$—	$1,150,591	$—
Time deposits	119,559	120,921	—	120,921	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	35	35	—	35	—

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

10.REVENUE RECOGNITION

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

Revenue associated with financial instruments, including revenue from loans and securities is excluded from the scope of the accounting guidance for revenue from contracts with customers. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in scope of the accounting guidance for revenue from contracts with customers. The accounting guidance for revenue from contracts with customers is applicable to noninterest revenue streams such as deposit related fees, interchange fees, and insurance and wealth management services commissions.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,
	2020	2019

	(dollars in thousands)
Non-interest Income
In scope
Insurance services	$669	$675
Wealth management services	685	679
Service charges on deposit accounts	619	915
Card services income	761	731
Other	61	64
Non-interest income in scope	2,795	3,064

Non-interest income out of scope	733	905

Total non-interest income	$3,528	$3,969

11.EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of September 30, 2020 or September 30, 2019.

	For the Three Months Ended September 30,
	2020	2019

	(Dollars in thousands, except share and per share amounts)
Net income (loss) applicable to common stock	$1,394	$(12,684)

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	935,587	992,867
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,042,092	24,984,812

Net earnings (loss) per common share:
Basic	$0.06	$(0.51)
Diluted	$0.06	$(0.51)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic;
●	risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal response;
●	risks related to the variety of litigation and other proceedings described in the “Legal Proceedings” section;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	impact on our interest earning asset yield volatility as PPP loans are forgiven by the SBA;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to maintain sufficient sources of liquidity to satisfy our short and long-term liquidity needs;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;

●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in cost of legal expenses, including defending against significant litigation;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2020, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

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

Recent Developments

COVID-19 Pandemic

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the novel coronavirus, identified as Coronavirus Disease 2019 (“COVID-19”), occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic in March 2020.  In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, restrictions on business operations, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. As of September 30, 2020, some of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences of the pandemic have resulted in significant adverse effects for the Company and its customers. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations

Concerns about the pandemic and its negative impact on economic activity, has severely disrupted both domestic and international financial markets and has prompted Central Banks around the World to inject significant amounts of monetary stimulus into their economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets. In addition the United

States Congress, on March 27, 2020, passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was intended to provide approximately $2.5 trillion of direct support to U.S. citizens and businesses affected by the COVID-19 outbreak, and on April 24, 2020, passed the Paycheck Protection and Health Care Enhancement Act (“Enhancement Act”), which was intended to provide $484 billion in additional funding to replenish and supplement key programs under the CARES Act.

As the COVID-19 events unfolded throughout the calendar 2020 year to date period, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In order to protect its employees and assure workforce and operational continuity, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations site workforce that are unable to work remotely. To limit the risk of virus spread, the Company implemented drive-thru only and by appointment operating protocols for its bank branch network. The Company also maintained regular communications with its primary regulatory agencies and critical vendors to assure all mission-critical activities and functions are being performed in line with regulatory expectations and the Company’s service standards. During the first fiscal quarter of 2021, the Company continued to implement a return-to-work plan and currently has a majority of its employees working in a traditional office environment and a majority of its branch network lobbies are open to the public.

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that it was well positioned with adequate levels of capital as of September 30, 2020. At September 30, 2020, all of the Bank’s regulatory capital ratios exceeded all well-capitalized standards. More specifically, the Bank’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institutions capital strength, was 11.59% at September 30, 2020.

In addition, management believes the Company was well positioned with adequate levels of liquidity as of September 30, 2020. The Bank maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings and money market deposit accounts with customers that operate, reside or work within its branch footprint. At September 30, 2020, the Company’s cash and cash equivalents balance was $262.2 million. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities and highly-rated municipal securities. This portfolio not only generates interest income, but also serves as a ready source of liquidity. At September 30, 2020, the Company’s available-for-sale investment securities portfolio totaled $81.8 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at September 30, 2020 was $70.3 million.

The Bank participated in the Paycheck Protection Program (“PPP”), a $650 billion specialized low-interest loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). PPP loans have an interest rate of 1.0%, a two-year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or 10 months after the end of the borrower’s loan forgiveness covered period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of September 30, 2020, the Bank’s commercial loan portfolio included 658 PPP loans totaling $75.8 million. The Bank anticipates assisting a substantial number of its PPP borrowers with forgiveness requests during the second and third fiscal quarters of 2021. As of November 6, 2020, forgiveness requests for 135 borrowers’ PPP loans for a total of $21.6 million have been submitted to the SBA. The Federal Reserve has instituted a program, the Paycheck Protection Program Liquidity Facility (“PPPLF”), authorized under section 13(3) of the Federal Reserve Act, which is intended to facilitate lending by banks to small businesses under the PPP while maintaining strong liquidity to meet cash flow needs. Under the PPPFL, the Federal Reserve Banks lent to banks on a non-recourse basis, taking PPP loans as collateral. Principal repayment of PPPLF borrowings, if any, were made upon receipt of payment on the underlying PPP loans pledged as collateral and interest is charged at a rate of 0.35%. At September 30, 2020, the Bank’s unused borrowing capacity at the Federal Reserve Bank of New York through the PPPLF was $75.8 million. The Bank continues to evaluate its liquidity needs and has access to borrow funds through the PPPLF if deemed necessary.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. Through September 30, 2020, no specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. In relation to its consumer borrowers, as of September 30, 2020, the Company had COVID-19 related financial hardship payment deferrals related to 12 loans representing $4.0 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, which is down from 110 loans representing $27.4 million as of June 30, 2020. In relation to its commercial borrowers, as of September 30, 2020, the Company had COVID-19 related financial hardship payment deferrals related to 22 loans representing $27.6 million of the Company’s commercial loan balances, which is down from 144 loans representing $170.3 million as of June 30, 2020. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and not classified as troubled-debt restructured loans. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral, were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Bank granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020. Although the amount of loans in deferral status at September 30, 2020 has declined from June 30, 2020, there are borrowers continuing to experience COVID-19 related financial hardships. The Company anticipates that delinquent and nonperforming loans will increase in future periods as borrowers that continue to experience COVID-19 related financial hardships will be unable to continue loan payments consistent with their contractual obligations and the Company may be required to make additional provisions for loan losses.

The COVID-19 crisis is expected to continue to adversely impact the Company’s financial results, as well as demand for its services and products during the second fiscal quarter of 2021 and beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on the Company’s future operations, revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are unknown at this time. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable, however the impact could be adverse and material.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant account agreements to set off approximately $16.0 million from accounts held by the Mann Entities at the Bank. The set off was to partially cover overdrafts/negative account balances that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs. Through the end of the first fiscal quarter of 2021, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the first fiscal quarter of 2020, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the first fiscal quarter of 2021, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. For additional details regarding legal, other proceedings and related matters, see, “Part II – Other Information, Item 1 – Legal Proceedings” below.

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

The evaluation has specific and general components. The specific component relates to loans that are deemed to be impaired and classified as special mention, substandard, doubtful, or loss. For such loans that are also classified as impaired, an allowance is generally established when the collateral value of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans, as well as classified loans that are not deemd to be impaired, and is based on historical loss experience adjusted for qualitative factors.

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

Legal Proceeding and Other Contingent Liabilities.  In the ordinary course of business, we are involved in a number of legal, regulatory, governmental and other proceedings or investigations concerning matters arising from the conduct of our business. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, we generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. Our estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable;

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At September 30, 2020, no valuation allowance was required.

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

	For the Three Months Ended September 30,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,139,976	$10,664	3.76%	$1,062,629	$13,150	5.00%
Securities	92,459	330	1.42%	99,255	622	2.51%
Interest-earning deposits and other	149,551	71	0.19%	126,132	813	2.58%
Total interest-earning assets	1,381,986	11,065	3.21%	1,288,016	14,585	4.57%
Non-interest-earning assets	152,997			140,176
Total assets	$1,534,983			$1,428,192

Interest-bearing liabilities:
Demand deposits	$121,712	$41	0.13%	$122,897	$90	0.29%
Savings deposits	260,849	34	0.05%	242,965	32	0.05%
Money market deposits	342,694	196	0.23%	353,877	598	0.67%
Certificates of deposit	111,708	415	1.48%	129,872	574	1.77%
Total interest-bearing deposits	836,963	686	0.33%	849,611	1,294	0.62%
Borrowings and other	5,554	29	2.09%	5,691	33	2.32%
Total interest-bearing liabilities	842,517	715	0.34%	855,302	1,327	0.62%
Non-interest-bearing deposits	446,168			344,233
Other non-interest-bearing liabilities	22,604			12,873
Total liabilities	1,311,289			1,212,408
Total shareholders' equity	223,694			215,784
Total liabilities and shareholders' equity	$1,534,983			$1,428,192
Net interest income		$10,350			$13,258
Net interest rate spread (1)			2.87%			3.95%
Net interest-earning assets (2)	$539,469			$432,714
Net interest margin (3)			3.00%			4.15%
Average interest-earning assets to interest-bearing liabilities	164.03%			150.59%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,
	2020 vs. 2019
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$929	$(3,415)	$(2,486)
Securities	(40)	(252)	(292)
Interest-earning deposits and other	128	(870)	(742)
Total interest-earning assets	1,017	(4,537)	(3,520)

Interest-bearing liabilities:
Demand deposits	(1)	(48)	(49)
Savings deposits	2	—	2
Money market deposits	(18)	(384)	(402)
Certificates of deposit	(74)	(85)	(159)
Total interest-bearing deposits	(91)	(517)	(608)
Borrowings and other	(1)	(3)	(4)
Total interest-bearing liabilities	(92)	(520)	(612)
Change in net interest income	$1,109	$(4,017)	$(2,908)

Exclusive of the impact of PPP loans, the Company expects its second fiscal quarter of 2021 net interest margin to remain depressed due to the precipitous drop in the Federal Funds, Prime and LIBOR interest rates in the second half of fiscal 2020. Expected decreases in average interest earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.0%, timing of the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans is uncertain as to the period of recognition at this time and will likely cause interest earning asset yield volatility as loans are forgiven by the SBA.

Comparison of Financial Condition at September 30, 2020 and June 30, 2020

Total Assets. Total assets increased $102.6 million, or 6.7%, to $1.6 billion at September 30, 2020 from $1.5 billion at June 30, 2020. The increase was due primarily to an increase of $105.3 million, or 67.1%, in cash and cash equivalents as well as a $6.0 million, or 7.9%, increase in securities available for sale and $3.8 million, or 56.0%, increase in securities held to maturity partially offset by a decrease of $10.3 million, or 0.9%, in net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents increased $105.3 million, or 67.1%, to $262.2 million at September 30, 2020 from $156.9 million at June 30, 2020. This increase resulted from net increases in deposits of $111.0 million during the three months ended September 30, 2020 primarily due to seasonal deposit growth related to tax collection by municipal deposit customers.

Securities Available for Sale. Total securities available for sale increased $6.0 million, or 7.9%, to $81.8 million at September 30, 2020 from $75.8 million at June 30, 2020. The increase was primarily due to purchases of municipal obligations during the three months ended September 30, 2020.

Securities Held to Maturity. Total securities held to maturity increased $3.8 million, or 56.0%, to $10.6 million at September 30, 2020 from $6.8 million at June 30, 2020 primarily due to the purchase of a $5.0 million corporate debt security partially offset by scheduled maturities of municipal obligations during the three months ended September 30, 2020.

Net Loans. Net loans of $1.14 billion at September 30, 2020 decreased $10.3 million, or 0.9%, from $1.15 billion at June 30, 2020. By loan category, commercial and industrial loans decreased by $15.4 million, or 6.5%, to $221.8 million at September 30, 2020 from $237.2 million at June 30, 2020 and commercial real estate loans decreased by $7.2 million, or 1.6%, to $443.3 million at September 30, 2020 from $450.5 million at June 30, 2020. These decreases were somewhat offset by an increase in commercial construction loans of $13.4 million, or 14.6%, to $105.2 million at September 30, 2020 from $91.8 million at June 30, 2020 and an increase in one-to four-family residential real estate loans of $1.7 million, or 0.6%, to $281.7 million at September 30, 2020 from $278.0 million at June 30, 2020. The decrease in commercial and industrial loans was related to paydowns and reduced line of credit utilization during the three months ended September 30, 2020. The modest decrease in commercial real estate loans was related to prepayments and amortization exceeding loan advances during the three months ended September 30, 2020. The increase in commercial construction loans was mainly related to funding of loan commitments.

Deposits. Total deposits increased $111.0 million, or 8.7%, to $1.38 billion at September 30, 2020 from $1.27 billion at June 30, 2020. The increase in deposits was primarily related to an increase in non-interest bearing demand accounts of $85.4 million, or 19.5%, to $522.9 million at September 30, 2020 from $437.5 million at June 30, 2020, an increase in interest-bearing demand accounts of $18.5 million, or 16.7%, to $129.2 million at September 30, 2020 from $110.7 million at June 30, 2020, and an increase in money market accounts of $15.4 million, or 4.5%, to $359.2 million at September 30, 2020 from $343.8 million at June 30, 2020.  These increases were partially offset by a decrease in certificates of deposit of $11.5 million, or 9.6%, to $108.1 million at September 30, 2020 from $119.6 million at June 30, 2020. The increases in non-interest bearing demand accounts and interest-bearing demand accounts were primarily related to seasonal deposit growth of municipal deposit customers, and to a lesser extent, growth in commercial deposit relationships. The increase in demand accounts was also due to deposit customers increasing cash balances during the COVID-19 pandemic. The increase in money market accounts was related to seasonal deposit growth of municipal deposit customers. The decrease in certificates of deposit was primarily due to the maturity of certain large dollar accounts.

Total Shareholders’ Equity. Total shareholders’ equity increased $1.4 million, or 0.6%, to $225.4 million at September 30, 2020 from $224.0 million at June 30, 2020 from net income of $1.4 million for the three month period ended September 30, 2020.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

General. Net income increased by $14.1 million to $1.4 million in net income for the three months ended September 30, 2020 from a $12.7 million in net loss for the three months ended September 30, 2019. The increase was primarily due to a $15.6 million decrease in the provision for loan losses and a $6.8 million decrease in non-interest expense, partially offset by a $2.9 million decrease in net interest income and a $5.0 million increase in income tax expense.

Interest and Dividend Income. Interest and dividend income decreased $3.5 million, or 24.1%, to $11.1 million for the three months ended September 30, 2020, from $14.6 million for the three months ended September 30, 2019 primarily due to decreases in interest income on loans, securities and interest-earning deposits. The decrease reflected a 136 basis points decrease in the average yield on interest-earning assets to 3.21% for the three months ended September 30, 2020, from 4.57% for the three months ended September 30, 2019, partially offset by a $94.0 million increase in the average balance of interest-earning assets.

Interest income on loans decreased $2.5 million, or 18.9%, to $10.7 million for the three months ended September 30, 2020 from $13.2 million for the three months ended September 30, 2019. Interest income on loans decreased primarily due to a 124 basis points decrease in the average yield on loans to 3.76% for the three months ended September 30, 2020 from 5.00% for the three months ended September 30, 2019, offset by a $77.3 million increase in the average balance of loans to $1.14 billion for the three months ended September 30, 2020 from $1.06 billion for the three months ended September 30, 2019. The decrease in the average yield on loans was primarily due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve to reduce short-term interest rates and the origination of PPP loans which have a 1.0% interest rate. The increase in the average balance of loans was due to the Company’s PPP loan originations, as well as, our continued effort to increase our commercial loan portfolio.

Interest income on securities decreased $292,000, or 46.9%, to $330,000 for the three months ended September 30, 2020 from $622,000 for the three months ended September 30, 2019. Interest income on securities decreased due to a 109 basis points decrease in the average yield on securities to 1.42% for the three months ended September 30, 2020 from 2.51% for the three months ended September 30, 2019. The decrease was also due to a $6.8 million decrease in the average balance of securities to $92.5 million for the three months ended September 30, 2020 from $99.3 million for the three months ended September 30, 2019. The decrease in the average balance and average yield of securities was due to scheduled maturities of higher yielding U.S. government and agency and municipal obligation securities, as well as, decreased market rates of interest for new securities that were purchased during the quarter ended September 30, 2020.

Interest income on interest-earning deposits decreased $742,000, or 91.3%, to $71,000 for the three months ended September 30, 2020 from $813,000 for the three months ended September 30, 2019. Interest income on interest-earning deposits decreased due to a 239 basis points decrease in the average yield on interest-earning deposits to 0.19% for the three months ended September 30, 2020 from 2.58% for the three months ended September 30, 2019 as market interest rates decreased. The decrease was partially offset by an increase of $23.5 million in average balances to $149.6 million for the three months ended September 30, 2020 from $126.1 million for the three months ended September 30, 2019.

Interest Expense. Interest expense decreased $612,000, or 46.1%, to $715,000 for the three months ended September 30, 2020 from $1.3 million for the three months ended September 30, 2019 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a 28 basis points decrease in the average cost of interest-bearing liabilities to 0.34% for the three months ended September 30, 2020 from 0.62% for the three months ended September 30, 2019, as well as a $12.8 million decrease in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $608,000, or 47.0%, to $686,000 for the three months ended September 30, 2020 from $1.3 million for the three months ended September 30, 2019. Interest expense on interest-bearing deposits decreased primarily due to a 29 basis points decrease in the average cost on interest-bearing deposits to 0.33% for the three months ended September 30, 2020 from 0.62% for the three months ended September 30, 2019, as well as a $12.6 million decrease in the average balance of deposits to $837.0 million for the three months ended September 30, 2020 from $849.6 million for the three months ended September 30, 2019. The decrease in the average cost of deposits reflected a decline in the interest rate environment as the Company reduced rates on money market deposit accounts and demand deposit accounts, as well as, downward rate adjustments on maturing certificates of deposit.

Net Interest Income. Net interest income decreased $2.9 million, or 21.9%, to $10.4 million for the three months ended September 30, 2020 compared to $13.3 million for the three months ended September 30, 2019. The decrease reflected a 108 basis points decrease in the net interest rate spread to 2.87% for the three months ended September 30, 2020 from 3.95% for the three months ended September 30, 2019, partially offset by a $106.8 million increase in the average balance of net interest-earning assets to $539.5 million for the three months ended September 30, 2020 from $432.7 million for the three months ended September 30, 2019. The net interest margin decreased 115 basis points to 3.00% for the three months ended September 30, 2020 from 4.15% for the three months ended September 30, 2019, due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic.

Provision for Loan Losses. We recorded a provision for loan losses of $750,000 for the three months ended September 30, 2020 compared to $16.4 million for the three months ended September 30, 2019. The decrease in the provision was primarily due to a specific provision in the amount of $15.8 million for the three months ended September 30, 2019 related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. The provision of $750,000 recorded for the three months ended September 30, 2020 is lower than the amounts recorded in the prior two quarters (the third and fourth fiscal quarters of 2020), and the change was primarily due to stabilization in economic conditions related to the economic downturn caused by the COVID-19 pandemic. However, as the ultimate effect the COVID-19 pandemic will have on the Company’s loan losses is still unknown and highly uncertain, the decrease in the provision for the first fiscal quarter of 2021 from the prior two quarters should not be interpreted as a trend or utilized to forecast the provision in future quarters. Net charge-offs decreased to $9,000 for the three months ended September 30, 2020, compared to $15.9 million for the three months ended September 30, 2019. Net charge-offs for the three months ended September 30, 2019 included the charge-off of the previously noted Mann Entities’ commercial loan relationships. Non-performing assets increased to $14.8 million, or 0.91% of total assets, at September 30, 2020, compared to $14.1 million, or 0.97% of total assets, at September 30, 2019. The allowance for loan losses was $23.6 million, or 2.03% of total loans outstanding, at September 30, 2020 and $15.0 million, or 1.41% of net loans outstanding, at September 30, 2019.

Non-Interest Income. Non-interest income decreased $441,000, or 11.1%, to $3.5 million for the three months ended September 30, 2020 from $4.0 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease of $1.1 million in bank fees and service charges which was partially offset by a $666,000 increase in the net gain on equity securities. Bank fees and service charges decreased primarily due to less commercial loan fees and a decrease in deposit service charges due to a drop in transaction activity related to the impact of the COVID-19 pandemic. Net gain on securities during the three months ended September 30, 2020 was due to the increase in market value of our equity securities.

Non-Interest Expense. Non-interest expense decreased $6.8 million, or 37.3%, to $11.4 million for the three months ended September 30, 2020 from $18.2 million for the three months ended September 30, 2019. The $6.8 million decrease was primarily due to a $5.4 million contribution of stock and cash to the Pioneer Bank Charitable Foundation in conjunction with our minority stock issuance, and a $2.5 million charge based on the net negative deposit balance of the various Mann Entities’ accounts after setoffs for the three months ended September 30, 2019. The decrease in non-interest expense was partially offset by an increase in professional fees of $520,000 to $1.0 million for the three months ended September 30, 2020 from $495,000 for the three months ended September 30, 2019, mainly due to expenses related to the Mann Entities’ potentially fraudulent activity and an increase in FDIC insurance premiums.

Income Tax Expense (Benefit). Income tax expense increased $5.0 million to $303,000 for the three months ended September 30, 2020 from a $4.7 million benefit for the three months ended September 30, 2019. The income tax expense was due to our $1.7 million in income before taxes. The income tax benefit for the three months ended September 30, 2019 was due to our $17.4 million loss before income taxes, which included the tax benefit related to our $5.4 million contribution to the Pioneer Bank Charitable Foundation. Our effective tax rate was 17.9% for the three months ended September 30, 2020 compared to (27.0%) for the three months ended September 30, 2019.

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

Pursuant to the CARES Act, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no non-accruing troubled debt restructurings as of September 30, 2020 and June 30, 2020.

	At	At
	September 30,	June 30,
	2020	2020

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,311	$3,364
Commercial and industrial	1,595	95
Commercial construction	1,319	1,319
One- to four-family residential real estate	5,410	4,807
Home equity loans and lines of credit	2,191	1,865
Consumer	199	210
Total non-accrual loans	14,025	11,660

Accruing loans past due 90 days or more:
Commercial real estate	548	143
Commercial and industrial	37	1,455
Commercial construction	—	—
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	—	—
Consumer	17	12
Total accruing loans past due 90 days or more	602	1,610

Real estate owned:
Commercial real estate	—	99
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	161	161
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	161	260

Total non-performing assets	$14,788	$13,530

Total accruing troubled debt restructured loans	$2,200	$2,200

Total non-performing loans to total loans	1.26%	1.13%
Total non-performing assets to total assets	0.91%	0.89%

Non-accrual loans increased $2.4 million to $14.0 million at September 30, 2020 from June 30, 2020 primarily due to one commercial and industrial loan totaling $1.5 million that is in default and was placed on non-accrual status during the quarter ended September 30, 2020. The aforementioned $1.5 million commercial and industrial loan was allocated a $1.5 million specific allowance in the allowance for loan losses at September 30, 2020. Accruing loans past due 90 days or more decreased $1.0 million to $602,000 at September 30, 2020 from June 30, 2020 primarily due to one commercial and industrial loan totaling $1.4 million that paid off during the quarter ended September 30, 2020.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of September 30, 2020 and June 30, 2020.

	At	At
	September 30,	June 30,
	2020	2020

	(In thousands)
Classification of Loans:
Substandard	$31,999	$31,234
Doubtful	53	53
Loss	—	—
Total Classified Loans	$32,052	$31,287
Special Mention	$21,712	$6,499

In total classified loans were relatively unchanged from June 30, 2020.

Total special mention commercial loans increased $15.2 million to $21.7 million at September 30, 2020 from $6.5 million at June 30, 2020 primarily due to two commercial real estate loan relationships in the accommodation and food service industry totaling $7.7 million and $6.5 million, respectively, that were continuing to experience COVID-19 related financial hardships.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for loans that are individually classified as impaired are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with national and regional economic conditions, collateral values, and future cash flows on impaired loans, including as a result of the COVID-19 pandemic, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, historical loss experience, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other qualitative and quantitative factors which could affect potential credit losses.

In addition, the New York State Department of Financial Services (the “NYSDFS”) and the Federal Deposit Insurance Corporation periodically review our allowance for loan losses and as a result of such reviews, we may have to materially adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Three Months Ended September 30,
	2020		2019

	(Dollars in thousands)
Allowance at beginning of period	$22,851		$14,499
Provision for loan losses	750		16,370

Charge offs:
Commercial real estate	—		—
Commercial and industrial	—		15,804
Commercial construction	—		—
One- to four-family residential real estate	—		19
Home equity loans and lines of credit	—		—
Consumer	26		57
Total charge-offs	26		15,880

Recoveries:
Commercial real estate	—		—
Commercial and industrial	34		—
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	—		—
Consumer	1		10
Total recoveries	35		10

Net charge-offs	(9)		15,870

Allowance at end of period	$23,610		$14,999

Allowance to non-performing loans	161.41%		106.80%
Allowance to total loans outstanding at the end of the period	2.03%		1.41%
Net charge-offs to average loans outstanding during the period	0.00	%(1)	6.20	%(1)

(1)	Annualized.

The three months ended September 30, 2019 included a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships.

Loan Deferrals Related to COVID-19 Pandemic. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

In the table below, the commercial loan portfolio is presented by industry sector with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The commercial loan industry sector balances and deferrals are as of September 30, 2020.

	Loans by Industry Sector		Deferrals as of September 30, 2020
		Percentage of		Percentage of	Percentage of
	September 30, 2020	Commercial		Industry	Commercial
	Balance	Loans	Balance	Sector	Loans

	(Dollars in thousands)
Commercial Loans:
Real estate
Residential real estate, including lessors of residential buildings	$139,161	18.1%	$4,677	3.4%	0.6%
Non-residential real estate
Office	62,040	8.1%	—	0.0%	0.0%
Retail	75,630	9.8%	4,831	6.4%	0.7%
Industrial	26,272	3.4%	—	0.0%	0.0%
Self-storage	6,864	0.9%	—	0.0%	0.0%
Mixed use	25,588	3.3%	—	0.0%	0.0%
Other real estate	30,125	3.9%	208	0.7%	0.0%
Total real estate	365,680	47.5%	9,716	2.7%	1.3%
Construction	130,490	16.9%	226	0.2%	0.0%
Accommodation and food service	66,627	8.6%	15,203	22.8%	2.0%
Retail trade	31,328	4.1%	921	2.9%	0.1%
Wholesale trade	27,235	3.5%	—	0.0%	0.0%
Finance and insurance	16,574	2.2%	236	1.4%	0.0%
Healthcare and social assistance	22,118	2.9%	—	0.0%	0.0%
Manufacturing	23,291	3%	1,061	4.6%	0.2%
Arts, entertainment and recreation	12,284	1.6%	255	2.1%	0.0%
Other	74,725	9.7%	—	0.0%	0.0%
Total commercial loans	$770,352	100.0%	$27,618	3.6%	3.6%

As of September 30, 2020, the Company had in relation to its commercial borrowers COVID-19 related financial hardship payment deferrals related to 22 loans representing $27.6 million of the Company’s commercial loan balances, which is down from 144 loans representing $170.3 million as of June 30, 2020.

In the table below, the residential mortgage, home equity loans and lines, and consumer loan portfolios are presented with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The loan portfolio balances and deferrals are as of September 30, 2020:

	Loans by Portfolio	Deferrals as of September 30, 2020
	September 30, 2020		Percentage of
	Balance	Balance	Loan Category

	(Dollars in thousands)
Residential mortgages	$281,697	$2,702	1.0%
Home equity loans and lines	78,925	—	0.0%
Consumer	29,787	1,257	4.2%

As of September 30, 2020, the Company had in relation to its consumer borrowers COVID-19 related financial hardship payment deferrals related to 12 loans representing $4.0 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, which is down from 110 loans representing $27.4 million as of June 30, 2020.

Although the amount of commercial and consumer loans in deferral status at September 30, 2020 has declined from June 30, 2020, there are borrowers continuing to experience COVID-19 related financial hardships. The Company anticipates that delinquent and nonperforming loans will increase in future periods as borrowers that continue to experience COVID-19 related financial hardships will be unable to continue loan payments consistent with their contractual obligations and the Company may be required to make additional provisions for loan losses.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2020, we had the ability to borrow up to $355.8 million, of which none was utilized for borrowings and $285.5 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2020, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Potentially Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the first quarter of fiscal 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2020, cash and cash equivalents totaled $262.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $81.8 million at September 30, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2020 totaled $69.0 million, or 5.00%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At September 30, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies issued rules to set the Community Bank Leverage Ratio at 8% beginning in the second calendar quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The rule took effect on January 1, 2020. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio.

As of September 30, 2020, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of September 30, 2020

Tier 1 (leverage) capital	$176,976	11.59%	$61,084	4.00%	N/A	N/A	$76,355	5.00%
Risk-based capital
Common Tier 1	$176,976	15.40%	$51,709	4.50%	$80,436	7.00%	$74,691	6.50%
Tier 1	$176,976	15.40%	$68,945	6.00%	$97,673	8.50%	$91,927	8.00%
Total	$191,454	16.66%	$91,927	8.00%	$120,655	10.50%	$114,909	10.00%

As of June 30, 2020

Tier 1 (leverage) capital	$175,424	11.53%	$60,868	4.00%	N/A	N/A	$76,085	5.00%
Risk-based capital
Common Tier 1	$175,424	15.33%	$51,503	4.50%	$80,115	7.00%	$74,393	6.50%
Tier 1	$175,424	15.33%	$68,670	6.00%	$97,283	8.50%	$91,561	8.00%
Total	$189,835	16.59%	$91,561	8.00%	$120,173	10.50%	$114,451	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of September 30, 2020

Tier 1 (leverage) capital	$27,491	8.91%	$12,348	4.00%	N/A	N/A	$15,435	5.00%
Risk-based capital
Common Tier 1	$27,491	36.43%	$3,396	4.50%	$5,282	7.00%	$4,905	6.50%
Tier 1	$27,491	36.43%	$4,527	6.00%	$6,414	8.50%	$6,037	8.00%
Total	$27,491	36.43%	$6,037	8.00%	$7,923	10.50%	$7,546	10.00%

As of June 30, 2020

Tier 1 (leverage) capital	$27,144	8.11%	$13,388	4.00%	N/A	N/A	$16,736	5.00%
Risk-based capital
Common Tier 1	$27,144	45.91%	$2,661	4.50%	$4,139	7.00%	$3,843	6.50%
Tier 1	$27,144	45.91%	$3,548	6.00%	$5,026	8.50%	$4,730	8.00%
Total	$27,144	45.91%	$4,730	8.00%	$6,209	10.50%	$5,913	10.00%

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

At September 30, 2020, we had $305.8 million of commitments to originate or purchase loans, comprised of $175.7 million of commitments under commercial loans and lines of credit (including $28.7 million of unadvanced portions of commercial construction loans), $50.8 million of commitments under home equity loans and lines of credit, $42.2 million of commitments to purchase one- to four-family residential real estate loans and $8.1 million of unfunded commitments under consumer lines of credit. In addition, at September 30, 2020, the Company had $29.0 million in standby letters of credit outstanding.

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

Item 4 – Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2020, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully setoff approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Pioneer Parties moved to dismiss the DOJ’s complaint as against them on October 1, 2020. On October 21, 2020, the DOJ filed an amended complaint, which mooted the Pioneer Parties’ motion to dismiss the DOJ’s original complaint. The amended complaint dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described in Part I – Financial Information, Item 2- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Potentially Fraudulent Activity,” and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On November 5, 2020, the Pioneer Parties moved to dismiss the complaint in its entirety.

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

The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate outcome of any such proceedings, involving the Company or the Bank, cannot be predicted with any certainty. It also remains possible that other parties will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A – Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home, including the State of New York. During the fourth fiscal quarter of 2020, some of these restrictions were removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. It is not clear when the pandemic will abate. This crisis has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment as the U.S. economy entered a recession. Since the COVID-19 outbreak, millions of people have filed claims for unemployment, and stock markets have experienced extreme volatility with bank stocks significantly declining in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark Fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  The State of New York and certain Federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). Recent New York legislation allows certain borrowers to seek forbearance on residential mortgage loans (including home equity loans) if financial hardship is demonstrated as a result of COVID-19 for up to 180 days with an option for an additional 180 days. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The success of these measures is not yet entirely known and those measures may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on the Company’s business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of the COVID-19 pandemic on the Company’s borrowers, the Company may also experience higher rates of default and increased credit losses in future periods.

Additionally, we are a participating lender in the Paycheck Protection Program (“PPP”) under the CARES Act.  Under the PPP, small businesses may, subject to certain regulatory requirements, obtain low interest (1%), government-guaranteed SBA loans. These loans may be forgiven if the funds are used for designated expenses and meet certain designated requirements. If our borrowers fail to qualify for PPP loan forgiveness, or if the PPP loans are not fully guaranteed by the US government, we risk holding loans with unfavorable terms and may experience losses related to our PPP loans. Government programs such as the PPP are complex and the Company’s participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to its reputation. The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. It is unknown when there will be a return to normal business activity and a subsiding of the economic stress associated with the pandemic. Prolonged continuation of the pandemic could worsen these risks and impacts. Until the pandemic subsides, the Company expects continued draws on lines of credit, reduced revenues in many of its fee-related businesses and increased customer and client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy may experience a prolonged economic slowdown or recession, and our business would be materially and adversely affected by a prolonged economic slowdown or recession.

As the result of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, prospects and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if the economy is unable to fully reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, deferral requests, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	the estimates and assumptions we use may prove to be inadequate or incorrect, and the actual results may differ materially from our estimates and assumptions;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods or if the federal government fails to guarantee or forgive our customers’ PPP loans, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	our wealth management revenues may decline with continuing market turmoil;
●	our PPP customers may fail to qualify for PPP loan forgiveness, or we may experience other uncertainties or losses related to our PPP loans;
●	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
●	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	FDIC premiums may increase if the agency experiences additional resolution costs.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

2020 is a presidential election year. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three months ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

November 12, 2020	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

November 12, 2020	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer