Form 10-K/A
period 2020-06-30
Pioneer Bancorp, Inc./MD
filed 2021-02-22
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Pioneer Bancorp, Inc., a Maryland corporation (“Pioneer Bancorp” or the “Company”) is filing this Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Amended Report”) which was originally filed on September 28, 2020 and amended on October 28, 2020 (the “Original Report” or “Annual Report on Form 10-K”), to reflect a restatement of our audited consolidated financial statements.

Description of Restatement

The Restatement results from a technical accounting correction to reflect the Mann Entities-related $15.8 million Loan Balances Impairment as a recognized (Type I) subsequent event in the quarter and fiscal year ended June 30, 2019, rather than as a disclosure only nonrecognized (Type II) subsequent event recognized in the quarter ended September 30, 2019, notwithstanding that the Company and the Bank did not start to become aware of the events causing the Impairment until the quarter ended September 30, 2019 (capitalized terms defined below).

On February 12, 2021, the Audit Committee of the Board of Directors of the Company, after consultation with management, determined that certain financial statements previously issued by the Company should be restated and no longer relied upon (the “Restatement”). The following financial statements of the Company are impacted by the Restatement: (a) the audited consolidated financial statements for the fiscal years ended June 30, 2019 and June 30, 2020, as reported in the Company’s Annual Reports on Form 10-K for those years, and (b) the unaudited consolidated financial statements for the periods ended September 30, 2019, December 31, 2019, March 31, 2020, and September 30, 2020, as reported in the Company’s Quarterly Reports on Form 10-Q.

As previously disclosed, after the Company’s fiscal year ended June 30, 2019, but prior to December 10, 2019, the date the financial statements for that year were issued, the Company became aware of fraudulent activity associated with transactions by an established business customer of Pioneer Bank (the “Bank”), a subsidiary of the Company.  The customer, Michael Mann, and various affiliated entities (collectively, the “Mann Entities”) had numerous general deposit corporate operating accounts and loans with the Bank.

As reflected in its Current Report on Form 8-K filed on September 11, 2019, the Company’s potential exposure with respect to the Mann Entities’ lending activity was approximately $15.8 million (the “Loan Balances”).  Subsequently, the Company learned that Mr. Mann had perpetrated a concealed fraud on the Bank and many other parties.  In the second quarter of fiscal 2020, the Company concluded that due to the impact of the potential fraudulent activity, the Loan Balances were impaired and, as a result, recorded a provision for loan losses in the amount of $15.8 million in the first quarter of fiscal 2020 related to the charge-off of the entire Loan Balances (the “Impairment”).

In July 2020, the Company received a comment letter from the staff of the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance (the “Staff”) related to, among other matters, the classification of the Loan Balances Impairment as a disclosure only nonrecognized (Type II) subsequent event in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 (the “2019 Form 10-K”).  The Company and the Staff engaged in several discussions regarding the Staff’s position, based on technical accounting precepts, that the Loan Balances should be deemed impaired as of June 30, 2019, and the Loan Balances Impairment should have been recognized by the Company in the quarter and fiscal year ended June 30, 2019 as a Type I subsequent event and not as a disclosure only nonrecognized (Type II) subsequent event.  In its communications with the Staff, the Company described that its original determination that the Loan Balances Impairment was a Type II subsequent event in the Company’s 2019 Form 10-K recognized in the quarter ended September 30, 2019, was based on the unique circumstances of the event.

As a result of the Staff’s position, the Restatement reflects the Loan Balances Impairment in the quarter and fiscal year ended June 30, 2019 (as a recognized (Type I) subsequent event), rather than as a disclosure only nonrecognized (Type II) subsequent event recognized in the quarter ended September 30, 2019.  This technical accounting correction is not a result of any new facts coming to light after the filing of the 2019 Form 10-K.

The principal effects of the Restatement for the respective comparative periods is as follows:

	For the Years Ended June 30,
	2020	2019

	(In thousands, except per share data)
Selected Operating Data:
Increase (decrease) in:
Provision for loan losses	$(15,800)	$15,800
Income tax expense	4,093	(4,093)
Net income	11,707	(11,707)
Earnings per share	$0.47	N/A

	For the Quarters Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019

	(In thousands, except per share data)
Selected Operating Data:
Increase (decrease) in:
Provision for loan losses	$—	$—	$—	$(15,800)	$15,800
Income tax expense	—	—	—	4,093	(4,093)
Net income	—	—	—	11,707	(11,707)
Earnings per share	$—	$—	$—	$0.47	N/A

For additional information on the Restatement, see Note 2, Restatement of Consolidated Financial Statements to the audited consolidated financial statements.

Items Amended in this Filing

For the reasons discussed above, we are filing this Amended Report in order to amend the following items in our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amended Report:

●	Part I, Item 1. Business
●	Part I, Item 1A. Risk Factors
●	Part II, Item 6. Selected Financial Data
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A. Controls and Procedures
●	Part IV, Item 15. Exhibits and Financial Statement Schedules

Except as noted above, no other information in our Original Report is amended hereby and is repeated herein solely for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the Original Report, including any amendment to these filings.

PART I

ITEM 1.Business

Forward Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. Certain forward-looking statements are included in this Form 10-K/A, principally in the sections captioned “Business,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to:

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

In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

●	risks and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response;
●	risks and uncertainties related to the Restatement of certain of our historical consolidated financial statements;
●	risks related to the variety of litigation and other proceedings described in the “Legal Proceedings” section;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	risks that COVID-19 may adversely impact our customers and lead to a long-term economic recession and continuing a severe disruption in the U.S. economy, and could potentially create business continuity issues for us;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in cost of legal expenses, including defending against significant litigation;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K/A to reflect future events or developments.

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

As a result of the completed minority stock offering, the Company files interim, quarterly and annual reports with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as the Company that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Bank’s website (www.pioneerny.com), on the “Investor Relations” page, without charge from the Company.

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

At June 30, 2020, we had consolidated total assets of $1.5 billion, total deposits of $1.3 billion and shareholders’ equity of $224.0 million. The Bank is subject to comprehensive regulation and examination by the NYSDFS and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.pioneerny.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K/A.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

			(As Restated)
	(Dollars in thousands)
Commercial:
Commercial real estate	$450,452	38.5%	$414,375	39.6%	$375,852	37.7%	$399,074	42.2%	$293,445	36.7%
Commercial and industrial	237,223	20.3%	167,462	15.9%	194,183	19.5%	179,908	19.1%	123,470	15.5%
Commercial construction(1)	91,805	7.8%	85,274	8.1%	84,569	8.5%	67,928	7.2%	96,223	12.1%
One-to four-family residential real estate	279,960	23.9%	281,388	26.8%	249,635	25.0%	202,733	21.5%	197,670	24.8%
Home equity loans and lines of credit	80,345	6.9%	80,258	7.6%	78,286	7.8%	76,132	8.1%	69,423	8.7%
Consumer	30,860	2.6%	21,482	2.0%	14,977	1.5%	18,042	1.9%	17,878	2.2%
Total loans receivable	1,170,645	100.0%	1,050,239	100.0%	997,502	100.0%	943,817	100.0%	798,109	100.0%
Less:
Net deferred loan costs	605		2,398		1,910		765		695
Allowance for losses	(22,851)		(14,499)		(13,510)		(11,820)		(9,794)
Total loans receivable, net	$1,148,399		$1,038,138		$985,902		$932,762		$789,010

(1)	Represents amounts disbursed at June 30, 2020, 2019, 2018, 2017 and 2016. The undrawn amounts of the commercial construction loans totaled $35.8 million, $83.7 million, $68.3 million, $76.8 million and $49.1 million at June 30, 2020, 2019, 2018, 2017 and 2016, respectively.

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

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months. Refer to the Loan Deferrals Related to COVID-19 Pandemic section on page 19.

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

Loans that were 30-59 days past due totaled $3.9 million at June 30, 2020, representing an increase from $640,000 at June 30, 2019 and loans that were 60-89 days past due totaled $2.8 million at June 30, 2020, an increase from $535,000 at June 30, 2019. Increases in the 30-59 and 60-89 day past due categories were primarily one-to four family residential real estate and home equity loans and lines of credit and were related to borrowers affected by COVID-19 who did not request loan deferment as of June 30, 2020.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-accrual loans include non-accruing troubled debt restructurings of zero, $185,000, $235,000, $2.1 million and, $768,000 as of June 30, 2020, 2019, 2018, 2017 and 2016, respectively.

	At June 30,
	2020	2019	2018	2017	2016
		(As Restated)
	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,364	$5,618	$2,236	$2,375	$1,386
Commercial and industrial	95	42	705	3	59
Commercial construction	1,319	1,377	—	—	—
One- to four-family residential real estate	4,807	4,028	3,834	3,325	2,874
Home equity loans and lines of credit	1,865	1,497	970	899	955
Consumer	210	—	—	—	—
Total non-accrual loans	11,660	12,562	7,745	6,602	5,274

Accruing loans past due 90 days or more:
Commercial real estate	143	58	180	225	95
Commercial and industrial	1,455	—	—	4	—
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	—	—	1,232	583	395
Home equity loans and lines of credit	—	41	330	129	237
Consumer	12	19	24	354	300
Total accruing loans past due 90 days or more	1,610	118	1,766	1,295	1,027

Real estate owned:
Commercial real estate	99	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	161	158	—	—	—
Home equity loans and lines of credit	—	—	72	—	—
Consumer	—	—	—	—	—
Total real estate owned	260	158	72	—	—

Total non-performing assets	$13,530	$12,838	$9,583	$7,897	$6,301

Total accruing troubled debt restructured loans	$2,200	$—	$—	$—	$1,418

Total non-performing loans to total loans	1.13%	1.21%	0.95%	0.84%	0.79%
Total non-performing assets to total assets	0.89%	0.87%	0.75%	0.70%	0.63%

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended June 30,
	2020	2019	2018	2017	2016
	(As Restated)	(As Restated)
	(Dollars in thousands)
Allowance at beginning of year	$14,499	$13,510	$11,820	$9,794	$9,011
Provision for loan losses	6,790	18,150	1,970	2,395	1,180

Charge offs:
Commercial real estate	—	—	121	—	—
Commercial and industrial	5	16,886	53	38	169
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	19	85	—	148	118
Home equity loans and lines of credit	—	47	17	104	57
Consumer	162	179	152	165	160
Total charge-offs	186	17,197	343	455	504

Recoveries:
Commercial real estate	—	—	—	—	10
Commercial and industrial	1,707	—	—	5	5
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	—	—	—	—	—
Home equity loans and lines of credit	1	—	3	15	14
Consumer	40	36	60	66	78
Total recoveries	1,748	36	63	86	107

Net (recoveries) charge-offs	(1,562)	17,161	280	369	397

Allowance at end of year	$22,851	$14,499	$13,510	$11,820	$9,794

Allowance to non-performing loans	172.20%	114.35%	142.05%	149.68%	155.44%
Allowance to total loans outstanding at the end of the year	1.95%	1.38%	1.35%	1.25%	1.23%
Net charge-offs (recoveries) to average loans outstanding during the year	(0.14)%	1.66%	0.03%	0.04%	0.05%

During the year ended June 30, 2020 we increased our provision for loan losses due primarily to an increase in our qualitative loss reserve factors relating to local, national, and global economic conditions which have experienced significant deterioration beginning late in the third fiscal quarter of 2020 and continuing into the fourth fiscal quarter of 2020 as a result of the COVID-19 pandemic.  Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that its provision for loan losses will be elevated in the first fiscal quarter of 2021 and potentially beyond. The year ended June 30, 2020 also included a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities’ commercial loan relationships in the third fiscal quarter of 2020. During the year ended June 30, 2019, our total charge-offs of $17.2 million included a $15.8 million charge-off related to the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships which were recognized in the fourth fiscal quarter of 2019.

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

	At June 30,
	2020			2019			2018
				(As Restated)
		Percent of			Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$10,549	46.2%	38.5%	$6,440	44.4%	39.6%	$5,254	38.8%	37.7%
Commercial and industrial	4,885	21.4%	20.3%	3,293	22.7%	15.9%	3,977	29.5%	19.5%
Commercial construction	2,136	9.3%	7.8%	1,324	9.1%	8.1%	1,183	8.8%	8.5%
One- to four-family residential real estate	3,484	15.2%	23.9%	2,360	16.3%	26.8%	2,166	16.0%	25.0%
Home equity loans and lines of credit	1,303	5.7%	6.9%	813	5.6%	7.6%	770	5.7%	7.8%
Consumer	494	2.2%	2.6%	269	1.9%	2.0%	160	1.2%	1.5%
Total	$22,851	100.0%	100.0%	$14,499	100.0%	100.0%	$13,510	100.0%	100.0%

	At June 30,
	2017			2016
		Percent of			Percent of
		Allowance			Allowance
		in Category	Percent of		in Category	Percent of
	Allowance	to Total	Loans in	Allowance	to Total	Loans in
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$5,978	50.6%	42.3%	$4,468	45.6%	36.8%
Commercial and industrial	2,565	21.7%	19.1%	1,795	18.3%	15.5%
Commercial construction	963	8.1%	7.2%	1,374	14.0%	12.1%
One- to four-family residential real estate	1,427	12.1%	21.5%	1,390	14.2%	24.8%
Home equity loans and lines of credit	740	6.3%	8.1%	625	6.4%	8.7%
Consumer	147	1.2%	1.9%	142	1.5%	2.2%
Total	$11,820	100.0%	100.0%	$9,794	100.0%	100.0%

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

Subsidiaries

Pioneer Commercial Bank. Pioneer Commercial Bank is a New York-chartered limited-purpose commercial bank wholly owned by Pioneer Bank. Pioneer Bank incorporated Pioneer Commercial Bank in October 2004 in order to be able to accept municipal deposits. New York State law prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). The limited-purpose commercial bank subsidiary has enabled us to establish banking relationships with municipalities and other public entities throughout our market area. At

June 30, 2020, Pioneer Commercial Bank had $303.7 million in assets, consisting primarily of cash and municipal obligations. Pioneer Commercial Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the FDIC. All disclosures in this Annual Report on Form 10-K/A relating to Pioneer Bank’s consolidated investments and deposits include the investments and deposits that are held by Pioneer Commercial Bank.

Anchor Agency, Inc. In 2016, Pioneer Bank acquired Anchor Agency, Inc., a New York corporation and wholly-owned subsidiary of Pioneer Bank, which is a full-service insurance agency offering personal and commercial insurance, including homeowners, automobile and comprehensive business insurance. Anchor Agency, Inc. works with major national insurance companies as well as specialty markets. Anchor Agency, Inc. also offers employee benefits products and consulting services under the name Pioneer Benefits Consulting, including group health, dental, disability and life insurance products and defined contribution and defined benefit administration and human resource management services. Anchor Agency, Inc. operates from Pioneer Bank’s headquarters in Albany, New York. Expansion into the insurance and employee benefit services business has enabled Pioneer Bank to evolve from a traditional depository institution into a full-service financial services organization. All disclosures in this Annual Report on Form 10-K/A relating to Pioneer Bank are consolidated to include the activities of Anchor Agency, Inc.

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of Pioneer Bank, provides wealth management services to Pioneer Bank’s customers in partnership with LPL Financial, a registered broker dealer. It had $552.7 million of assets under management at June 30, 2020. Pioneer Financial Services, Inc. operates from Pioneer Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this Annual Report on Form 10-K/A relating to Pioneer Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

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

Federal Reserve System

Under federal law and regulations, Pioneer Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including Pioneer Bank, which maintain transaction accounts or non-personal time deposits. In April 2020, due to a change in its approach to monetary policy due to COVID-19, the Federal Reserve Board announced an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero.  The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

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

Risks Related to Our Business

The Restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

Management is assessing the effect of the Restatement on the Company’s internal control over financial reporting and its disclosure controls and procedures, all as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K/A.

Because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. As with any company, if we are unable to provide reliable and timely financial reports in the future, our business and reputation may be harmed. As with any company, restated financial statements and issues related to internal control over financial reporting may render us unable to meet our reporting obligations, negatively affect investor and customer confidence in us and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to regulatory investigations and penalties, and have a material adverse impact on our business and financial condition.

We intend to continue our remediation activities. In doing so, we will continue to incur expenses and expend management’s time on remediation-related issues. However, as with any company, we cannot guarantee that the steps that we have taken or will take will be successful. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and our stock price could be adversely affected.

As a result of the Restatement, we may become subject to a number of significant risks, which could have an adverse effect on our business, financial condition and results of operations, including: we may be subject to potential civil litigation, including shareholder class action lawsuits and derivative claims made on behalf of us, and regulatory proceedings or actions, the defense of which may require us to devote significant management attention and to incur significant legal expense and which litigation, proceedings or actions, if decided against us, could require us to pay substantial judgments, settlements or other penalties.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Pioneer Bancorp, Inc. and Pioneer Bank for our fiscal year beginning July 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for loan losses.

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

ITEM 6.Selected Financial Data

As discussed in the Explanatory Note to this Amended Report, we are restating certain amounts in our audited consolidated financial statements for the fiscal years ended June 30, 2020 and 2019. The information below also reflects the Restatement of the fiscal years ended June 30, 2020 and 2019. See Part II, Item 8, “Financial Statements and Supplementary Data” – Note 2, “Restatement of the Consolidated Financial Statements” for further information about the Restatement of certain of our consolidated financial statements.

The following tables set forth selected consolidated historical financial and other data for Pioneer Bancorp, Inc. on a consolidated basis at and for the year ended June 30, 2020 and Pioneer Bank, on a consolidated basis, at and for the years ended June 30, 2019, 2018, 2017 and 2016. It is only a summary and it should be read in conjunction with the business and financial information contained elsewhere in this Annual Report on Form 10-K/A, including the consolidated financial statements that appear starting on page 77 of this Annual Report on Form 10-K/A. The information at June 30, 2020 and 2019 and for the years ended June 30, 2020 and 2019 is derived in part from the audited consolidated financial statements appearing in this Annual Report on Form 10-K/A. The information at June 30, 2018, 2017 and 2016 and for the years ended June 30, 2018, 2017 and 2016 is derived in part from audited consolidated financial statements not appearing in this Annual Report on Form 10-K/A.

	At June 30,
	2020	2019	2018	2017	2016
		(As Restated)
	(In thousands except for per share amounts)
Selected Financial Condition Data:
Total assets	$1,526,412	$1,468,285	$1,284,128	$1,134,139	$995,918
Cash and cash equivalents	156,903	230,109	120,280	40,261	34,518
Securities available for sale	75,768	86,695	79,212	73,215	91,531
Securities held to maturity	6,822	3,873	5,297	2,213	3,811
Equity securities	8,533	8,658	8,851	8,760	9,420
Federal Home Loan Bank stock	1,010	924	883	1,149	1,584
Loans, net of allowance for loan losses	1,148,399	1,038,138	985,902	932,762	789,010
Bank-owned life insurance	17,240	17,834	17,715	17,601	17,527
Premises and equipment, net	40,863	41,710	42,902	37,384	30,703
Deposits	1,270,150	1,331,318	1,150,262	1,010,026	864,188
Borrowings	—	—	—	5,000	17,000
Shareholders' equity	223,966	123,258	118,063	104,012	93,610

	For the Years Ended June 30,
	2020	2019	2018	2017	2016
	(As Restated)	(As Restated)
	(In thousands)
Selected Operating Data:
Interest and dividend income	$53,519	$54,159	$46,486	$37,621	$32,161
Interest expense	4,731	4,480	3,186	2,411	1,648
Net interest income	48,788	49,679	43,300	35,210	30,513
Provision for loan losses	6,790	18,150	1,970	2,395	1,180
Net interest income after provision for loan losses	41,998	31,529	41,330	32,815	29,333
Non-interest income	15,682	14,407	12,804	10,897	8,226
Non-interest expense	51,685	37,890	36,325	35,366	30,272
Income before income taxes	5,995	8,046	17,809	8,346	7,287
Income tax expense	797	737	6,310	2,715	2,289
Net income	5,198	7,309	11,499	5,631	4,998
Earnings per share	$0.21

	At or For the Years Ended June 30,
	2020	2019	2018	2017	2016
	(As Restated)	(As Restated)

Performance Ratios:
Return on average assets	0.36%	0.55%	0.92%	0.52%	0.53%
Return on average equity	2.34%	5.74%	10.51%	5.83%	5.18%
Interest rate spread (1)	3.51%	3.93%	3.67%	3.47%	3.43%
Net interest margin (2)	3.71%	4.10%	3.78%	3.57%	3.51%
Non-interest expenses to average assets	3.56%	2.85%	2.91%	3.27%	3.19%
Efficiency ratio (3)	80.17%	59.12%	64.75%	76.70%	78.14%
Average interest-earning assets to average interest-bearing liabilities	156.49%	145.04%	141.49%	139.29%	139.05%

Capital Ratios (4):
Average equity to average assets	15.29%	9.57%	8.77%	8.93%	10.17%
Total capital to risk weighted assets	16.59%	12.91%	12.86%	12.41%	14.10%
Tier 1 capital to risk weighted assets	15.33%	11.63%	11.59%	11.18%	12.91%
Common equity tier 1 capital to risk weighted assets	15.33%	11.63%	11.59%	11.18%	12.91%
Tier 1 capital to average assets	11.53%	9.14%	9.17%	9.60%	10.87%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.95%	1.38%	1.35%	1.25%	1.23%
Allowance for loan losses as a percentage of non-performing loans	172.20%	114.35%	142.05%	149.68%	155.44%
Net charge-offs (recoveries) to average outstanding loans during the year	(0.14)%	1.66%	0.03%	0.04%	0.05%
Non-performing loans as a percentage of total loans	1.13%	1.21%	0.95%	0.84%	0.79%
Non-performing loans as a percentage of total assets	0.87%	0.86%	0.74%	0.70%	0.63%
Total non-performing assets as a percentage of total assets	0.89%	0.87%	0.75%	0.70%	0.63%

Other:
Number of offices	22	22	22	22	18
Number of full-time equivalent employees	256	258	259	251	215

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the years.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital Ratios are for Pioneer Bank

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in the Explanatory Note to this Amended Report and in Item 8, “Financial statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2 – Restatement of the Consolidated Financial Statements,” this Amended Report reflects Restatements of our previously filed audited consolidated financial statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these Restatements.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived in part from the consolidated financial statements that appear beginning on page 77 of this Annual Report on Form 10-K/A and other consolidated financial statements that are not included herein. Please read the information in this section in conjunction with the business and financial information regarding Pioneer Bancorp, Inc., Pioneer Bank and the consolidated financial statements that appear starting on page 77 of this Annual Report on Form 10-K/A.

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

Potentially Fraudulent Activity

During the first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”) had numerous accounts with the Bank. The transactions in question related both to deposit and lending activity with the Mann Entities.

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. No additional charges to non-interest expense were recognized during the year ended June 30, 2020, related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. No additional charges to the provision for loan losses were recognized during the year ended June 30, 2020, related to the loan transactions with the Mann Entities.

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

Increase our Share of Lower-Cost Core Deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to businesses, municipalities and individuals located in our market area. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-

sell the products and services of our complementary subsidiaries. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Our core deposits increased $409.0 million to $1.2 billion at June 30, 2020 from $741.6 million at June 30, 2016. At June 30, 2020, core deposits comprised 90.6% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

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

	For the Years Ended June 30,
	2020			2019			2018
	(As Restated)			(As Restated)
	Average			Average			Average
	Outstanding		Average	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,092,425	$49,510	4.53%	$1,031,592	$49,818	4.83%	$969,624	$43,649	4.50%
Securities	92,981	2,108	2.27%	107,572	2,541	2.36%	82,514	1,367	1.66%
Interest-earning deposits	129,097	1,901	1.47%	72,686	1,800	2.48%	92,757	1,470	1.58%
Total interest-earning assets	1,314,503	53,519	4.07%	1,211,850	54,159	4.47%	1,144,895	46,486	4.06%
Non-interest-earning assets	137,952			118,482			102,942
Total assets	$1,452,455			$1,330,332			$1,247,837

Interest-bearing liabilities:
Demand deposits	$110,444	215	0.19%	$114,699	341	0.30%	$106,309	249	0.23%
Savings deposits	241,471	127	0.05%	246,055	126	0.05%	241,357	124	0.05%
Money market deposits	351,790	1,997	0.57%	338,883	1,818	0.54%	328,242	1,231	0.38%
Certificates of deposit	127,671	2,268	1.78%	128,041	1,960	1.53%	129,495	1,491	1.15%
Total interest-bearing deposits	831,376	4,607	0.55%	827,678	4,245	0.51%	805,403	3,095	0.38%
Borrowings and other	8,624	124	1.44%	7,857	235	2.99%	3,773	91	2.41%
Total interest-bearing liabilities	840,000	4,731	0.56%	835,535	4,480	0.54%	809,176	3,186	0.39%
Non-interest-bearing liabilities	390,366			367,468			329,262
Total liabilities	1,230,366			1,203,003			1,138,438
Total shareholders' equity	222,089			127,329			109,399
Total liabilities and shareholders' equity	$1,452,455			$1,330,332			$1,247,837
Net interest income		$48,788			$49,679			$43,300
Net interest rate spread (1)			3.51%			3.93%			3.67%
Net interest-earning assets (2)	$474,503			$376,315			$335,719
Net interest margin (3)			3.71%			4.10%			3.78%
Average interest-earning assets to interest-bearing liabilities	156.49%			145.04%			141.49%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,			Year Ended June 30,
	2020 vs. 2019			2019 vs. 2018
	(As Restated)			(As Restated)
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$2,849	$(3,157)	$(308)	$2,884	$3,285	$6,169
Securities	(334)	(99)	(433)	489	685	1,174
Interest-earning deposits	1,025	(924)	101	(368)	698	330
Total interest-earning assets	3,540	(4,180)	(640)	3,005	4,668	7,673

Interest-bearing liabilities:
Demand deposits	(12)	(114)	(126)	21	71	92
Savings deposits	(2)	3	1	2	—	2
Money market deposits	71	108	179	41	546	587
Certificates of deposit	(6)	314	308	(17)	486	469
Total interest-bearing deposits	51	311	362	47	1,103	1,150
Borrowings and other	21	(132)	(111)	118	26	144
Total interest-bearing liabilities	72	179	251	165	1,129	1,294

Change in net interest income	$3,468	$(4,359)	$(891)	$2,840	$3,539	$6,379

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

Comparison of Financial Condition at June 30, 2020 and June 30, 2019

Total Assets. Total assets increased $58.1 million, or 4.0%, to $1.52 billion at June 30, 2020 from $1.47 billion at June 30, 2019. The increase was due primarily to an increase of $110.3 million, or 10.6%, in net loans receivable as well as a $31.8 million, or 121.6%, increase in other assets partially offset by a decrease of $73.2 million, or 31.8%, in cash and cash equivalents and a decrease of $10.9 million, or 11.9%, in securities available for sale. The $31.8 million increase in other assets from $26.2 million at June 30, 2019 to $58.0 million at June 30, 2020 was primarily due to an increase in the estimated fair value of derivative assets related to interest rate swaps.

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

Net Loans. Net loans of $1.15 billion at June 30, 2020 increased $110.3 million, or 10.6%, from $1.04 billion at June 30, 2019. By loan category, commercial real estate loans increased by $36.1 million, or 8.7%, to $450.5 million at June 30, 2020 from $414.4 million at June 30, 2019; commercial and industrial loans increased $69.7 million, or 41.7%, to $237.2 million at June 30, 2020 from $167.5 million at June 30, 2019 and consumer loans increased by $9.4 million, or 43.7%, to $30.9 million at June 30, 2020 from $21.5 million at June 30, 2019. In addition, commercial construction loans increased $6.5 million, or 7.6%, to $91.8 million at June 30, 2020 from $85.3 million at June 30, 2019. These increases were partially offset by a decrease in one- to four-family residential mortgage loans of $1.4 million, or 0.5%, to $280.0 million at June 30, 2020 from $281.4 million at June 30, 2019. The increase in commercial real estate loans was related to the funding of multiple relatively large loan commitments during the year ended June 30, 2020 which are secured by seasoned properties inside of our market area, as well as, the conversion of several commercial construction loans to permanent financing during the same year. The increase in commercial and industrial loans was primarily due to the funding of $74.0 million of PPP loans during the year ended June 30, 2020. The increase in consumer loans reflected an increase in personal loans to the owners of certain commercial businesses.

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

Total Shareholders’ Equity. Total shareholders’ equity increased $100.7 million, or 81.7%, to $224.0 million at June 30, 2020 from $123.3 million at June 30, 2019. The increase was primarily due to the completion of our minority stock issuance which resulted in $109.1 million in net proceeds to the Company in July 2019, as well as, net income of $5.2 million during the year ended June 30, 2020. The increase was partially offset by unallocated common stock held by the ESOP of $12.6 million and an increase in accumulated other comprehensive loss of $6.3 million from our available for sale securities and employee benefit plans.

Comparison of Operating Results for the Years Ended June 30, 2020 and June 30, 2019

General.  Net income decreased by $2.1 million, or 28.9%, to $5.2 million for the year ended June 30, 2020 from $7.3 million for the year ended June 30, 2019.  The decrease was primarily due to a $13.8 million increase in non-interest expense and a $0.9 million decrease in net interest income, offset by an $11.4 million decrease in the provision for loan losses and a $1.3 million increase in non-interest income.

Interest and Dividend Income.  Interest and dividend income decreased $640,000, or 1.2%, to $53.5 million for the year ended June 30, 2020, from $54.2 million for the year ended June 30, 2019 primarily due to decreases in interest income on loans and interest income on securities, partially offset by an increase in interest income on interest-earning deposits. The decrease reflected a 40 basis points decrease in the average yield on interest-earning assets to 4.07% for the year ended June 30, 2020, from 4.47% for the year ended June 30, 2019, offset by a $102.7 million increase in the average balance of interest-earning assets.

Interest income on loans decreased $308,000, or 0.6%, to $49.5 million for the year ended June 30, 2020 from $49.8 million for the year ended June 30, 2019. Interest income on loans decreased primarily due to a 30 basis points decrease in the average yield on loans to 4.53% for the year ended June 30, 2020 from 4.83% for the year ended June 30, 2019, largely offset by a $60.8 million increase in the average balance of loans to $1.1 billion for the year ended June 30, 2020 from $1.0 billion for the year ended June 30, 2019. The decrease in the average yield on loans was primarily due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve during the second and third fiscal quarters of 2020 to reduce short-term interest rates and the origination of PPP loans which have a 1.0% interest rate. The increase in the average balance of loans was due to our continued effort to increase our commercial loan portfolio, as well as, the Company’s funding of PPP loans during the fourth fiscal quarter of 2020.

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

Net Interest Income.  Net interest income decreased $891,000, or 1.8%, to $48.8 million for the year ended June 30, 2020 compared to $49.7 million for the year ended June 30, 2019.  The decrease reflected a 42 basis points decrease in the net interest rate spread to 3.51% for the year ended June 30, 2020 from 3.93% for the year ended June 30, 2019, largely offset by, a $98.2 million increase in the average balance of net interest-earning assets to $474.5 million for the year ended June 30, 2020 from $376.4 million for the year ended June 30, 2019.The net interest margin decreased 39 basis points to 3.71% for the year ended June 30, 2020 from 4.10% for the year ended June 30, 2019 due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic. We expect further compression in our net interest margin in future periods.

Provision for Loan Losses.  We recorded a provision for loan losses of $6.8 million for the year ended June 30, 2020 compared to $18.2 million for the year ended June 30, 2019. The decrease in the provision of $11.4 million was primarily due to a specific provision in the amount of $15.8 million for the year ended June 30, 2019 related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. The provision for loan losses recorded in 2020 was due primarily to an increase in our qualitative loss reserve factors relating to local and national economic conditions as well as industry conditions and concentrations, which have experienced deterioration as a result of the COVID-19 pandemic. Due to the adverse economic impacts of the COVID-19 pandemic on our market area and our customers, the Company expects that its provision for loan losses will be elevated in the first fiscal quarter of 2021 and potentially beyond. Net charge-offs decreased to a net recovery of $1.6 million for the year ended June 30, 2020, compared to net charge-offs of $17.2 million for the year ended June 30, 2019. Non-performing assets increased to $13.5 million, or 0.89% of total assets, at June 30, 2020, compared to $12.8 million, or 0.87% of total assets, at June 30, 2019. The allowance for loan losses was $22.9 million, or 1.95% of net loans outstanding, at June 30, 2020 and $14.5 million, or 1.38% of net loans outstanding, at June 30, 2019. We expect economic uncertainty to continue for additional periods which may result in the allowance for loan losses as a percentage of total loans increasing in the future.

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

Income Tax Expense. Income tax expense increased $60,000 to $797,000 for the year ended June 30, 2020 from $737,000 for the year ended June 30, 2019. The income tax expense for the year ended June 30, 2020 included the tax benefit related to our $5.4 million contribution to the Pioneer Bank Charitable Foundation. Income tax expense for the year ended June 30, 2019 reflected a $580,000 tax benefit related to the final evaluation of our net deferred tax asset in connection with the rate reduction resulting from the Tax Cuts and Jobs Act. Our effective tax rate was 13.3% for the year ended June 30, 2020 compared to 9.2% for the year ended June 30, 2019.

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

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NYSDFS and the FDIC. At June 30, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 17 in the Notes to the consolidated financial statements.

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

At June 30, 2020, we had $273.7 million of commitments to originate loans, comprised of $183.5 million of commitments under commercial loans and lines of credit (including $35.8 million of unadvanced portions of commercial construction loans), $49.2 million of commitments under home equity loans and lines of credit, $32.8 million of commitments to purchase one- to four-family residential real estate loans and $8.2 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2020, we had $30.7 million in standby letters of credit outstanding. See Note 15 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 3 in the Notes to the consolidated financial statements that appear starting on page 86 of this Annual Report on Form 10-K/A for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2020, except for the effect of the material weaknesses described in the second and third paragraphs as to which the date is February 22, 2021, expressed an adverse opinion thereon.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its June 30, 2020 and 2019 consolidated financial statements to correct misstatements.

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

/s/ Bonadio & Co., LLP

Syracuse, New York

September 28, 2020, except for the effect of the restatement disclosed in Note 2, as to which the date is February 22, 2021

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2020	2019
		(As Restated)
Assets
Cash and due from banks	$21,188	$48,385
Federal funds sold	1,382	2,083
Interest-earning deposits with banks	134,333	179,641
Cash and cash equivalents	156,903	230,109

Securities available for sale, at fair value	75,768	86,695
Securities held to maturity (fair value of $6,917 at June 30, 2020; and $3,887 at June 30, 2019)	6,822	3,873
Equity securities, at fair value	8,533	8,658
Federal Home Loan Bank of New York stock	1,010	924
Net loans receivable	1,148,399	1,038,138
Accrued interest receivable	3,467	4,374
Premises and equipment, net	40,863	41,710
Bank-owned life insurance	17,240	17,834
Goodwill	7,292	7,292
Other intangible assets, net	2,159	2,523
Other assets	57,956	26,155
Total assets	$1,526,412	$1,468,285

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$437,536	$357,523
Interest bearing deposits	832,614	973,795
Total deposits	1,270,150	1,331,318
Mortgagors’ escrow deposits	6,044	6,044
Due to broker	7,758	—
Other liabilities	18,494	7,665
Total liabilities	1,302,446	1,345,027

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2020)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of June 30, 2020)	260	—
Additional paid in capital	113,963	—
Retained earnings	139,734	134,361
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(12,621)	—
Accumulated other comprehensive loss	(17,370)	(11,103)
Total shareholders' equity	223,966	123,258
Total liabilities and shareholders' equity	$1,526,412	$1,468,285

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended
	June 30,
	2020	2019
	(As Restated)	(As Restated)
Interest and dividend income:
Loans	$49,510	$49,818
Securities	2,108	2,541
Interest-earning deposits with banks and other	1,901	1,800
Total interest and dividend income	53,519	54,159

Interest expense:
Deposits	4,607	4,245
Borrowings and other	124	235
Total interest expense	4,731	4,480
Net interest income	48,788	49,679
Provision for loan losses	6,790	18,150
Net interest income after provision for loan losses	41,998	31,529

Noninterest income:
Bank fees and service charges	8,473	8,066
Insurance and wealth management services	6,477	6,457
Net loss on equity securities	(125)	—
Net gain on available for sale securities transactions	138	6
Net loss on disposal of assets	(28)	(583)
Bank-owned life insurance	548	119
Other	199	342
Total noninterest income	15,682	14,407

Noninterest expense:
Salaries and employee benefits	24,982	22,647
Net occupancy and equipment	6,140	5,875
Data processing	3,232	2,940
Advertising and marketing	678	925
FDIC insurance premiums	118	676
Contribution to Pioneer Bank Charitable Foundation	5,446	—
Fraudulent activity	2,500	—
Professional fees	3,759	420
Other	4,830	4,407
Total noninterest expense	51,685	37,890
Income before income taxes	5,995	8,046
Income tax expense	797	737
Net income	$5,198	$7,309

Earnings per common share:
Basic	$0.21
Diluted	$0.21

Weighted average shares outstanding - basic and diluted	25,013,452

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended
	June 30,
	2020	2019
	(As Restated)	(As Restated)
Net income	$5,198	$7,309

Other comprehensive (loss) income:
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising during the period	39	(90)
Reclassification adjustment for gains included in net income	(138)	(6)
	(99)	(96)
Tax benefit	(25)	(25)
	(74)	(71)
Defined benefit plan:
Change in funded status of defined benefit plans	(9,623)	(3,526)
Reclassification adjustment for amortization of net actuarial loss	1,080	760
	(8,543)	(2,766)
Tax effect	(2,234)	(723)
	(6,309)	(2,043)
Total other comprehensive loss	(6,383)	(2,114)
Comprehensive (loss) income	$(1,185)	$5,195

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2019 (as restated)	—	$—	$—	$134,361	$—	$(11,103)	$123,258

Cumulative effect of change in accounting principle - revenue recognition (1)	—	—	—	291	—	—	291
Cumulative effect of change in accounting principle - equity securities (2)	—	—	—	(116)	—	116	—
Net income	—	—	—	5,198	—	—	5,198
Other comprehensive loss	—	—	—	—	—	(6,383)	(6,383)
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—	—	—	(13,644)	—	(13,644)
ESOP shares committed to be released (76,374 shares)	—	—	(28)	—	1,023	—	995
Balance as of June 30, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

CONSOLIDATED STATEMENTS OF CHANGES IN NET WORTH

(dollars in thousands)

		Accumulated
		Other	Total
	Retained	Comprehensive	Net
	Earnings	Loss	Worth

Balance as of July 1, 2018	$127,052	$(8,989)	$118,063

Net income	7,309	—	7,309
Other comprehensive loss	—	(2,114)	(2,114)

Balance as of June 30, 2019 (as restated)	$134,361	$(11,103)	$123,258

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended
	June 30,
	2020	2019
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$5,198	$7,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,906	2,814
Provision for loan losses	6,790	18,150
Net accretion on securities	(329)	(533)
ESOP compensation	995	—
Earnings on bank-owned life insurance	(548)	(119)
Proceeds from sale of loans	—	227
Net loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	28	583
Net loss on equity securities	125	—
Net gain on available for sale securities transactions	(138)	(6)
Deferred tax benefit	(3,492)	(63)
Decrease (increase) in accrued interest receivable	907	(520)
Increase in due to broker	7,758	—
Stock contribution to Pioneer Bank Charitable Foundation	5,196	—
Increase in other assets	(24,059)	(18,279)
Increase (decrease) in other liabilities	688	(3,434)
Net cash provided by operating activities	2,025	6,129

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	80,875	61,534
Proceeds from sales of securities available for sale	5,030	—
Purchases of securities available for sale	(74,610)	(68,381)
Proceeds from maturities and paydowns of securities held to maturity	3,763	5,252
Purchases of securities held to maturity	(6,712)	(3,828)
Net purchases of FHLBNY stock	(86)	(41)
Net increase in loans receivable	(117,311)	(70,887)
Purchases of premises and equipment	(1,703)	(2,284)
Proceeds from sale of premises and equipment, and other real estate owned	138	617
Proceeds from bank-owned life insurance death benefit	1,142	—
Net cash used in investing activities	(109,474)	(78,018)

Cash flows from financing activities:
Net (decrease) increase in deposits	(61,168)	181,056
Net increase in mortgagors’ escrow deposits	—	662
Issuance of common stock	109,055	—
Purchase of shares by the ESOP	(13,644)	—
Net cash provided by financing activities	34,243	181,718

Net (decrease) increase in cash and cash equivalents	(73,206)	109,829
Cash and cash equivalents at beginning of period	230,109	120,280
Cash and cash equivalents at end of period	$156,903	$230,109

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,714	$4,474
Income taxes	$1,800	$5,350
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$260	$274

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

1.        NATURE OF OPERATIONS

Nature of Operations

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

2.     RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

The Restatement results from a technical accounting correction to reflect the Mann Entities-related $15.8 million Loan Balances Impairment as a recognized (Type I) subsequent event in the quarter and fiscal year ended June 30, 2019, rather than as a disclosure only nonrecognized (Type II) subsequent event recognized in the quarter ended September 30, 2019, notwithstanding that the Company and the Bank did not start to become aware of the events causing the Impairment until the quarter ended September 30, 2019 (capitalized terms defined below).

On February 12, 2021, the Audit Committee of the Board of Directors of the Company, after consultation with management, determined that certain financial statements previously issued by the Company should be restated and no longer relied upon (the “Restatement”).  The following financial statements of the Company are impacted by the Restatement: (a) the audited consolidated financial statements for the fiscal years ended June 30, 2019 and June 30, 2020, as reported in the Company’s Annual Reports on Form 10-K for those years, and (b) the unaudited consolidated financial statements for the periods ended September 30, 2019, December 31, 2019, March 31, 2020, and September 30, 2020, as reported in the Company’s Quarterly Reports on Form 10-Q.

As previously disclosed, after the Company’s fiscal year ended June 30, 2019, but prior to December 10, 2019, the date the financial statements for that year were issued, the Company became aware of fraudulent activity associated with transactions by an established business customer of the Bank. The customer, Michael Mann, and various affiliated entities (collectively, the “Mann Entities”) had numerous general deposit corporate operating accounts and loans with the Bank.

As reflected in its Current Report on Form 8-K filed on September 11, 2019, the Company’s potential exposure with respect to the Mann Entities’ lending activity was approximately $15.8 million (the “Loan Balances”).  Subsequently, the Company learned that Mr. Mann had perpetrated a concealed fraud on the Bank and many other parties.  In the second quarter of fiscal 2020, the Company concluded that due to the impact of the potential fraudulent activity, the Loan Balances were impaired and, as a result, recorded a provision for loan losses in the amount of $15.8 million in the first quarter of fiscal 2020 related to the charge-off of the entire Loan Balances (the “Impairment”).

In July 2020, the Company received a comment letter from the staff of the Securities and Exchange Commission (the “SEC”) Division of Corporation Finance (the “Staff”) related to, among other matters, the classification of the Loan Balances Impairment as a disclosure only nonrecognized (Type II) subsequent event in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 (the “2019 Form 10-K”). The Company and the Staff engaged in several discussions regarding the Staff’s position, based on technical accounting precepts, that the Loan Balances should be deemed impaired as of June 30, 2019, and the Loan Balances Impairment should have been recognized by the Company in the quarter and fiscal year ended June 30, 2019 as a Type I subsequent event and not as a disclosure only nonrecognized (Type II) subsequent event. In its communications with the Staff, the Company described that its original determination that the Loan Balances Impairment was a Type II subsequent event in the Company’s 2019 Form 10-K recognized in the quarter ended September 30, 2019, was based on the unique circumstances of the event.

As a result of the Staff’s position, the Restatement reflects the Loan Balances Impairment in the quarter and fiscal year ended June 30, 2019 (as a recognized (Type I) subsequent event), rather than as a disclosure only nonrecognized (Type II) subsequent event recognized in the quarter ended September 30, 2019.  This technical accounting correction is not a result of any new facts coming to light after the filing of the 2019 Form 10-K.

The effects of the Restatement on the consolidated statement of condition as of June 30, 2019 are as follows (in thousands):

	June 30, 2019
	As Previously	Restatement
	Reported	Adjustments	As Restated
Consolidated Statement of Condition
Net loans receivable	$1,053,938	$(15,800)	$1,038,138
Other assets	22,062	4,093	26,155
Total assets	1,479,992	(11,707)	1,468,285
Total liabilities	1,345,027	—	1,345,027
Retained earnings	146,068	(11,707)	134,361
Total net worth	134,965	(11,707)	123,258
Total liabilities and net worth	1,479,992	(11,707)	1,468,285

The tables below show the effects of the Restatement on the consolidated statements of operations, consolidated statements of comprehensive income (loss) and consolidated statements of cash flows for the fiscal years ended June 30, 2020 and 2019 (in thousands, except for per share data).

	Year Ended June 30, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Consolidated Statement of Operations
Net interest income	$48,788	$—	$48,788
Provision for loan losses	22,590	(15,800)	6,790
Net interest income after provision for loan losses	26,198	15,800	41,998
Total noninterest income	15,682	—	15,682
Total noninterest expense	51,685	—	51,685
Income (loss) before income taxes	(9,805)	15,800	5,995
Income tax expense (benefit)	(3,296)	4,093	797
Net income (loss)	(6,509)	11,707	5,198
Earnings (loss) per common share:
Basic	$(0.26)	$0.47	$0.21
Diluted	$(0.26)	$0.47	$0.21

Consolidated Statement of Comprehensive Loss:
Net income (loss)	$(6,509)	$11,707	$5,198
Comprehensive loss	(12,892)	11,707	(1,185)

Consolidated Statement of Cash Flows:
Net income (loss)	$(6,509)	$11,707	$5,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	22,590	(15,800)	6,790
Increase in other assets	(28,152)	4,093	(24,059)

	Year Ended June 30, 2019
	As Previously	Restatement
	Reported	Adjustments	As Restated
Consolidated Statement of Operations
Net interest income	$49,679	$—	$49,679
Provision for loan losses	2,350	15,800	18,150
Net interest income after provision for loan losses	47,329	(15,800)	31,529
Total noninterest income	14,407	—	14,407
Total noninterest expense	37,890	—	37,890
Income before income taxes	23,846	(15,800)	8,046
Income tax expense	4,830	(4,093)	737
Net income	19,016	(11,707)	7,309

Consolidated Statement of Comprehensive Income:
Net income	$19,016	$(11,707)	$7,309
Comprehensive income	16,902	(11,707)	5,195

Consolidated Statement of Cash Flows:
Net income	$19,016	$(11,707)	$7,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,350	15,800	18,150
Increase in other assets	(14,186)	(4,093)	(18,279)

In addition to the above, various footnotes reflect the effects of these Restatements, including but not limited to, Note 6, Net Loans Receivable; Note 14, Income Taxes; and Note 22, Quarterly Financial Information (unaudited).

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Financial information for the periods before the Company’s mutual holding company reorganization and stock offering on July 17, 2019 are those of the Bank and its subsidiaries.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ substantially from those estimates. The allowance for loan losses, valuation of securities and other financial instruments, the funded status and expense of employee benefit plans, and the realizability of deferred tax assets are particularly subject to change.

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

Management has reviewed events occurring through the date the consolidated financial statements were issued and, when appropriate, recognized or disclosed in the consolidated financial statements or notes to the consolidated financial statements.  See Note 21 “Subsequent Events,” for additional information.

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

Adoption of Recent Accounting Pronouncements

On July 1, 2019, the Company adopted ASU 2014-09 amending guidance on “Revenue from Contracts with Customers (Topic 606)” and all subsequent ASU’s that modified Topic 606.  The objective of the ASU is to align the recognition of revenue with the transfer of promised goods or services provided to customers in an amount that reflects the consideration which the entity expects to be entitled in exchange for those goods or services.  This ASU replaces most existing revenue recognition guidance under GAAP.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income, the Company has identified revenue streams within the scope of the guidance, which include insurance revenues, wealth management services, service charges on deposits, interchange income, and gains (losses) from the transfer of other real estate owned.  The Company recorded a net increase to beginning retained earnings of $291,000 as of July 1, 2019 due to the cumulative impact of adopting Topic 606, primarily driven by the recognition of insurance commission income. Refer to Note 18 for additional disclosures required by Topic 606.

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

4.        COVID-19

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

5.        INVESTMENT SECURITIES

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

6.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2020	June 30, 2019
		(As Restated)
Commercial:
Real estate	$450,452	$414,375
Commercial and industrial	237,223	167,462
Construction	91,805	85,274
Total commercial	779,480	667,111
Residential mortgages	279,960	281,388
Home equity loans and lines	80,345	80,258
Consumer	30,860	21,482
	1,170,645	1,050,239
Net deferred loan costs	605	2,398
Allowance for loan losses	(22,851)	(14,499)
Net loans receivable	$1,148,399	$1,038,138

The following table presents the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Year Ended June 30, 2020
	(As Restated)
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations	4,811	1,143	489	347	6,790
Loans charged off	(5)	(19)	—	(162)	(186)
Recoveries on loans charged off (1)	1,707	—	1	40	1,748
Allowance for loan losses at end of period	$17,570	$3,484	$1,303	$494	$22,851

(1)	The year ended June 30, 2020 included a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities commercial loan relationships which was recognized in the third fiscal quarter of 2020.

	For the Year Ended June 30, 2019
	(As Restated)
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$10,414	$2,166	$770	$160	$13,510
Provisions charged to operations (1)	17,529	279	90	252	18,150
Loans charged off (1)	(16,886)	(85)	(47)	(179)	(17,197)
Recoveries on loans charged off	—	—	—	36	36
Allowance for loan losses at end of period	$11,057	$2,360	$813	$269	$14,499

(1)	The year ended June 30, 2019 included a provision for loan losses in the amount of $15.8 million related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities commercial loan relationships which were recognized in the fourth fiscal quarter of 2019.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	June 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$929	$—	$—	$—	$929
Related to loans collectively evaluated for impairment	16,641	3,484	1,303	494	21,922
Ending balance	$17,570	$3,484	$1,303	$494	$22,851

Loans:
Individually evaluated for impairment	$8,407	$—	$—	$—	$8,407
Loans collectively evaluated for impairment	771,073	279,960	80,345	30,860	1,162,238
Ending balance	$779,480	$279,960	$80,345	$30,860	$1,170,645

	June 30, 2019
	(As Restated)
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$426	$—	$—	$—	$426
Related to loans collectively evaluated for impairment	10,631	2,360	813	269	14,073
Ending balance	$11,057	$2,360	$813	$269	$14,499

Loans:
Individually evaluated for impairment	$8,067	$—	$—	$—	$8,067
Loans collectively evaluated for impairment	659,044	281,388	80,258	21,482	1,042,172
Ending balance	$667,111	$281,388	$80,258	$21,482	$1,050,239

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2020			June 30, 2020
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,417	$5,342	$—	$5,203	$265
Commercial and industrial	46	42	—	46	—
Construction	1,319	1,319	—	1,320	—
Subtotal	6,782	6,703	—	6,569	265
With an allowance recorded:
Commercial:
Real estate	233	221	25	234	—
Commercial and industrial	1,494	1,483	904	1,513	88
Subtotal	1,727	1,704	929	1,747	88
Total	$8,509	$8,407	$929	$8,316	$353

				For the Year Ended
	June 30, 2019			June 30, 2019
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,593	$5,376	$—	$5,608	$—
Commercial and industrial	59	48	—	59	—
Construction	1,377	1,377	—	1,106	—
Subtotal	7,029	6,801	—	6,773	—

With an allowance recorded:
Commercial:
Real estate	—	—	—	—	—
Commercial and industrial	1,266	1,266	426	1,293	95
Subtotal	1,266	1,266	426	1,293	95
Total	$8,295	$8,067	$426	$8,066	$95

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

The following table presents the aging of the recorded investment in loans by class of loans (dollars in thousands):

	June 30, 2020
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$23	$211	$2,270	$2,504	$447,948	$450,452
Commercial and industrial	—	26	1,551	1,577	235,646	237,223
Construction	—	—	1,319	1,319	90,486	91,805
Residential mortgages	2,666	1,272	3,505	7,443	272,517	279,960
Home equity loans and lines	1,217	1,259	1,383	3,859	76,486	80,345
Consumer	39	4	12	55	30,805	30,860
Total	$3,945	$2,772	$10,040	$16,757	$1,153,888	$1,170,645

	June 30, 2019
	(As Restated)
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$3	$—	$5,490	$5,493	$408,882	$414,375
Commercial and industrial	—	—	42	42	167,420	167,462
Construction	—	—	1,377	1,377	83,897	85,274
Residential mortgages	156	217	2,699	3,072	278,316	281,388
Home equity loans and lines	476	318	988	1,782	78,476	80,258
Consumer	5	—	19	24	21,458	21,482
Total	$640	$535	$10,615	$11,790	$1,038,449	$1,050,239

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

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$433,948	$106	$16,398	$—	$450,452
Commercial and industrial	222,777	6,393	8,000	53	237,223
Construction	89,869	—	1,936	—	91,805
	$746,594	$6,499	$26,334	$53	$779,480

	June 30, 2019
	(As Restated)
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$406,317	$2,440	$5,618	$—	$414,375
Commercial and industrial	163,299	226	3,937	—	167,462
Construction	83,897	—	1,377	—	85,274
	$653,513	$2,666	$10,932	$—	$667,111

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

7.       DERIVATIVES

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

8.       PREMISES AND EQUIPMENT

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

9.       GOODWILL AND OTHER INTANGIBLE ASSETS

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

10.       DEPOSITS

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

11.       BORROWINGS

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

12.     OTHER COMPREHENSIVE INCOME

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

13.     EMPLOYEE BENEFIT PLANS

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

14.     INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	For the Years Ended
	June 30,
	2020	2019
	(As Restated)	(As Restated)
Current tax expense	$4,289	$800
Deferred tax	(3,492)	(63)
Total income tax expense	$797	$737

Income tax expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	June 30,
	2020		2019
	(As Restated)		(As Restated)
	Amount	Rate	Amount	Rate
Income before tax at the federal tax rate	$1,259	21.0%	$1,690	21.0%
State expense, net of federal benefit	(227)	(3.8)%	(195)	(2.4)%
Federal tax rate change	—	—%	(580)	(7.2)%
Tax-exempt income	(141)	(2.4)%	(164)	(2.0)%
Bank-owned life insurance	(115)	(1.9)%	(25)	(0.3)%
Other, net	21	0.4%	11	0.1%
Total income tax expense	$797	13.3%	$737	9.2%

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

15.     COMMITMENTS AND CONTINGENT LIABILITIES

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

Potentially Fraudulent Activity

During the first fiscal quarter of 2020 (the quarter ending September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”) had numerous accounts with the Bank. The transactions in question related both to deposit and lending activity with the Mann Entities.

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. No additional charges to non-interest expense were recognized during the year ended June 30, 2020, related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. No additional charges to the provision for loan losses were recognized during the year ended June 30, 2020, related to the loan transactions with the Mann Entities.

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

16.     FAIR VALUE

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

	June 30, 2019
	(As Restated)
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$230,109	$230,109	$230,109	$—	$—
Securities available for sale	86,695	86,695	70,867	15,828	—
Securities held to maturity	3,873	3,887	—	3,887	—
Equity securities	8,658	8,658	5,588	3,070	—
FHLBNY stock	924	924	—	924	—
Net loans receivable	1,038,138	1,049,528	—	—	1,049,528
Accrued interest receivable	4,374	4,374	—	4,374	—
Derivative assets	13,462	13,462	—	13,462	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,200,753	$1,200,753	$—	$1,200,753	$—
Time deposits	130,565	130,680	—	130,680	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	17	17	—	17	—
Derivative liabilities	144	144	—	144	—

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

17.     REGULATORY CAPITAL

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

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank, are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of June 30, 2020

Tier 1 (leverage) capital	$175,424	11.53%	$60,868	4.00%	N/A	N/A	$76,085	5.00%
Risk-based capital
Common Tier 1	$175,424	15.33%	$51,503	4.50%	$80,115	7.00%	$74,393	6.50%
Tier 1	$175,424	15.33%	$68,670	6.00%	$97,283	8.50%	$91,561	8.00%
Total	$189,835	16.59%	$91,561	8.00%	$120,173	10.50%	$114,451	10.00%

As of June 30, 2019 (as restated)

Tier 1 (leverage) capital	$125,172	9.14%	$54,808	4.00%	N/A	N/A	$68,510	5.00%
Risk-based capital
Common Tier 1	$125,172	11.63%	$48,441	4.50%	$75,353	7.00%	$69,970	6.50%
Tier 1	$125,172	11.63%	$64,588	6.00%	$91,500	8.50%	$86,117	8.00%
Total	$138,923	12.91%	$86,117	8.00%	$113,029	10.50%	$107,647	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of June 30, 2020

Tier 1 (leverage) capital	$27,144	8.11%	$13,388	4.00%	N/A	N/A	$16,736	5.00%
Risk-based capital
Common Tier 1	$27,144	45.91%	$2,661	4.50%	$4,139	7.00%	$3,843	6.50%
Tier 1	$27,144	45.91%	$3,548	6.00%	$5,026	8.50%	$4,730	8.00%
Total	$27,144	45.91%	$4,730	8.00%	$6,209	10.50%	$5,913	10.00%

As of June 30, 2019

Tier 1 (leverage) capital	$24,502	7.64%	$12,826	4.00%	N/A	N/A	$16,032	5.00%
Risk-based capital
Common Tier 1	$24,502	42.25%	$2,610	4.50%	$4,059	7.00%	$3,769	6.50%
Tier 1	$24,502	42.25%	$3,480	6.00%	$4,929	8.50%	$4,639	8.00%
Total	$24,502	42.25%	$4,639	8.00%	$6,089	10.50%	$5,799	10.00%

18.     REVENUE RECOGNITION

On July 1, 2019, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 3 – “Adoption of Recent Accounting Pronouncements,” results for reporting periods beginning after July 1, 2019 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company recorded a net increase to beginning retained earnings of $291,000 as of July 1, 2019 due to the cumulative impact of adopting Topic 606, primarily driven by the recognition of insurance commission income.

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

19.     EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of June 30, 2020. Earnings per share data is not applicable for the year ended June 30, 2019 as the Company had no shares outstanding.

For the Year Ended
June 30, 2020
(As Restated)
(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$5,198

Average number of common shares outstanding	25,977,679
Less: Average unallocated ESOP shares	964,227
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,013,452

Earnings per common share:
Basic	$0.21
Diluted	$0.21

20.     CONDENSED FINANCIAL STATEMENTS OF PIONEER BANCORP, INC.

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

Pioneer Bancorp, Inc.
Condensed Statement of Operations
For the Year Ended June 30, 2020
(in thousands)
2020
(As Restated)
INCOME
Interest-earning assets	$682
Total income	682

OPERATING EXPENSES:
Contribution to Pioneer Bank Charitable Foundation	5,446
Other	81
Total operating expenses	5,527

Loss before tax benefit and equity in undistributed net loss of subsidiaries	(4,845)
Income tax (benefit)	(1,583)
Loss before equity in undistributed net loss of subsidiaries	(3,262)
Equity in undistributed net income of subsidiaries	8,460
Net income	$5,198

Pioneer Bancorp, Inc.
Condensed Statement of Cash Flow
For the Year Ended June 30, 2020
(in thousands)
2020
(As Restated)
Cash flow from operating activities:
Net income	$5,198

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed income of subsidiaries	(8,460)
Stock contribution to Pioneer Bank Charitable Foundation	5,196
Net increase in other assets	(1,952)
Net increase in other liabilities	36
Net cash provided by operating activities	18

Cash flow from investing activities:
Increase in loan receivable	(12,863)
Investment in subsidiary	(54,500)
Net cash used by investing activities	(67,363)

Cash flow from financing activities:
Issuance of common stock	109,055
Other	(29)
Net cash provided by financing activities	109,026
Net increase in cash and cash equivalents	41,681
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$41,681

21.     SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year, a party filed a complaint against the Company and the Bank.   On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Company, the Bank, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. See “Note 15 – Commitments and Contingent Liabilities” for additional information regarding legal proceedings.

22.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company has restated the quarterly periods of fiscal 2020, to reflect the effects of the Restatement described in Note 2. The following tables summarize the impacts of the Restatements on our previously reported consolidated statements of operations, consolidated statements of comprehensive loss and consolidated statement of cash flows included in our Quarterly Reports on Form 10-Q for each respective period (in thousands except for per share data).

	For the Three Months Ended September 30, 2019
	As Previously	Restatement
	Reported	Adjustments	As Restated
Consolidated Statement of Operations
Net interest income	$13,258	$—	$13,258
Provision for loan losses	16,370	(15,800)	570
Net interest income (loss) after provision for loan losses	(3,112)	15,800	12,688
Total noninterest income	3,969	—	3,969
Total noninterest expense	18,231	—	18,231
Income (loss) before income taxes	(17,374)	15,800	(1,574)
Income tax expense (benefit)	(4,690)	4,093	(597)
Net income (loss)	(12,684)	11,707	(977)
Earnings (loss) per common share:
Basic	$(0.51)	$0.47	$(0.04)
Diluted	$(0.51)	$0.47	$(0.04)

Consolidated Statement of Comprehensive Loss:
Net income (loss)	$(12,684)	$11,707	$(977)
Comprehensive income (loss)	(12,443)	11,707	(736)

Consolidated Statement of Cash Flows:
Net income (loss)	$(12,684)	$11,707	$(977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	16,370	(15,800)	570
Increase in other assets	(11,489)	4,093	(7,396)

	For the Six Months Ended December 31, 2019
	As Previously	Restatement
	Reported	Adjustments	As Restated
Consolidated Statement of Operations
Net interest income	$25,811	$—	$25,811
Provision for loan losses	17,890	(15,800)	2,090
Net interest income after provision for loan losses	7,921	15,800	23,721
Total noninterest income	9,375	—	9,375
Total noninterest expense	29,836	—	29,836
Income (loss) before income taxes	(12,540)	15,800	3,260
Income tax expense (benefit)	(3,706)	4,093	387
Net income (loss)	(8,834)	11,707	2,873
Earnings (loss) per common share:
Basic	$(0.35)	$0.47	$0.12
Diluted	$(0.35)	$0.47	$0.12

Consolidated Statement of Comprehensive Loss:
Net income (loss)	$(8,834)	$11,707	$2,873
Comprehensive income (loss)	(8,584)	11,707	3,123

Consolidated Statement of Cash Flows:
Net income (loss)	$(8,834)	$11,707	$2,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	17,890	(15,800)	2,090
Increase in other assets	(4,979)	4,093	(886)

	For the Nine Months Ended March 31, 2020
	As Previously	Restatement
	Reported	Adjustments	As Restated
Consolidated Statement of Operations
Net interest income	$37,865	$—	$37,865
Provision for loan losses	20,440	(15,800)	4,640
Net interest income after provision for loan losses	17,425	15,800	33,225
Total noninterest income	12,071	—	12,071
Total noninterest expense	40,976	—	40,976
Income (loss) before income taxes	(11,480)	15,800	4,320
Income tax expense (benefit)	(3,495)	4,093	598
Net income (loss)	(7,985)	11,707	3,722
Earnings (loss) per common share:
Basic	$(0.32)	$0.47	$0.15
Diluted	$(0.32)	$0.47	$0.15

Consolidated Statement of Comprehensive Loss:
Net income (loss)	$(7,985)	$11,707	$3,722
Comprehensive income (loss)	(8,208)	11,707	3,499

Consolidated Statement of Cash Flows:
Net income (loss)	$(7,985)	$11,707	$3,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	20,440	(15,800)	4,640
Increase in other assets	(28,850)	4,093	(24,757)

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the filing of the original Annual Report on Form 10-K in September 2020, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by the report, our disclosure controls and procedures were effective. Subsequent to the evaluation made in connection with the original Annual Report on Form 10-K in September 2020 and in connection with the preparation and filing of the Restatement and this Form 10-K/A, the principal executive officer and principal financial officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 at the reasonable assurance level due to the material weakness described below under “Management’s Report on Internal Control over Financial Reporting.”

Overview of Internal Control

Internal control helps entities achieve important objectives and sustain and improve performance. The COSO Framework (as defined below) enables organizations to effectively and efficiently develop systems of internal control that adapt to changing business and operating environments, mitigate risks at acceptable levels and support sound decision making and governance of organizations. The COSO Framework defines internal control as “a process, effected by an entity’s board of directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives relating to operations, reporting and compliance.” The COSO Framework provides three categories of objectives, which allow organizations to focus on differing aspects of internal control: (a) Operations Objectives, (b) Reporting Objectives and (c) Compliance Objectives.

As noted below in the “Management’s Report on Internal Control over Financial Reporting”, as a result of the Restatement, management was required to identify a technical accounting shortcoming in the Company’s internal control over financial reporting associated with review of significant loans that were both modified and identified as impaired subsequent to quarter end but prior to the financial statements being issued. Under applicable SEC accounting rules, this is also labeled a “material weakness.” To be clear, this relates solely to the Company’s internal control over financial reporting identified below and does not affect or relate to either the Company’s compliance with laws or regulations or the Company’s operations (e.g., credit underwriting, loan issuance, loan servicing, disclosure of information to contractual counterparties, deposit management, collection/retention of funds, account management, compliance with Anti-Money Laundering policies or any other operational policies). Under applicable SEC accounting rules, the mere existence of the Restatement gives rise to a shortcoming in the Company’s internal control over financial reporting, and it is being identified below solely due to the Restatement.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management evaluates the effectiveness of internal control over financial reporting and tests for reliability of recorded financial information through a program of ongoing internal audits. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation. Under applicable SEC accounting related rules, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

As a result of the Restatement of our consolidated financial statements including the years ended June 30, 2020 and 2019, and the unaudited quarterly financial information for each quarter in the year ended June 30, 2020, management has identified a technical accounting shortcoming in our in internal control over financial reporting associated with review of significant loans that were both modified and identified as impaired subsequent to a quarter end but prior to the financial statements being issued. Under applicable SEC accounting rules, this is also called a “material weakness.” Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant subsequent event loan modifications, including the determination of whether a modification results in a new loan.

As a result of the material weakness described above, management has concluded that, as of June 30, 2020, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Management’s Financial Reporting Remediation Initiatives

In order to remediate the material weakness, management has commenced the redesign of specific processes and controls associated with review of the financial reporting of significant subsequent event loan modifications, including a quarterly identification and review of significant loan modifications occurring subsequent to quarter end but prior to the financial statements being issued, to ensure that the relevant accounting implications are identified and considered.

Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.

Notwithstanding the existence of the material weakness as described above, we believe that the financial statements in this annual report present fairly, in all material respects, our consolidated statements of condition, statements of operations, statements of comprehensive income (loss), statements of cash flows and statements of shareholders’ equity as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Management’s Report on Internal Control over Financial Reporting,” there were no changes made in our internal controls during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All loans made by Pioneer Bank to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Pioneer Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.  Pioneer Bank is in compliance with federal regulations with respect to its loans and extensions of credit to executive officers and directors. The aggregate amount of Pioneer Bank’s outstanding loans to executive officers and directors was approximatively $6.5 million at June 30, 2020.  As of June 30, 2020, these loans were performing according to their original repayment terms.

Pursuant to the Policy and Procedures for Approval of Related Person Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of transactions in excess of $25,000 with directors, executive officers, and their family members, for the purpose of determining whether the transactions are within the Company’s policies and should be ratified and approved.  Additionally, pursuant to the Code of Business Conduct and Ethics, all executive officers and directors must disclose any personal or financial interest in any matter that comes before Pioneer Bancorp.

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

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K/A.

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

21**	Subsidiaries of Registrant
23.1**	Consent of Bonadio & Co., LLP
23.2*	Consent of Bonadio & Co., LLP
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amend, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amend, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.5*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amend, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.6*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amend, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

The following materials from the Company’s Annual Report on Form 10-K/A, formatted in XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity and Net Worth, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

+Indicates management contract, compensatory plan or arrangement of the Company.

*	Documents filed or furnished with this report.
**	Previously included with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission on September 28, 2020.
***	Previously included with the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended June 30, 2020, as filed with the Securities and Exchange Commission on October 28, 2020.

ITEM 16.Form 10-K/A Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER BANCORP, INC.

Date: February 22, 2021	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	February 22, 2021
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	February 22, 2021
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Madeline Taylor	Chairman of the Board	February 22, 2021
Madeline Taylor

/s/ Eileen Bagnoli	Director	February 22, 2021
Eileen Bagnoli

/s/ Donald E. Fane	Director	February 22, 2021
Donald E. Fane

/s/ Stacey Hengsterman	Director	February 22, 2021
Stacey Hengsterman

/s/ Shaun Mahoney	Director	February 22, 2021
Shaun Mahoney

/s/ Dr. James K. Reed	Director	February 22, 2021
Dr. James K. Reed

/s/ Edward Reinfurt	Director	February 22, 2021
Edward Reinfurt