Form 10-Q/A
period 2020-09-30
Pioneer Bancorp, Inc./MD
filed 2021-02-22
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

PIONEER BANCORP, INC.

EXPLANATORY NOTE

Pioneer Bancorp, Inc., a Maryland corporation (the “Company”) is filing this Amendment to our Quarterly Report on Form 10-Q for the period ended September 30, 2020 (the “Amended Report”), which was originally filed on  November 12, 2020 (the “Original Report” or “Quarterly Report on Form 10-Q”), to reflect a restatement of our consolidated financial statements.

Description of Restatement

As described in Note 2 to our consolidated financial statements in this Amended Report and as described in additional detail in the Explanatory Note to our Annual Report on Form 10-K/A (Amendment No. 2) for the year ended June 30, 2020 filed on February 22, 2021, the Restatement results from a technical accounting correction to reflect the Mann Entities-related $15.8 million Loan Balances Impairment as a recognized (Type I) subsequent event in the quarter and fiscal year ended June 30, 2019, rather than as a disclosure only nonrecognized (Type II) subsequent event recognized in the quarter ended September 30, 2019, notwithstanding that the Company and the Bank did not start to become aware of the events causing the Impairment until the quarter ended September 30, 2019 (capitalized terms defined below).

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

Items Amended in this Filing

For the reasons discussed above, we are filing this Amended Report in order to amend the following items in of our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amended Report:

●	Part I, Item 1. Consolidated Financial Statements (unaudited)
●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 4. Controls and Procedures
●	Part II, Item 1A. Risk Factors

Except as noted above, no other information in our Original Report is amended and is repeated herein solely for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to these filings.

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

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	September 30,
	2020	2019
		(As Restated)
Interest and dividend income:
Loans	$10,664	$13,150
Securities	330	622
Interest-earning deposits with banks and other	71	813
Total interest and dividend income	11,065	14,585

Interest expense:
Deposits	686	1,294
Borrowings and other	29	33
Total interest expense	715	1,327
Net interest income	10,350	13,258
Provision for loan losses	750	570
Net interest income after provision for loan losses	9,600	12,688

Noninterest income:
Bank fees and service charges	1,535	2,631
Insurance and wealth management services	1,353	1,354
Net gain (loss) on equity securities	584	(82)
Other	56	66
Total noninterest income	3,528	3,969

Noninterest expense:
Salaries and employee benefits	6,459	5,976
Net occupancy and equipment	1,606	1,424
Data processing	874	772
Advertising and marketing	127	204
FDIC insurance premiums	257	—
Contribution to Pioneer Bank Charitable Foundation	—	5,446
Fraudulent activity	—	2,500
Professional fees	1,015	495
Other	1,093	1,414
Total noninterest expense	11,431	18,231
Income (loss) before income taxes	1,697	(1,574)
Income tax expense (benefit)	303	(597)
Net income (loss)	$1,394	$(977)

Net earnings (loss) per common share:
Basic	$0.06	$(0.04)
Diluted	$0.06	$(0.04)

Weighted average shares outstanding - basic and diluted	25,042,092	24,984,812

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2020	2019
		(As Restated)
Net income (loss)	$1,394	$(977)

Other comprehensive (loss) income:
Unrealized gains/losses on securities:
Unrealized holding (losses) gains arising during the period	(99)	325
	(99)	325
Tax benefit	(27)	84
	(72)	241
Defined benefit plan:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
Tax effect	—	—
	—	—
Total other comprehensive (loss) income	(72)	241
Comprehensive income (loss)	$1,322	$(736)

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2019 (as restated)	—	$—	$—	$134,361	$—	$(11,103)	$123,258

Cumulative effect of change in accounting principle - revenue recognition (1)	—	—	—	291	—	—	291
Cumulative effect of change in accounting principle - equity securities (2)	—	—	—	(116)	—	116	—
Net loss	—	—	—	(977)	—	—	(977)
Other comprehensive income	—	—	—	—	—	241	241
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—		—	(13,644)	—	(13,644)
ESOP shares committed to be released (25,458 shares)	—	—	16	—	341	—	357
Balance as of September 30, 2019	25,977,679	$260	$114,007	$133,559	$(13,303)	$(10,746)	$223,777

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

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

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2020	2019
		(As Restated)
Cash flows from operating activities:
Net income (loss)	$1,394	$(977)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	713	706
Provision for loan losses	750	570
Net amortization (accretion) on securities	72	(129)
ESOP compensation	111	357
Earnings on bank-owned life insurance	(4)	(24)
Net (gain) loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	(16)	23
Net (gain) loss on equity securities	(584)	82
Deferred tax benefit	(172)	(371)
(Increase) decrease in accrued interest receivable	(651)	54
Stock contribution to Pioneer Bank Charitable Foundation	—	5,196
Decrease (increase) in other assets	2,826	(7,396)
(Decrease) increase in other liabilities	(6,459)	994
Net cash used in operating activities	(2,020)	(915)

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	20,037	15,988
Purchases of securities available for sale	(26,201)	(14,982)
Proceeds from maturities and paydowns of securities held to maturity	1,521	1,599
Purchases of securities held to maturity	(5,338)	(1,688)
Net decrease (increase) in loans receivable	9,554	(16,446)
Purchases of premises and equipment	(44)	(546)
Proceeds from sale of premises and equipment, and other real estate owned	115	90
Net cash used in investing activities	(356)	(15,985)

Cash flows from financing activities:
Net increase (decrease) in deposits	111,041	(116,558)
Net decrease in mortgagors’ escrow deposits	(3,410)	(3,292)
Issuance of common stock	—	109,055
Purchase of shares by the ESOP	—	(13,644)
Net cash provided by (used in) financing activities	107,631	(24,439)

Net increase (decrease) in cash and cash equivalents	105,255	(41,339)
Cash and cash equivalents at beginning of period	156,903	230,109
Cash and cash equivalents at end of period	$262,158	$188,770

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$726	$1,318
Income taxes	$—	$1,800

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

1.NATURE OF OPERATIONS

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

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K, as amended, for the year ended June 30, 2020.

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

2.RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

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

As previously disclosed, after the Company’s fiscal year ended June 30, 2019, but prior to December 10, 2019, the date the financial statements for that year were issued, the Company became aware of fraudulent activity associated with transactions by an established business customer of the Bank, a subsidiary of the Company.  The customer, Michael Mann, and various affiliated entities (collectively, the “Mann Entities”) had numerous general deposit corporate operating accounts and loans with the Bank.

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

The table below shows the effects of the Restatement on the Company’s consolidated statement of operations, consolidated statement of comprehensive loss and consolidated statement of cash flows for the quarter ended September 30, 2019 (in thousands, except for per share data).

	For the Three Months Ended September 30, 2019
	As Previously	Restatement
	Reported	Adjustments	As Restated
Consolidated Statement of Operations
Net interest income	$13,258	$—	$13,258
Provision for loan losses	16,370	(15,800)	570
Net interest income (loss) after provision for loan losses	(3,112)	15,800	12,688
Total noninterest income	3,969	—	3,969
Total noninterest expense	18,231	—	18,231
Loss before income taxes	(17,374)	15,800	(1,574)
Income tax benefit	(4,690)	4,093	(597)
Net loss	(12,684)	11,707	(977)
Loss per common share:
Basic	$(0.51)	$0.47	$(0.04)
Diluted	$(0.51)	$0.47	$(0.04)

Consolidated Statement of Comprehensive Loss:
Net loss	$(12,684)	$11,707	$(977)
Comprehensive loss	(12,443)	11,707	(736)

Consolidated Statement of Cash Flows:
Net loss	$(12,684)	$11,707	$(977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	16,370	(15,800)	570
Increase in other assets	(11,489)	4,093	(7,396)

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4.COVID-19 PANDEMIC

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

5.INVESTMENT SECURITIES

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

6.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2020	June 30, 2020
Commercial:
Real estate	$443,295	$450,452
Commercial and industrial	221,808	237,223
Construction	105,249	91,805
Total commercial	770,352	779,480
Residential mortgages	281,697	279,960
Home equity loans and lines	78,925	80,345
Consumer	29,787	30,860
	1,160,761	1,170,645
Net deferred loan costs	944	605
Allowance for loan losses	(23,610)	(22,851)
Net loans receivable	$1,138,095	$1,148,399

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,570	$3,484	$1,303	$494	$22,851
Provisions charged to operations	730	(8)	10	18	750
Loans charged off	—	—	—	(26)	(26)
Recoveries on loans charged off	34	—	—	1	35
Allowance for loan losses at end of period	$18,334	$3,476	$1,313	$487	$23,610

	For the Three Months Ended September 30, 2019
	(As Restated)
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations	355	38	36	141	570
Loans charged off	(4)	(19)	—	(57)	(80)
Recoveries on loans charged off	—	—	1	9	10
Allowance for loan losses at end of period	$11,408	$2,379	$850	$362	$14,999

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

7.DERIVATIVES

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

8.OTHER COMPREHENSIVE INCOME (LOSS)

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

9.EMPLOYEE BENEFIT PLANS

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

10.COMMITMENTS AND CONTINGENT LIABILITIES

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

12.REVENUE RECOGNITION

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

13.EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of September 30, 2020 or September 30, 2019.

	For the Three Months Ended September 30,
	2020	2019
		(As Restated)
	(Dollars in thousands, except share and per share amounts)
Net income (loss) applicable to common stock	$1,394	$(977)

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	935,587	992,867
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,042,092	24,984,812

Net earnings (loss) per common share:
Basic	$0.06	$(0.04)
Diluted	$0.06	$(0.04)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q/A, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K, as amended, for the fiscal year ended June 30, 2020, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q/A to reflect future events or developments.

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

Restatement of the Consolidated Financial Statements

As discussed in the Explanatory Note to this Amended Report and in Item 1, “Consolidated Financial Statements-unaudited – Notes to the Consolidated Financial Statements – Note 2 – Restatement of the Consolidated Financial Statements,” this Amended Report reflects Restatements of our previously filed consolidated financial statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these Restatements.

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

	For the Three Months Ended September 30,
	2020			2019
				(As Restated)
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,139,976	$10,664	3.76%	$1,047,001	$13,150	5.08%
Securities	92,459	330	1.42%	99,255	622	2.51%
Interest-earning deposits and other	149,551	71	0.19%	126,132	813	2.58%
Total interest-earning assets	1,381,986	11,065	3.21%	1,272,388	14,585	4.63%
Non-interest-earning assets	152,997			144,224
Total assets	$1,534,983			$1,416,612

Interest-bearing liabilities:
Demand deposits	$121,712	$41	0.13%	$122,897	$90	0.29%
Savings deposits	260,849	34	0.05%	242,965	32	0.05%
Money market deposits	342,694	196	0.23%	353,877	598	0.67%
Certificates of deposit	111,708	415	1.48%	129,872	574	1.77%
Total interest-bearing deposits	836,963	686	0.33%	849,611	1,294	0.62%
Borrowings and other	5,554	29	2.09%	5,691	33	2.32%
Total interest-bearing liabilities	842,517	715	0.34%	855,302	1,327	0.62%
Non-interest-bearing deposits	446,168			344,233
Other non-interest-bearing liabilities	22,604			12,873
Total liabilities	1,311,289			1,212,408
Total shareholders' equity	223,694			204,204
Total liabilities and shareholders' equity	$1,534,983			$1,416,612
Net interest income		$10,350			$13,258
Net interest rate spread (1)			2.87%			4.01%
Net interest-earning assets (2)	$539,469			$417,086
Net interest margin (3)			3.00%			4.20%
Average interest-earning assets to interest-bearing liabilities	164.03%			148.76%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,
	2020 vs. 2019
	(As Restated)
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,122	$(3,608)	$(2,486)
Securities	(40)	(252)	(292)
Interest-earning deposits and other	128	(870)	(742)
Total interest-earning assets	1,210	(4,730)	(3,520)

Interest-bearing liabilities:
Demand deposits	(1)	(48)	(49)
Savings deposits	2	—	2
Money market deposits	(18)	(384)	(402)
Certificates of deposit	(74)	(85)	(159)
Total interest-bearing deposits	(91)	(517)	(608)
Borrowings and other	(1)	(3)	(4)
Total interest-bearing liabilities	(92)	(520)	(612)
Change in net interest income	$1,302	$(4,210)	$(2,908)

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

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

General.  Net income increased by $2.4 million to $1.4 million in net income for the three months ended September 30, 2020 from $977,000 in net loss for the three months ended September 30, 2019.  The increase was primarily due to a $6.8 million decrease in non-interest expense, partially offset by a $2.9 million decrease in net interest income and a $900,000 increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $3.5 million, or 24.1%, to $11.1 million for the three months ended September 30, 2020, from $14.6 million for the three months ended September 30, 2019 primarily due to decreases in interest income on loans, securities and interest-earning deposits. The decrease reflected a 142 basis points decrease in the average yield on interest-earning assets to 3.21% for the three months ended September 30, 2020, from 4.63% for the three months ended September 30, 2019, partially offset by a $109.6 million increase in the average balance of interest-earning assets.

Interest income on loans decreased $2.5 million, or 18.9%, to $10.7 million for the three months ended September 30, 2020 from $13.2 million for the three months ended September 30, 2019. Interest income on loans decreased primarily due to a 132 basis points decrease in the average yield on loans to 3.76% for the three months ended September 30, 2020 from 5.08% for the three months ended September 30, 2019, offset by a $93.0 million increase in the average balance of loans to $1.14 billion for the three months ended September 30, 2020 from $1.05 billion for the three months ended September 30, 2019. The decrease in the average yield on loans was primarily due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve to reduce short-term interest rates and the origination of PPP loans which have a 1.0% interest rate. The increase in the average balance of loans was due to the Company’s PPP loan originations, as well as, our continued effort to increase our commercial loan portfolio.

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

Net Interest Income.  Net interest income decreased $2.9 million, or 21.9%, to $10.4 million for the three months ended September 30, 2020 compared to $13.3 million for the three months ended September 30, 2019.  The decrease reflected a 114 basis points decrease in the net interest rate spread to 2.87% for the three months ended September 30, 2020 from 4.01% for the three months ended September 30, 2019, partially offset by a $122.4 million increase in the average balance of net interest-earning assets to $539.5 million for the three months ended September 30, 2020 from $417.1 million for the three months ended September 30, 2019.  The net interest margin decreased 120 basis points to 3.00% for the three months ended September 30, 2020 from 4.20% for the three months ended September 30, 2019, due to the sharp decrease in interest rates in response to the economic downturn caused by the COVID-19 pandemic.

Provision for Loan Losses.  We recorded a provision for loan losses of $750,000 for the three months ended September 30, 2020 compared to $570,000 for the three months ended September 30, 2019. The provision of $750,000 recorded for the three months ended September 30, 2020 is lower than the amounts recorded in the prior two quarters (the third and fourth fiscal quarters of 2020), and the change was primarily due to stabilization in economic conditions related to the economic downturn caused by the COVID-19 pandemic. However, as the ultimate effect the COVID-19 pandemic will have on the Company’s loan losses is still unknown and highly uncertain, the decrease in the provision for the first fiscal quarter of 2021 from the prior two quarters should not be interpreted as a trend or utilized to forecast the provision in future quarters. Net charge-offs decreased to $9,000 for the three months ended September 30, 2020, compared to $70,000 for the three months ended September 30, 2019. Non-performing assets increased to $14.8 million, or 0.91% of total assets, at September 30, 2020, compared to $14.1 million, or 0.97% of total assets, at September 30, 2019. The allowance for loan losses was $23.6 million, or 2.03% of total loans outstanding, at September 30, 2020 and $15.0 million, or 1.41% of net loans outstanding, at September 30, 2019.

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

Income Tax Expense (Benefit). Income tax expense increased $900,000 to $303,000 for the three months ended September 30, 2020 from a $597,000 benefit for the three months ended September 30, 2019. The income tax expense was due to our $1.7 million in income before taxes.  The income tax benefit for the three months ended September 30, 2019 was due to our $1.6 million loss before income taxes, which included the tax benefit related to our $5.4 million contribution to the Pioneer Bank Charitable Foundation. Our effective tax rate was 17.9% for the three months ended September 30, 2020 compared to (37.9%) for the three months ended September 30, 2019.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Three Months Ended September 30,
	2020		2019
			(As Restated)
	(Dollars in thousands)
Allowance at beginning of period	$22,851		$14,499
Provision for loan losses	750		570

Charge offs:
Commercial real estate	—		—
Commercial and industrial	—		4
Commercial construction	—		—
One- to four-family residential real estate	—		19
Home equity loans and lines of credit	—		—
Consumer	26		57
Total charge-offs	26		80

Recoveries:
Commercial real estate	—		—
Commercial and industrial	34		—
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	—		—
Consumer	1		10
Total recoveries	35		10

Net (recoveries) charge-offs	(9)		70

Allowance at end of period	$23,610		$14,999

Allowance to non-performing loans	161.41%		106.80%
Allowance to total loans outstanding at the end of the period	2.03%		1.41%
Net charge-offs to average loans outstanding during the period	0.00	%(1)	0.03	%(1)

(1)	Annualized.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our financial reporting disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, solely as a result of the material weakness in internal control over financial reporting described below, which continued to exist as of September 30, 2020, our disclosure controls and procedures were not effective as of September 30, 2020.

Previously Disclosed Material Weakness

The Company disclosed in Item 9A - Controls and Procedures in its Annual Report on Form 10-K/A (“Item 9A”) for the year ended June 30, 2020, that it had identified a technical accounting shortcoming in its internal control over financial reporting associated with review of significant loans that were both modified and identified as impaired subsequent to quarter end but prior to the financial statements being issued. Under SEC accounting rules, this is also labeled a “material weakness.” Specifically, the Company did not design and maintain effective internal control over the assessment of the accounting for significant subsequent event loan modifications, including the determination of whether a modification results in a new loan. To be clear, this relates solely to the Company’s internal control over financial reporting in Item 9A and does not affect or relate to either the Company’s compliance with laws or regulations or the Company’s operations (e.g., credit underwriting, loan issuance, loan servicing, disclosure of information to contractual counterparties, deposit management, collection/retention of funds, account management, compliance with Anti-Money Laundering policies or any other operational policies).

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management is assessing the effect of the Restatement on the Company’s internal control over financial reporting and its disclosure controls and procedures, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q/A.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer*
31.3	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.4	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer*
32.2	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q/A for the three months ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

*	Previously included with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, as filed with the Securities and Exchange Commission on November 12, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

February 22, 2021	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

February 22, 2021	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer