Form 10-Q
period 2020-12-31
Pioneer Bancorp, Inc./MD
filed 2021-02-22
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 19, 2021, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2020	2020
Assets
Cash and due from banks	$34,477	$21,188
Federal funds sold	2,190	1,382
Interest-earning deposits with banks	159,338	134,333
Cash and cash equivalents	196,005	156,903

Securities available for sale, at fair value	130,440	75,768
Securities held to maturity (fair value of $11,631 at December 31, 2020; and $6,917 at June 30, 2020)	11,575	6,822
Equity securities, at fair value	2,472	8,533
Federal Home Loan Bank of New York stock	1,010	1,010
Net loans receivable	1,111,477	1,148,399
Accrued interest receivable	4,152	3,467
Premises and equipment, net	39,739	40,863
Bank-owned life insurance	17,237	17,240
Goodwill	7,292	7,292
Other intangible assets, net	2,000	2,159
Other assets	50,752	57,956
Total assets	$1,574,151	$1,526,412

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$465,138	$437,536
Interest bearing deposits	857,613	832,614
Total deposits	1,322,751	1,270,150
Mortgagors’ escrow deposits	4,819	6,044
Other liabilities	19,173	26,252
Total liabilities	1,346,743	1,302,446

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2020 and June 30, 2020)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of December 31, 2020 and June 30, 2020)	260	260
Additional paid in capital	113,861	113,963
Retained earnings	143,023	139,734
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(12,280)	(12,621)
Accumulated other comprehensive loss	(17,456)	(17,370)
Total shareholders' equity	227,408	223,966
Total liabilities and shareholders' equity	$1,574,151	$1,526,412

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
				(As Restated)
Interest and dividend income:
Loans	$10,896	$12,691	$21,560	$25,841
Securities	279	574	610	1,196
Interest-earning deposits with banks and other	63	565	134	1,378
Total interest and dividend income	11,238	13,830	22,304	28,415

Interest expense:
Deposits	541	1,255	1,227	2,549
Borrowings and other	18	22	47	55
Total interest expense	559	1,277	1,274	2,604
Net interest income	10,679	12,553	21,030	25,811
Provision for loan losses	1,550	1,520	2,300	2,090
Net interest income after provision for loan losses	9,129	11,033	18,730	23,721

Noninterest income:
Bank fees and service charges	1,728	2,382	3,263	5,013
Insurance and wealth management services	1,878	2,071	3,232	3,425
Net gain on equity securities	831	364	1,415	282
Net gain on securities transactions	—	51	—	51
Bank-owned life insurance	(7)	503	(4)	527
Other	293	142	344	77
Total noninterest income	4,723	5,513	8,250	9,375

Noninterest expense:
Salaries and employee benefits	6,422	6,576	12,882	12,551
Net occupancy and equipment	1,563	1,615	3,169	3,038
Data processing	895	772	1,769	1,544
Advertising and marketing	199	185	325	389
FDIC insurance premiums	224	(125)	481	(128)
Contribution to Pioneer Bank Charitable Foundation	—	—	—	5,446
Fraudulent activity	—	—	—	2,500
Professional fees	928	1,403	1,944	1,898
Other	1,172	1,285	2,264	2,598
Total noninterest expense	11,403	11,711	22,834	29,836
Income before income taxes	2,449	4,835	4,146	3,260
Income tax expense	554	985	857	387
Net income	$1,895	$3,850	$3,289	$2,873

Net earnings per common share:
Basic	$0.08	$0.15	$0.13	$0.12
Diluted	$0.08	$0.15	$0.13	$0.12

Weighted average shares outstanding - basic and diluted	25,054,821	24,997,541	25,048,457	24,984,812

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
				(As Restated)
Net income	$1,895	$3,850	$3,289	$2,873

Other comprehensive (loss) income:
Unrealized gains/losses on securities:
Unrealized holding (losses) gains arising during the period	(19)	64	(116)	389
Reclassification adjustment for gains included in net income	—	(51)	—	(51)
	(19)	13	(116)	338
Tax (benefit) expense	(5)	4	(30)	88
	(14)	9	(86)	250
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—	—	—
	—	—	—	—
Tax effect	—	—	—	—
	—	—	—	—
Total other comprehensive (loss) income	(14)	9	(86)	250
Comprehensive income	$1,881	$3,859	$3,203	$3,123

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2019 (as restated)	—	$—	$—	$134,361	$—	$(11,103)	$123,258

Cumulative effect of change in accounting principle - revenue recognition (1)	—	—	—	291	—	—	291
Cumulative effect of change in accounting principle - equity securities (2)	—	—	—	(116)	—	116	—
Net loss	—	—	—	(977)	—	—	(977)
Other comprehensive income	—	—	—	—	—	241	241
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—		—	(13,644)	—	(13,644)
ESOP shares committed to be released (25,458 shares)	—	—	16	—	341	—	357
Balance as of September 30, 2019	25,977,679	$260	$114,007	$133,559	$(13,303)	$(10,746)	$223,777

Net income	—	—	—	3,850	—	—	3,850
Other comprehensive income	—	—	—	—	—	9	9
ESOP shares committed to be released (25,458 shares)	—	—	5	—	341	—	346
Balance as of December 31, 2019	25,977,679	$260	$114,012	$137,409	$(12,962)	$(10,737)	$227,982

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966

Net income	—	—	—	1,394	—	—	1,394
Other comprehensive loss	—	—	—	—	—	(72)	(72)
ESOP shares committed to be released (12,729 shares)	—	—	(60)	—	171	—	111
Balance as of September 30, 2020	25,977,679	$260	$113,903	$141,128	$(12,450)	$(17,442)	$225,399

Net income	—	—	—	1,895	—	—	1,895
Other comprehensive loss	—	—	—	—	—	(14)	(14)
ESOP shares committed to be released (12,729 shares)	—	—	(42)	—	170	—	128
Balance as of December 31, 2020	25,977,679	$260	$113,861	$143,023	$(12,280)	$(17,456)	$227,408

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended
	December 31,
	2020	2019
		(As Restated)
Cash flows from operating activities:
Net income	$3,289	$2,873
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,434	1,452
Provision for loan losses	2,300	2,090
Net amortization (accretion) on securities	267	(229)
ESOP compensation	239	703
Loss (earnings) on bank-owned life insurance	4	(527)
Net gain on sale of loans	(27)	—
Proceeds from sale of loans	317	—
Net (gain) loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	(16)	21
Net gain on equity securities	(1,415)	(282)
Net gain on available for sale securities transactions	—	(51)
Deferred tax benefit	(101)	(612)
(Increase) decrease in accrued interest receivable	(685)	122
Stock contribution to Pioneer Bank Charitable Foundation	—	5,196
Decrease (increase) in other assets	7,236	(886)
(Decrease) increase in other liabilities	(7,078)	1,108
Net cash from operating activities	5,764	10,978

Cash flows used in investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	32,091	37,256
Purchases of securities available for sale	(87,146)	(32,887)
Proceeds from maturities and paydowns of securities held to maturity	3,330	3,208
Purchases of securities held to maturity	(8,083)	(3,496)
Proceeds from sale of equity securities	7,474	—
Net purchases of FHLBNY stock	—	(450)
Net decrease (increase) in loans receivable	34,332	(43,106)
Purchases of premises and equipment	(151)	(1,100)
Proceeds from sale of premises and equipment, and other real estate owned	115	138
Proceeds from bank-owned life insurance death benefit	—	1,142
Net cash used in investing activities	(18,038)	(39,295)

Cash flows from financing activities:
Net increase (decrease) in deposits	52,601	(191,457)
Net decrease in mortgagors’ escrow deposits	(1,225)	(861)
Net increase in borrowings from FHLBNY	—	10,000
Issuance of common stock	—	109,055
Purchase of shares by the ESOP	—	(13,644)
Net cash provided by (used in) financing activities	51,376	(86,907)

Net increase (decrease) in cash and cash equivalents	39,102	(115,224)
Cash and cash equivalents at beginning of period	156,903	230,109
Cash and cash equivalents at end of period	$196,005	$114,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,285	$2,587
Income taxes	$500	$1,800
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$—	$99

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The interim financial data as of December 31, 2020 and for the three and six months ended December 31, 2020 and 2019, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2021 or any other period.

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

The table below shows the effects of the Restatement on the Company’s consolidated statement of operations, consolidated statement of comprehensive loss and consolidated statement of cash flows for the six months ended December 31, 2019 (in thousands, except for per share data).

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

Consolidated Statement of Comprehensive Income (Loss):
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

Correction of an Immaterial Error

During the fourth fiscal quarter of 2020, the Company recorded an out-of-period adjustment that effected the Consolidated Statements of Condition, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income.  The adjustment related to an error in the adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and measurement of financial assets and financial liabilities, for three legacy preferred stock holdings in the Company’s investment securities portfolio.

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

Impact of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02 to its guidance on “Leases (Topic 842)”. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for the Company for the fiscal year beginning July 1, 2021. Early adoption is permitted. The adoption of this ASU will result in a gross up of the Consolidated Statements of Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. In June 2020, the FASB issued No. ASU 2020-05, Coronavirus Disease 2019 (“COVID-19”) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective. The Company plans to defer the adoption of the amendments in ASU 2016-02 to the fiscal year beginning July 1, 2022. The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The Company is performing its accounting analysis of its branch building and other leases underlying contracts. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

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

In August 2018, the FASB has issued ASU  2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, that applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Disclosure requirements, including but not limited to, the following were removed from Subtopic 715-20:  the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year;  the amount and timing of plan assets expected to be returned to the employer and  for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715-20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2021. Early adoption is permitted for all entities. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations or financial position.

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

4.COVID-19 PANDEMIC

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the novel coronavirus, identified as Coronavirus Disease 2019 (“COVID-19”), occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic in March 2020.  In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, restrictions on business operations, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. As of December 31, 2020, some of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences of the pandemic have resulted in significant adverse effects for the Company and its customers. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

In response to the pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the FASB, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has worked with its customers affected by COVID-19 and accommodated a significant amount of modifications across its loan portfolios. To the extent that such modifications meet the criteria previously described, such modifications are not classified as troubled debt restructurings. Recent legislation extended the time period for which such modifications will not be considered troubled debt restructurings to the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency.

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

5.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$107,246	$69	$—	$107,315
Municipal obligations	22,295	10	—	22,305
Other debt securities	500	365	(45)	820
Total available for sale securities	$130,041	$444	$(45)	$130,440

Securities held to maturity:
Municipal obligations	$4,575	$77	$—	$4,652
Corporate debt securities	7,000	—	(21)	6,979
Total held to maturity securities	$11,575	$77	$(21)	$11,631

Equity securities:
Common stock	$1,463	$1,077	$(68)	$2,472
Total equity securities	$1,463	$1,077	$(68)	$2,472

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$61,299	$215	$(3)	$61,511
Municipal obligations	13,381	6	(2)	13,385
Other debt securities	573	347	(48)	872
Total available for sale securities	$75,253	$568	$(53)	$75,768

Securities held to maturity:
Municipal obligations	$4,822	$95	$—	$4,917
Corporate debt securities	2,000	—	—	2,000
Total held to maturity securities	$6,822	$95	$—	$6,917

Equity securities:
Preferred stock	$6,007	$29	$(980)	$5,056
Common stock	2,807	1,204	(534)	3,477
Total equity securities	$8,814	$1,233	$(1,514)	$8,533

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations (1)	$10,195	$—	$—	$—	$10,195	$—
Other debt securities	50	(1)	170	(44)	220	(45)
	$10,245	$(1)	$170	$(44)	$10,415	$(45)

Securities held to maturity:
Corporate debt securities	$6,979	$(21)	$—	$—	$6,979	$(21)
	$6,979	$(21)	$—	$—	$6,979	$(21)

(1)	Unrealized losses on these securities are less than $500.

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$10,195	$(3)	$—	$—	$10,195	$(3)
Municipal obligations	3,609	(2)	—	—	3,609	(2)
Other debt securities	59	(2)	143	(46)	202	(48)
	$13,863	$(7)	$143	$(46)	$14,006	$(53)

At December 31, 2020, there were 52 securities with unrealized losses. Unrealized losses on U.S Government and agency, municipal debt and corporate debt securities, are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

At December 31, 2020, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, included in other debt securities, which were rated less than investment grade for impairment, resulting in no additional impairment charges during the three or six months ended December 31, 2020. At December 31, 2020, 55 securities with an amortized cost of $0.4 million and remaining par value of $1.7 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2020	$1,214

Reductions for amounts realized for securities transactions	—

Balance, December 31, 2020	$1,214

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	December 31, 2020
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$63,609	$63,648
Due after one to five years	65,932	65,972
Other debt securities	500	820
	$130,041	$130,440

Securities held to maturity:
Due in one year or less	$3,449	$3,526
Due after one to five years	1,126	1,126
Due after five to ten years	7,000	6,979
	$11,575	$11,631

There were no sales of securities available for sale for the three and six months ended December 31, 2020 and 2019.

There were no sales of securities held to maturity for the three and six months ended December 31, 2020 and 2019.

During the three and six months ended December 31, 2020, the Company received $7.5 million in proceeds from the sale of equity securities.

At December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of December 31, 2020, and June 30, 2020, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $127.5 million and $65.0 million, respectively.

6.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	December 31, 2020	June 30, 2020
Commercial:
Real estate	$452,468	$450,452
Commercial and industrial	192,393	237,223
Construction	94,817	91,805
Total commercial	739,678	779,480
Residential mortgages	287,176	279,960
Home equity loans and lines	77,068	80,345
Consumer	29,222	30,860
	1,133,144	1,170,645
Net deferred loan costs	1,726	605
Allowance for loan losses	(23,393)	(22,851)
Net loans receivable	$1,111,477	$1,148,399

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended December 31, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,334	$3,475	$1,313	$487	$23,609
Provisions charged to operations	1,272	177	25	76	1,550
Loans charged off	(1,558)	(108)	(51)	(84)	(1,801)
Recoveries on loans charged off	26	—	—	9	35
Allowance for loan losses at end of period	$18,074	$3,544	$1,287	$488	$23,393

	For the Three Months Ended December 31, 2019
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,408	$2,379	$850	$362	$14,999
Provisions charged to operations	1,353	73	18	76	1,520
Loans charged off	(1)	—	—	(33)	(34)
Recoveries on loans charged off	—	—	—	8	8
Allowance for loan losses at end of period	$12,760	$2,452	$868	$413	$16,493

	For the Six Months Ended December 31, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,570	$3,484	$1,303	$494	$22,851
Provisions charged to operations	2,003	168	35	94	2,300
Loans charged off	(1,558)	(108)	(51)	(110)	(1,827)
Recoveries on loans charged off	59	—	—	10	69
Allowance for loan losses at end of period	$18,074	$3,544	$1,287	$488	$23,393

	For the Six Months Ended December 31, 2019
	(As Restated)
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations	1,708	111	54	217	2,090
Loans charged off	(5)	(19)	—	(90)	(114)
Recoveries on loans charged off	—	—	1	17	18
Allowance for loan losses at end of period	$12,760	$2,452	$868	$413	$16,493

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	December 31, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$1,679	$—	$—	$—	$1,679
Related to loans collectively evaluated for impairment	16,395	3,544	$1,287	$488	21,714
Ending balance	$18,074	$3,544	$1,287	$488	$23,393

Loans:
Individually evaluated for impairment	$8,260	$—	$—	$—	$8,260
Loans collectively evaluated for impairment	731,418	287,176	77,068	29,222	1,124,884
Ending balance	$739,678	$287,176	$77,068	$29,222	$1,133,144

	June 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$929	$—	$—	$—	$929
Related to loans collectively evaluated for impairment	16,641	3,484	1,303	494	21,922
Ending balance	$17,570	$3,484	$1,303	$494	$22,851

Loans:
Individually evaluated for impairment	$8,407	$—	$—	$—	$8,407
Loans collectively evaluated for impairment	771,073	279,960	80,345	30,860	1,162,238
Ending balance	$779,480	$279,960	$80,345	$30,860	$1,170,645

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Six Months Ended
	December 31, 2020			December 31, 2020
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,387	$5,271	$—	$5,387	$50
Commercial and industrial	46	42	—	46	—
Construction	—	—	—	—	—
Subtotal	5,433	5,313	—	5,433	50
With an allowance recorded:
Commercial:
Real estate	235	209	13	235	—
Commercial and industrial	1,434	1,419	836	1,434	35
Construction	1,319	1,319	830	1,319	—
Subtotal	2,988	2,947	1,679	2,988	35
Total	$8,421	$8,260	$1,679	$8,421	$85

				For the Year Ended
	June 30, 2020			June 30, 2020
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,417	$5,342	$—	$5,203	$265
Commercial and industrial	46	42	—	46	—
Construction	1,319	1,319	—	1,320	—
Subtotal	6,782	6,703	—	6,569	265

With an allowance recorded:
Commercial:
Real estate	233	221	25	234	—
Commercial and industrial	1,494	1,483	904	1,513	88
Subtotal	1,727	1,704	929	1,747	88
Total	$8,509	$8,407	$929	$8,316	$353

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and six months ended December 31, 2020, and the year ended June 30, 2020 was nominal.

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

The Company has implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided. Commercial, residential mortgage, home equity loans and lines, and consumer loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that are delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral will be reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. At December 31, 2020, the Company had COVID-19 related financial hardship payment deferrals for consumer borrowers related to nine loans representing $2.6 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, and for commercial borrowers related to 24 loans representing $40.6 million of the Company’s commercial loan balances.

There were no loans modified as troubled debt restructurings during the three and six months ended December 31, 2020, and 2019, respectively. There was one loan that had been modified as a troubled debt restructuring during the twelve months prior to December 31, 2020 which subsequently defaulted during the three and six months ended December 31, 2020. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to December 31,2019 which have subsequently defaulted during the three and six months ended December 31, 2019.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of the allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	December 31,		June 30,
	2020		2020
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$3,281	$632	$3,364	$143
Commercial and industrial	1,261	30	95	1,455
Construction	1,319	—	1,319	—
Residential mortgages	5,104	—	4,807	—
Home equity loans and lines	2,177	14	1,865	—
Consumer	199	45	210	12
	$13,341	$721	$11,660	$1,610

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	December 31, 2020
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$2,941	$2,306	$2,778	$8,025	$444,443	$452,468
Commercial and industrial	5,818	1,649	72	7,539	184,854	192,393
Construction	169	617	1,319	2,105	92,712	94,817
Residential mortgages	989	522	2,531	4,042	283,134	287,176
Home equity loans and lines	892	337	1,691	2,920	74,148	77,068
Consumer	217	6	45	268	28,954	29,222
Total	$11,026	$5,437	$8,436	$24,899	$1,108,245	$1,133,144

	June 30, 2020
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$23	$211	$2,270	$2,504	$447,948	$450,452
Commercial and industrial	—	26	1,551	1,577	235,646	237,223
Construction	—	—	1,319	1,319	90,486	91,805
Residential mortgages	2,666	1,272	3,505	7,443	272,517	279,960
Home equity loans and lines	1,217	1,259	1,383	3,859	76,486	80,345
Consumer	39	4	12	55	30,805	30,860
Total	$3,945	$2,772	$10,040	$16,757	$1,153,888	$1,170,645

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$406,840	$29,213	$16,415	$—	$452,468
Commercial and industrial	174,798	6,258	11,337	—	192,393
Construction	92,881	—	1,936	—	94,817
	$674,519	$35,471	$29,688	$—	$739,678

	June 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$433,948	$106	$16,398	$—	$450,452
Commercial and industrial	222,777	6,393	8,000	53	237,223
Construction	89,869	—	1,936	—	91,805
	$746,594	$6,499	$26,334	$53	$779,480

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of December  31, 2020 and June 30, 2020, the Company had pledged $435.7 million and $449.5 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2020, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $730.2 million, consisting of $365.1 million of interest rate swaps with commercial borrowers and $365.1 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2020, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $706.6 million, consisting of $353.3 million of interest rate swaps with commercial borrowers and $353.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	December 31, 2020
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$36,931	$36,931
Less: master netting arrangements	(500)	(500)
Less: cash collateral applied	—	(36,012)
Net amount	$36,431	$419

	June 30, 2020
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$42,922	$42,922
Less: master netting arrangements	—	—
Less: cash collateral applied	—	(42,922)
Net amount	$42,922	$—

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At December 31, 2020, the Company had deposited $36.0 million as collateral for swap agreements with third-party counterparties. At June 30, 2020, the Company had deposited $42.9 million as collateral for swap agreements with third-party counterparties.

8.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss				Where Net Income is Presented
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$51	$—	$51	Net gain on available for sale securities transactions
Tax expense	—	(13)	—	(13)	Income tax expense
Net of tax	—	38	—	38

Amortization of defined benefit plan items (before tax):
Net actuarial loss	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$—	$38	$—	$38

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Three Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2020:
Accumulated other comprehensive loss as of October 1, 2020	$309	(17,751)	$(17,442)
Other comprehensive income (loss) before reclassifications	(14)	—	(14)
Accumulated other comprehensive income (loss) as of December 31, 2020	$295	(17,751)	$(17,456)

2019:
Accumulated other comprehensive income (loss) as of October 1, 2019	$695	(11,441)	$(10,746)
Other comprehensive income before reclassifications	47	—	47
Amounts reclassified from accumulated other comprehensive (loss) income	(38)	—	(38)
Accumulated other comprehensive income (loss) as of December 31, 2019	$704	(11,441)	$(10,737)

	For the Six Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2020:
Accumulated other comprehensive income (loss) as of July l, 2020	$381	(17,751)	$(17,370)
Other comprehensive income (loss) before reclassifications	(86)	—	(86)
Accumulated other comprehensive loss as of December 31, 2020	295	(17,751)	(17,456)

2019:
Accumulated other comprehensive income (loss) as of July l, 2019	338	(11,441)	(11,103)
Other comprehensive loss before reclassifications	288	—	288
Amounts reclassified from accumulated other comprehensive (loss) income	(38)	—	(38)
Reclassification for change in accounting (1)	116	—	116
Accumulated other comprehensive income (loss) as of December 31, 2019	$704	(11,441)	$(10,737)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	December 31,
	2020	2019
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$(5)	$17
Reclassification adjustment for gains included in net income	—	(13)
	(5)	4
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(5)	$4

	For the Six Months Ended
	December 31,
	2020	2019
Unrealized gains/losses on securities:
Unrealized holdings gains (losses) arising during the period	$(30)	$101
Reclassification adjustment for gains included in net income	—	(13)
	(30)	88
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(30)	$88

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

Net periodic pension cost included in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$761	$610	$1,456	$1,126
Interest cost	448	501	906	984
Expected return on plan assets	(838)	(924)	(1,674)	(1,851)
Amortization of net actuarial loss	417	268	850	540
Net periodic pension cost	$788	$455	$1,538	$799

Contributions

For the three and six months ended December 31, 2020 and December 31, 2019, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Service cost	$11	$9	$22	$18
Interest cost	18	16	36	32
Recognized actuarial loss	1	1	2	2
Net periodic post-retirement benefit cost	$30	$26	$60	$52

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2020 was $12.4 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of December 31,
	2020	2019
Allocated	50,916	—
Committed to be allocated	50,916	50,916
Unallocated	916,493	967,409
Total Shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2020 was $128,000 and $239,000, respectively.

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

	December 31, 2020
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$39,172	$227,727	$266,899
Standby letters of credit	—	28,020	28,020
	$39,172	$255,747	$294,919

	June 30, 2020
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$41,573	$232,137	$273,710
Standby letters of credit	—	30,654	30,654
	$41,573	$262,791	$304,364

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At December 31, 2020, approximately $35.9 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At December 31, 2020, approximately $1.6 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At December 31, 2020 and June 30, 2020, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at December 31, 2020 and June 30, 2020 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At December 31, 2020 and June 30, 2020, the Company had no commitments to sell loans to unrelated investors.

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

Mann Entities Related Fraudulent Activity

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the second fiscal quarter of  2021, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the second fiscal quarter of 2021, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

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

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleged that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decided the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint named several additional corporate entities affiliated with the Mann Parties as co-defendants and asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint sought a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim in the amended complaint, which also postponed the Pioneer Parties’ deadline to file an answer to the amended complaint until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion for both leave to file a second amended complaint and for reconsideration of the court’s dismissal of Southwestern’s fraud claim.  On May 1, 2020, the Pioneer Parties filed their answer to Southwestern’s amended complaint. The Pioneer Parties asserted numerous affirmative defenses, counterclaims against Southwestern, and cross-claims against certain of the Mann Parties, including for common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest. On July 7, 2020, the court granted Southwestern leave to file a second amended complaint, which Southwestern filed on July 16, 2020. Southwestern’s second amended complaint asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting – and sought a monetary judgment of at least $9.8 million. On July 30, 2020, the Pioneer Parties filed an amended answer to Southwestern’s second amended complaint, which asserted the same affirmative defenses, counterclaims, and cross-claims as the Pioneer Parties’ prior answer to Southwestern’s amended complaint. This matter is currently in discovery.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On January 10, 2020, the Pioneer Parties filed opposition to NatPay’s motion to intervene. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene. While the district judge has not yet adopted the magistrate’s recommended decision, NatPay was allowed to file its complaint in intervention on August 18, 2020. NatPay’s complaint includes claims for declaratory judgment, conversion, fraud, gross negligence, unjust enrichment and constructive trust, and for an accounting against the Pioneer Parties. The prayer for relief in NatPay’s complaint seeks “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On September 8, 2020, the Pioneer Parties filed their answer and affirmative defenses to NatPay’s complaint. As noted, this matter is currently in discovery.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division. Cachet is currently involved in legal proceedings against certain Mann Parties and other related parties. The Bank is not listed as a creditor in the bankruptcy proceedings. However, in the filings with the bankruptcy court, Cachet asserts that the Bank is holding approximately $8.5 million of its funds.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss five of Berkshire Bank’s claims. On December 18, 2020, Berkshire filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss.  The court has not yet issued a decision on the Bank’s motion to dismiss.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss three of Chemung’s four claims. On December 18, 2020, Chemung filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss.  The court has not yet issued a decision on the Bank’s motion to dismiss.

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States

District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully set off approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Pioneer Parties moved to dismiss the DOJ’s complaint as against them on October 1, 2020. On October 21, 2020, the DOJ filed an amended complaint, which mooted the Pioneer Parties’ motion to dismiss the DOJ’s original complaint. The amended complaint dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described above in “Mann Entities Related Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint. This matter is currently in discovery.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On November 5, 2020, the Pioneer Parties moved to dismiss the complaint in its entirety. On December 4, 2020, AXH filed papers in opposition to the Pioneer Parties’ motion to dismiss.  On December 14, 2020, the Pioneer Parties filed their reply in support of their motion to dismiss.  The court has not yet issued a decision on the Pioneer Parties’ motion to dismiss.

On December 1, 2020, the Bank filed a complaint in the Supreme Court of the State of New York against Teal, Becker & Chiaramonte, CPAs, P.C. (“TBC”), Mr. Pasquale M. Scisci and Mr. Vincent Commisso (collectively, with TBC, the “TBC Parties”), alleging professional malpractice by the TBC Parties in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries (“Valuewise Entities”) for the fiscal years 2010 to 2018.  The Bank asserts that the TBC Parties were aware that the primary, if not the exclusive, reason the Valuewise Entities engaged TBC to audit their financial statements was to provide the Bank with accurate financial information that the Bank would rely on in evaluating whether to provide loans to the Valuewise Entities.  The Bank contends that, among other matters, Mr. Michael Mann used the Valuewise Entities to defraud the Bank because of the professional malpractice of the TBC Parties and that if the TBC Parties had not committed professional malpractice by issuing unqualified “clean” opinions on the financial statements of the Valuewise Entities for fiscal years 2010 to 2018, the Bank would never have continued loaning money to the Valuewise Entities. The Banks seeks to recover damages of at least $34.1 million (plus interest) sustained by it as a result of the professional malpractice of the TBC Parties.  The TBC Parties filed their answer to the Bank’s complaint on February 12, 2021. This matter is currently in discovery.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		December 31, 2020 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$107,315	$107,315	$—	$—
Municipal obligations	22,305	—	22,305	—
Other debt securities	820	—	820
Total debt securities	130,440	107,315	23,125	—
Equity securities	2,472	2,472	—	—
Derivative assets	36,431	—	36,431	—
Total	$169,343	$109,787	$59,556	$—

Liabilities:
Derivative liabilities	$419	$—	$419	$—
Total	$419	$—	$419	$—

		Fair Value Measurements at
		June 30, 2020 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$61,511	$61,511	$—	$—
Municipal obligations	13,385	—	13,385	—
Other debt securities	872	—	872
Total debt securities	75,768	61,511	14,257	—
Equity securities	8,533	5,528	3,005	—
Derivative assets	42,922	—	42,922	—
Total	$127,223	$67,039	$60,184	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Impaired loans:
Commercial loans	$1,268	$—	$—	$1,268
OREO	161	—	—	161

June 30, 2020
Impaired loans:
Commercial loans	$775	$—	$—	$775
OREO	260	—	—	260

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $2.9 million with a valuation allowance of $1.7 million resulting in an estimated fair value of $1.3 million as of December 31, 2020. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.7 million with a valuation allowance of $929,000 resulting in an estimated fair value of $775,000 as of June 30, 2020.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $161,000 at December 31, 2020. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $260,000 at June 30, 2020. There were write-downs of $8,000 for the year ended June 30, 2020.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	December 31, 2020
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$196,005	$196,005	$196,005	$—	$—
Securities available for sale	130,440	130,440	107,315	23,125	—
Securities held to maturity	11,575	11,631	—	11,631	—
Equity securities	2,472	2,472	2,472	—	—
FHLBNY stock	1,010	1,010	—	1,010	—
Net loans receivable	1,111,477	1,141,629	—	—	1,141,629
Accrued interest receivable	4,152	4,152	—	4,152	—
Derivative assets	36,431	36,431	—	36,431	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,222,508	$1,222,508	$—	$1,222,508	$—
Time deposits	100,243	101,193	—	101,193	—
Mortgagors’ escrow deposits	4,819	4,819	—	4,819	—
Accrued interest payable	24	24	—	24	—
Derivative liabilities	419	419	—	419	—

	June 30, 2020
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$156,903	$156,903	$156,903	$—	$—
Securities available for sale	75,768	75,768	61,511	14,257	—
Securities held to maturity	6,822	6,917	—	6,917	—
Equity securities	8,533	8,533	5,528	3,005	—
FHLBNY stock	1,010	1,010	—	1,010	—
Net loans receivable	1,148,399	1,180,002	—	—	1,180,002
Accrued interest receivable	3,467	3,467	—	3,467	—
Derivative assets	42,922	42,922	—	42,922	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,150,591	$1,150,591	$—	$1,150,591	$—
Time deposits	119,559	120,921	—	120,921	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	35	35	—	35	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three and six months ended December 31, 2020 and 2019.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Non-interest Income
In scope
Insurance services	$1,072	$1,357	$1,742	$2,032
Wealth management services	806	714	1,490	1,393
Service charges on deposit accounts	683	860	1,302	1,776
Card services income	740	708	1,501	1,439
Other	208	66	208	130
Non-interest income in scope	3,509	3,705	6,243	6,770

Non-interest income out of scope	1,214	1,808	2,007	2,605

Total non-interest income	$4,723	$5,513	$8,250	$9,375

13.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of December 31, 2020 or December 31, 2019.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2020	2019	2020	2019
				(As Restated)
	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$1,895	3,850	$3,289	$2,873

Average number of common shares outstanding	25,977,679	25,977,679	25,977,679	25,977,679
Less: Average unallocated ESOP shares	922,858	980,138	929,222	992,867
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,054,821	24,997,541	25,048,457	24,984,812

Net earnings per common share:
Basic	$0.08	$0.15	$0.13	$0.12
Diluted	$0.08	$0.15	$0.13	$0.12

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic;
●	risks and uncertainties related to the Restatement of certain of our historical consolidated financial statements;
●	risks and uncertainties related to the COVID-19 pandemic and resulting governmental and societal response;
●	risks related to the variety of litigation and other proceedings described in the “Legal Proceedings” section;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	impact on our interest earning asset yield volatility as PPP loans are forgiven by the SBA;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to maintain sufficient sources of liquidity to satisfy our short and long-term liquidity needs;
●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions;
●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in portfolio or sold in the secondary market;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and changes resulting from a change in administration;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in cost of legal expenses, including defending against significant litigation;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased through charges to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized. We may incur elevated provision for loan losses and charge-offs due to the adverse impact of the pandemic on the economy of our market area and our customers.

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income. Our non-interest income also includes net gains or losses on equity securities, net realized gains or losses on available for sale securities, net gains or losses in cash surrender value of bank owned life insurance, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

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

Recent Developments

COVID-19 Pandemic

In early January 2020, the World Health Organization issued an alert that a novel coronavirus outbreak was emanating from the Wuhan Province in China. Later in January, the first death related to the novel coronavirus, identified as Coronavirus Disease 2019 (“COVID-19”), occurred in the United States. Over the course of the next several weeks, the outbreak continued to spread to various regions of the World prompting the World Health Organization to declare COVID-19 a global pandemic in March 2020.  In the United States, the rapid spread of the COVID-19 virus invoked various Federal and State, including New York State, authorities to make emergency declarations and issue executive orders to limit the spread of the disease. Measures included restrictions on international and domestic travel, restrictions on business operations, limitations on public gatherings, implementation of social distancing protocols, school closings, orders to shelter in place and mandates to close all non-essential businesses to the public. As of December 31, 2020, some of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences of the pandemic have resulted in significant adverse effects for the Company and its customers. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

Concerns about the pandemic and its negative impact on economic activity, has severely disrupted both domestic and international financial markets and has prompted Central Banks around the World to inject significant amounts of monetary stimulus into their economies. In the United States, the Federal Reserve System’s Federal Open Market Committee, swiftly cut the target Federal Funds rate to a range of 0% to 0.25%, including a 50 basis point reduction in the target federal funds rate on March 3, 2020 and an additional 100 basis point reduction on March 15, 2020. In addition, the Federal Reserve rolled out various market support programs to ease the stress on financial markets. In addition the United

States Congress, on March 27, 2020, passed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was intended to provide approximately $2.5 trillion of direct support to U.S. citizens and businesses affected by the COVID-19 outbreak, and on April 24, 2020, passed the Paycheck Protection and Health Care Enhancement Act (“Enhancement Act”), which was intended to provide $484 billion in additional funding to replenish and supplement key programs under the CARES Act. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “2021 Appropriations Act”) became law and further extended certain provisions of the CARES Act while also providing an additional $284 billion for the PPP loan program (as defined and described below), and extending the deadline of the program through March 31, 2021.

As the COVID-19 events unfolded throughout the calendar 2020 year to date period, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of the Company’s operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. Beginning late in the first quarter of the calendar 2020 year, in order to protect its employees and assure workforce and operational continuity, the Company imposed business travel restrictions, implemented quarantine and work from home protocols and physically separated, to the extent possible, the critical operations site workforce that were unable to work remotely. The Company also implemented drive-thru only and by appointment operating protocols for its bank branch network.  Late in the second quarter of the calendar 2020 year, the Company implemented a return-to-work plan and phased a majority of its employees back to working in a traditional office environment and a majority of its branch network lobbies were open to the public. During the fourth quarter of the calendar 2020 year, to limit the risk of virus spread in anticipation of the winter virus surge, the Company reinstituted drive-through only and by appointment operating protocols for its bank branch network, and an emphasis on work from home protocols.  Throughout the calendar 2020 year to date period, the Company maintained regular communications with its primary regulatory agencies and critical vendors to assure all mission-critical activities and functions are being performed in line with regulatory expectations and the Company’s service standards.

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that it was well positioned with adequate levels of capital as of December 31, 2020. At December 31, 2020, all of the Bank’s regulatory capital ratios exceeded all well-capitalized standards. More specifically, the Bank’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institution’s capital strength, was 11.43% at December 31, 2020.

In addition, management believes the Company was well positioned with adequate levels of liquidity as of December 31, 2020. The Bank maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings and money market deposit accounts with customers that operate, reside or work within its branch footprint. At December 31, 2020, the Company’s cash and cash equivalents balance was $196.0 million. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities and highly-rated municipal securities. This portfolio not only generates interest income, but also serves as a ready source of liquidity. At December 31, 2020, the Company’s available-for-sale investment securities portfolio totaled $130.4 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at December 31, 2020 was $224.1 million.

The Bank participated in the Paycheck Protection Program (“PPP”), a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The SBA will guarantee 100% of the PPP loans made to eligible borrowers. As of December 31, 2020, the Bank’s commercial loan portfolio included 531 PPP loans totaling $54.5 million. The Bank assisted a substantial number of its PPP borrowers with forgiveness requests during the second fiscal quarter of 2021 and expects to continue assisting PPP borrowers with forgivenss requests during the third fiscal quarter of 2021. As of December 31, 2020, the Bank has received forgiveness payments related to 158 borrowers’ PPP loans for a total of $21.3 million. The Bank expects to participate in the second round of PPP loans authorized by the 2021 Appropriations Act during the Company’s third fiscal quarter ending March 31, 2021. The Federal Reserve has instituted a program, the Paycheck Protection Program Liquidity Facility (“PPPLF”), authorized under section 13(3) of the Federal Reserve Act, which is intended to facilitate lending by banks to small businesses under the PPP while maintaining strong liquidity to meet cash flow needs. Under the PPPFL, the Federal Reserve Banks lends to banks on a non-recourse basis, taking PPP loans as collateral. Principal repayment of PPPLF borrowings, if any, are made upon receipt of payment on the underlying PPP loans pledged as collateral and interest is charged at a rate of 0.35%. At December 31, 2020, the Bank’s unused borrowing capacity at the Federal Reserve Bank of New York through the PPPLF was $54.5 million. The Bank continues to evaluate its liquidity needs and has access to borrow funds through the PPPLF if deemed necessary.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. Through December 31, 2020, no specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. In relation to its consumer borrowers, as of December 31, 2020, the Company had COVID-19 related financial hardship payment deferrals related to nine loans representing $2.6 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, which is down from 110 loans representing $27.4 million as of June 30, 2020. In relation to its commercial borrowers, as of December 31, 2020, the Company had COVID-19 related financial hardship payment deferrals related to 24 loans representing $40.6 million of the Company’s commercial loan balances, which is down from 144 loans representing $170.3 million as of June 30, 2020. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and not classified as troubled-debt restructured loans. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral, were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Bank granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020. Although the amount of loans in deferral status at December 31, 2020 has declined from June 30, 2020, there are borrowers continuing to experience COVID-19 related financial hardships. The Company anticipates that delinquent and nonperforming loans will increase in future periods as borrowers that continue to experience COVID-19 related financial hardships will be unable to continue loan payments consistent with their contractual obligations and the Company may be required to make additional provisions for loan losses.

The COVID-19 crisis is expected to continue to adversely impact the Company’s financial results, as well as demand for its services and products during the remainder of the fiscal year 2021 and beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on the Company’s future operations, revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are unknown at this time. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable, however the impact could be adverse and material.

Mann Entities Related Fraudulent Activity

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the second fiscal quarter of 2021, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the second fiscal quarter of 2021, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

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

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At December 31, 2020, no valuation allowance was required.

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

	For the Three Months Ended December 31,
	2020			2019
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,129,503	$10,896	3.88%	$1,072,962	$12,691	4.78%
Securities	130,533	279	0.85%	97,476	574	2.36%
Interest-earning deposits and other	165,174	63	0.15%	112,736	565	2.00%
Total interest-earning assets	1,425,210	11,238	3.17%	1,283,174	13,830	4.34%
Non-interest-earning assets	148,909			128,875
Total assets	$1,574,119			$1,412,049

Interest-bearing liabilities:
Demand deposits	$123,088	$33	0.11%	$96,894	$83	0.34%
Savings deposits	265,337	35	0.05%	235,202	31	0.05%
Money market deposits	357,719	135	0.15%	347,201	538	0.62%
Certificates of deposit	104,575	338	1.29%	130,408	603	1.85%
Total interest-bearing deposits	850,719	541	0.25%	809,705	1,255	0.62%
Borrowings and other	3,214	18	2.24%	3,648	22	2.41%
Total interest-bearing liabilities	853,933	559	0.26%	813,353	1,277	0.62%
Non-interest-bearing deposits	471,516			341,508
Other non-interest-bearing liabilities	23,260			32,111
Total liabilities	1,348,709			1,186,972
Total shareholders' equity	225,410			225,077
Total liabilities and shareholders' equity	$1,574,119			$1,412,049
Net interest income		$10,679			$12,553
Net interest rate spread (1)			2.91%			3.72%
Net interest-earning assets (2)	$571,277			$469,821
Net interest margin (3)			3.01%			3.94%
Average interest-earning assets to interest-bearing liabilities	166.90%			157.76%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended December 31,
	2020			2019
				(As Restated)
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,134,740	$21,560	3.80%	$1,059,981	$25,841	4.89%
Securities	111,496	610	1.09%	98,365	1,196	2.43%
Interest-earning deposits and other	157,362	134	0.17%	119,434	1,378	2.30%
Total interest-earning assets	1,403,598	22,304	3.18%	1,277,780	28,415	4.46%
Non-interest-earning assets	150,669			136,482
Total assets	$1,554,267			$1,414,262

Interest-bearing liabilities:
Demand deposits	$122,400	$73	0.12%	$109,895	$173	0.31%
Savings deposits	263,093	70	0.05%	239,084	63	0.05%
Money market deposits	350,105	331	0.19%	350,534	1,136	0.64%
Certificates of deposit	108,142	753	1.39%	130,140	1,177	1.80%
Total interest-bearing deposits	843,740	1,227	0.29%	829,653	2,549	0.61%
Borrowings and other	4,384	47	2.14%	4,669	55	2.35%
Total interest-bearing liabilities	848,124	1,274	0.30%	834,322	2,604	0.62%
Non-interest-bearing deposits	458,842			342,871
Other non-interest-bearing liabilities	22,749			22,428
Total liabilities	1,329,715			1,199,621
Total shareholders' equity	224,552			214,641
Total liabilities and shareholders' equity	$1,554,267			$1,414,262
Net interest income		$21,030			$25,811
Net interest rate spread (1)			2.88%			3.84%
Net interest-earning assets (2)	$555,474			$443,458
Net interest margin (3)			2.99%			4.05%
Average interest-earning assets to interest-bearing liabilities	165.49%			153.15%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2020 vs. 2019			2020 vs. 2019
				(As Restated)
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$659	$(2,454)	$(1,795)	$1,749	$(6,030)	$(4,281)
Securities	152	(447)	(295)	142	(728)	(586)
Interest-earning deposits and other	181	(683)	(502)	333	(1,577)	(1,244)
Total interest-earning assets	992	(3,584)	(2,592)	2,224	(8,335)	(6,111)

Interest-bearing liabilities:
Demand deposits	18	(68)	(50)	18	(118)	(100)
Savings deposits	4	—	4	6	1	7
Money market deposits	16	(419)	(403)	(1)	(803)	(804)
Certificates of deposit	(105)	(160)	(265)	(15)	(410)	(425)
Total interest-bearing deposits	(67)	(647)	(714)	8	(1,330)	(1,322)
Borrowings and other	(3)	(1)	(4)	(3)	(5)	(8)
Total interest-bearing liabilities	(70)	(648)	(718)	5	(1,335)	(1,330)
Change in net interest income	$1,062	$(2,936)	$(1,874)	$2,219	$(7,000)	$(4,781)

Exclusive of the impact of PPP loans, the Company expects its third fiscal quarter of 2021 net interest margin to remain depressed due to the precipitous drop in the Federal Funds, Prime and LIBOR interest rates in the second half of fiscal 2020. Expected decreases in average interest earning asset yields are unlikely to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.0%, timing of the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans is uncertain as to the period of recognition at this time and will likely cause interest earning asset yield volatility as loans are forgiven by the SBA.

Comparison of Financial Condition at December 31, 2020 and June 30, 2020

Total Assets. Total assets increased $47.7 million, or 3.1%, to $1.6 billion at December 31, 2020 from $1.5 billion at June 30, 2020. The increase was due primarily to an increase of $54.7 million, or 72.2%, in securities available for sale as well as an increase of $39.1 million, or 24.9%, in cash and cash equivalents partially offset by a decrease of $36.9 million, or 3.2%, in net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents increased $39.1 million, or 24.9%, to $196.0 million at December 31, 2020 from $156.9 million at June 30, 2020. This increase resulted from net increases in deposits of $52.6 million during the six months ended December 31, 2020 primarily due to deposit customers continuing to increase cash balances during the COVID-19 pandemic.

Securities Available for Sale. Total securities available for sale increased $54.7 million, or 72.2%, to $130.4 million at December 31, 2020 from $75.8 million at June 30, 2020. The increase was primarily due to purchases of U.S Government and agency obligations and municipal obligations during the six months ended December 31, 2020.

Securities Held to Maturity. Total securities held to maturity increased $4.8 million, or 69.7%, to $11.6 million at December 31, 2020 from $6.8 million at June 30, 2020 primarily due to the purchase of a $5.0 million corporate debt security, as well as, purchases of other municipal obligations partially offset by scheduled maturities of municipal obligations during the six months ended December 31, 2020.

Equity Securities. Total equity securities decreased $6.0 million, or 71.0%, to $2.5 million at December 31, 2020 from $8.5 million at June 30, 2020 primarily due to the sale of various securities for proceeds of $7.5 million, partially offset by investment gains during the six months ended December 31, 2020.

Net Loans. Net loans of $1.11 billion at December 31, 2020 decreased $36.9 million, or 3.2%, from $1.15 billion at June 30, 2020. By loan category, commercial and industrial loans decreased by $44.8 million, or 18.9%, to $192.4 million at December 31, 2020 from $237.2 million at June 30, 2020 and home equity loans and lines of credit decreased by $3.2 million, or 4.1%, to $77.1 million at December 31, 2020 from $80.3 million at June 30, 2020. These decreases were somewhat offset by an increase in one-to four-family residential real estate loans of $7.2 million, or 2.6%, to $287.2 million at December 31, 2020 from $278.0 million at June 30, 2020, an increase in commercial construction loans of $3.0 million, or 3.3%, to $94.8 million at December 31, 2020 from $91.8 million at June 30, 2020 and an increase in commercial real estate loans of $2.0 million, or 0.4%, to $452.5 million at December 31, 2020 from $450.5 million at June 30, 2020. The decrease in commercial and industrial loans was related to forgiveness of PPP loans, as well as, paydowns and reduced line of credit utilization during the six months ended December 31, 2020. The increase in one- to four-family residential real estate loans was related to the purchasing of loan commitments from our partnership with a third party mortgage banking company. The increase in commercial construction loans was mainly related to funding of loan commitments.

Deposits. Total deposits increased $52.6 million, or 4.1%, to $1.32 billion at December 31, 2020 from $1.27 billion at June 30, 2020. The increase in deposits was primarily related to an increase in non-interest bearing demand accounts of $27.6 million, or 6.3%, to $465.1 million at December 31, 2020 from $437.5 million at June 30, 2020, an increase in interest-bearing demand accounts of $19.2 million, or 17.4%, to $130.0 million at December 31, 2020 from $110.7 million at June 30, 2020, an increase in savings accounts of $12.7 million, or 4.9%, to $271.3 million at December 31, 2020 from $258.6 million at June 30, 2020 and an increase in money market accounts of $12.4 million, or 3.6%, to $356.1 million at December 31, 2020 from $343.8 million at June 30, 2020. These increases were partially offset by a decrease in certificates of deposit of $19.3 million, or 16.2%, to $100.2 million at December 31, 2020 from $119.6 million at June 30, 2020. The increases in non-interest bearing demand accounts, interest-bearing demand accounts, savings accounts and money market accounts were primarily related to growth in consumer and commercial deposit relationships. The increase in demand and savings accounts was also due to deposit customers increasing cash balances during the COVID-19 pandemic. The decrease in certificates of deposit was primarily due to the maturity of certain large dollar accounts.

Total Shareholders’ Equity. Total shareholders’ equity increased $3.4 million, or 1.6%, to $227.4 million at December 31, 2020 from $224.0 million at June 30, 2020 primarily as a result from net income of $3.3 million for the six month period ended December 31, 2020.

Comparison of Operating Results for the Three Months Ended December 31, 2020 and December 31, 2019

General.  Net income decreased by $2.0 million to $1.9 million for the three months ended December 31, 2020 from $3.9 million for the three months ended December 31, 2019. The decrease was primarily due to a $1.9 million decrease in net interest income, and a $790,000 decrease in non-interest income partially offset by a $431,000 decrease in income tax expense, and a $308,000 decrease in non-interest expense.

Interest and Dividend Income.  Interest and dividend income decreased $2.6 million, or 18.7%, to $11.2 million for the three months ended December 31, 2020, from $13.8 million for the three months ended December 31, 2019 primarily due to decreases in interest income on loans, securities and interest-earning deposits. The decrease reflected a 117 basis points decrease in the average yield on interest-earning assets to 3.17% for the three months ended December 31, 2020, from 4.34% for the three months ended December 31, 2019 offset in part by a $142.0 million increase in the average balance of interest-earning assets.

Interest income on loans decreased $1.8 million, or 14.1%, to $10.9 million for the three months ended December 31, 2020 from $12.7 million for the three months ended December 31, 2019. Interest income on loans decreased primarily due to a 90 basis points decrease in the average yield on loans to 3.88% for the three months ended December 31, 2020 from 4.78% for the three months ended December 31, 2019 offset by a $56.5 million increase in the average balance of loans to $1.1 billion for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The decrease in the average yield on loans was primarily due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve to reduce short-term interest rates and the origination of PPP loans which have a 1.0% interest rate. The increase in the average balance of loans was due to the Company’s PPP loan originations, as well as, our continued effort to increase our commercial loan portfolio.

Interest income on securities decreased $295,000, or 51.4%, to $279,000 for the three months ended December 31, 2020 from $574,000 for the three months ended December 31, 2019. Interest income on securities decreased due to a 151 basis points decrease in the average yield on securities to 0.85% for the three months ended December 31, 2020 from 2.36% for the three months ended December 31, 2019 offset by a $33.0 million increase in the average balance of securities to $130.5 million for the three months ended December 31, 2020 from $97.5 million for the three months ended December 31, 2019. The decrease in average yield of securities was due to scheduled maturities of higher yielding U.S. government and agency and municipal obligation securities, as well as, decreased market rates of interest for new securities that were purchased during the quarter ended December 31, 2020. The increase in the average balance of securities was due to increased purchases of U.S. government and agency and municipal obligation securities during the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

Interest income on interest-earning deposits decreased $502,000, or 88.8%, to $63,000 for the three months ended December 31, 2020 from $565,000 for the three months ended December 31, 2019. The decrease was due to a 185 basis points decrease in the average yield on interest-earning deposits to 0.15% for the three months ended December 31, 2020 from 2.00% for the three months ended December 31, 2019. Interest income on interest-earning deposits decreased as average balances increased by $52.5 million to $165.2 million for the three months ended December 31, 2020 from $112.7 million for the three months ended December 31, 2019 due to increased balance sheet liquidity.

Interest Expense.  Interest expense decreased $718,000, or 56.2%, to $559,000 for the three months ended December 31, 2020 from $1.3 million for the three months ended December 31, 2019 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a 36 basis points decrease in the average cost of interest-bearing liabilities to 0.26% for the three months ended December 31, 2020 from 0.62% for the three months ended December 31, 2019, offset by a $40.6 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $714,000, or 56.9%, to $541,000 for the three months ended December 31, 2020 from $1.3 million for the three months ended December 31, 2019. Interest expense on interest-bearing deposits decreased primarily due to a 37 basis points decrease in the average cost on interest-bearing deposits to 0.25% for the three months ended December 31, 2020 from 0.62% for the prior three months, offset by a $41.0 million increase in the average balance of deposits to $850.7 million for the three months ended December 31, 2020 from $809.7 million for the three months ended December 31, 2019. The decrease in the average cost of deposits reflected a decline in the interest rate environment as the Company reduced rates on money market deposit accounts and demand deposit accounts, as well as, downward rate adjustments on maturing certificates of deposit. The increase in average balances of interest-bearing deposits was due to deposit customers increasing cash balances during the COVID-19 pandemic.

Net Interest Income.  Net interest income decreased $1.9 million, or 14.9%, to $10.7 million for the three months ended December 31, 2020 compared to $12.6 million for the three months ended December 31, 2019.  The decrease reflected an 81 basis points decrease in the net interest rate spread to 2.91% for the three months ended December 31, 2020 from 3.72% for the three months ended December 31, 2019, offset by a $101.5 million increase in the average balance of net interest-earning assets to $571.3 million for the three months ended December 31, 2020 from $469.8 million for the three months ended December 31, 2019.  The net interest margin decreased 93 basis points to 3.01% for the three months ended December 31, 2020 from 3.94% for the three months ended December 31, 2019.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.6 million for the three months ended December 31, 2020 compared to $1.5 million for the three months ended December 31, 2019. The increase in the provision was primarily due to an increase in specific reserves related to one commercial loan relationship of $829,000 during the second fiscal quarter of 2021, as well as, general provisions to account for credit trends identified within the commercial loan portfolio. Net charge-offs increased to $1.8 million for the three months ended December 31, 2020, compared to $26,000 for the three months ended December 31, 2019. Net charge-offs for the three months ended December 31, 2020 included the charge-off of two commercial loan borrower relationships totaling $1.6 million. Non-performing assets increased to $14.2 million, or 0.90% of total assets, at December 31, 2020, compared to $11.2 million, or 0.80% of total assets, at December 31, 2019. The allowance for loan losses was $23.4 million, or 2.06% of net loans outstanding, at December 31, 2020 as compared to $16.5 million, or 1.51% of net loans outstanding, at December 31, 2019.

Non-Interest Income.  Non-interest income decreased $790,000, or 14.3%, to $4.7 million for the three months ended December 31, 2020 from $5.5 million for the three months ended December 31, 2019. The decrease was primarily due to a decrease of $654,000 in bank fees and service charges and a $510,000 decrease in bank-owned life insurance, which was partially offset by a $467,000 increase in the net gain on equity securities. Bank fees and service charges decreased primarily due to less commercial loan fees and a decrease in deposit service charges due to a drop in transaction activity related to the impact of the COVID-19 pandemic. The decrease in bank-owned life insurance is primarily due to proceeds from a death benefit during the three months ended December 31, 2019, as well as, plan expenses exceeding investment income during the three months ended December 31, 2020 as a result of the lower interest rate environment. The increase in net gain on equity securities during the three months ended December 31, 2020 was due to the increase in market value of our equity securities as compared to the same prior year period.

Non-Interest Expense.  Non-interest expense decreased $308,000, or 2.6%, to $11.4 million for the three months ended December 31, 2020 from $11.7 million for the three months ended December 31, 2019. Professional fees decreased mainly due to a decrease in expenses related to the Mann Entities matters. The decrease in non-interest expense was partially offset by an increase in FDIC insurance premiums related to Small Bank Assessment Credits for the three months ended December 30, 2019 which offset the premium expense for that period.

Income Tax Expense. Income tax expense decreased $431,000 to $554,000 for the three months ended December 31, 2020 from $985,000 for the three months ended December 31, 2019 due to the decrease in income before income taxes. Our effective tax rate was 22.6% for the three months ended December 31, 2020 compared to 20.4% for the three months ended December 31, 2019.

Comparison of Operating Results for the Six Months Ended December 31, 2020 and December 31, 2019

General.  Net income increased by $416,000 to $3.3 million for the six months ended December 31, 2020 from $2.9 million for the six months ended December 31, 2019.  The increase was due to a $7.0 million decrease in non-interest expense, offset by a $4.8 million decrease in net interest income, a $1.1 million decrease in non-interest income, and a $470,000 increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $6.1 million, or 21.5%, to $22.3 million for the six months ended December 31, 2020, from $28.4 million for the six months ended December 31, 2019 primarily due to decreases in interest income on loans, securities and interest-earning deposits. The decrease reflected a 128 basis points decrease in the average yield on interest-earning assets to 3.18% for the six months ended December 31, 2020, from 4.46% for the six months ended December 31, 2019, offset by a $125.8 million increase in the average balance of interest-earning assets.

Interest income on loans decreased $4.2 million, or 16.6%, to $21.6 million for the six months ended December 31, 2020 from $25.8 million for the six months ended December 31, 2019. Interest income on loans decreased primarily due to a 109 basis points decrease in the average yield on loans to 3.80% for the six months ended December 31, 2020 from 4.89% for the six months ended December 31, 2019, offset by a $74.8 million increase in the average balance of loans to $1.1 billion for the six months ended December 31, 2020 as compared to the six months ended December 31, 2019. The decrease in the average yield on loans was primarily due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve to reduce short-term interest rates and the origination of PPP loans which have a 1.0% interest rate. The increase in the average balance of loans was due to the Company’s PPP loan originations, as well as, our continued effort to increase our commercial loan portfolio.

Interest income on securities decreased $586,000, or 49.0%, to $610,000 for the six months ended December 31, 2020 from $1.2 million for the six months ended December 31, 2019. Interest income on securities decreased due to a 134 basis points decrease in the average yield on securities to 1.09% for the six months ended December 31, 2020 from 2.43% for the six months ended December 31, 2019. The decrease in average yield of securities was partially offset by a $13.1 million increase in the average balance of securities to $111.5 million for the six months ended December 31, 2020 from $98.4 million for the six months ended December 31, 2019. The decrease in average yield of securities was due to scheduled maturities of higher yielding U.S. government and agency and municipal obligation securities, as well as, decreased market rates of interest for new securities that were purchased during the six months ended December 31, 2020. The increase in the average balance of securities was due to increased purchases of U.S. government and agency and municipal obligation securities during the six months ended December 31, 2020 as compared to the six months ended December 31, 2019.

Interest income on interest-earning deposits decreased $1.3 million, or 90.3%, to $134,000 for the six months ended December 31, 2020 from $1.4 million for the six months ended December 31, 2019. Interest income on interest-earning deposits decreased due to a 213 basis points decrease in the average yield on interest-earning deposits to 0.17% for the six months ended December 31, 2020 from 2.30% for the six months ended December 31, 2019.  The decrease in average yield was offset by an increase in average balances by $38.0 million to $157.4 million for the six months ended December 31, 2020 from $119.4 million for the six months ended December 31, 2019 due to increased balance sheet liquidity.

Interest Expense.  Interest expense decreased $1.3 million, or 51.1%, to $1.3 million for the six months ended December 31, 2020 from $2.6 million for the six months ended December 31, 2019 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a 32 basis points decrease in the average cost of interest-bearing liabilities to 0.30% for the six months ended December 31, 2020 from 0.62% for the six months ended December 31, 2019, offset by a $13.8 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $1.3 million, or 51.9%, to $1.2 million for the six months ended December 31, 2020 from $2.5 million for the six months ended December 31, 2019. Interest expense on interest-bearing deposits decreased due to a 32 basis points decrease in the average cost on interest-bearing deposits to 0.29% for the six months ended December 31, 2020 from 0.61% for the prior six months, offset by a $14.0 million increase in the average balance of deposits to $843.7 million for the six months ended December 31, 2020 from $829.7 million for the six months ended December 31, 2019. The decrease in the average cost of deposits reflected a decline in the interest rate environment as the Company reduced rates on money market deposit accounts and demand deposit accounts, as well as, downward rate adjustments on maturing certificates of deposit. The increase in average balances of interest-bearing deposits was due to deposit customers increasing cash balances during the COVID-19 pandemic.

Net Interest Income.  Net interest income decreased $4.8 million, or 18.5%, to $21.0 million for the six months ended December 31, 2020 compared to $25.8 million for the six months ended December 31, 2019.  The decrease reflected a 96 basis points decrease in the net interest rate spread to 2.88% for the six months ended December 31, 2020 from 3.84% for the six months ended December 31, 2019, offset by a $112.0 million increase in the average balance of net interest-earning assets to $555.5 million for the six months ended December 31, 2020 from $443.5 million for the six months ended December 31, 2019.  The net interest margin decreased 106 basis points to 2.99% for the six months ended December 31, 2020 from 4.05% for the six months ended December 31, 2019.

Provision for Loan Losses.  We recorded provisions for loan losses of $2.3 million for the six months ended December 31, 2020 compared to $2.1 million for the six months ended December 31, 2019. The increase in the provision was primarily due to an increase in specific reserves related to one commercial loan relationship of $829,000 during the second fiscal quarter of 2021, as well as, general provisions to account for credit trends identified within the commercial loan portfolio. Net charge-offs increased to $1.8 million for the six months ended December 31, 2020, compared to $96,000 for the six months ended December 31, 2019. Net charge-offs for the six months ended December 31, 2020 included the charge-off of two commercial loan borrower relationships totaling $1.6 million. Loans past due 30-89 days increased $9.8 million to $16.5 million at December 31, 2020 from $6.7 million at June 30, 2020 mainly due to increases in delinquent commercial real estate and commercial and industrial loans. Non-performing assets increased to $14.2 million, or 0.90% of total assets, at December 31, 2020, compared to $11.2 million, or 0.80% of total assets, at December 31, 2019. The allowance for loan losses was $23.4 million, or 2.06% of net loans outstanding, at December 31, 2020 compared to $16.5 million, or 1.51% of net loans outstanding, at December 31, 2019.

Non-Interest Income.  Non-interest income decreased $1.1 million, or 12.0%, to $8.3 million for the six months ended December 31, 2020 from $9.4 million for the six months ended December 31, 2019.  The decrease was primarily due to a decrease of $1.8 million in bank fees and service charges, and a $531,000 decrease in Bank-owned life insurance, offset by a $1.1 million increase in the net gain on equity securities. Bank fees and service charges decreased primarily due to less commercial loan fees and a decrease in deposit service charges due to a drop in transaction activity related to the impact of the COVID-19 pandemic. The decrease in bank-owned life insurance was primarily due to proceeds from a death benefit during the six months ended December 31, 2019. The increase in the net gain on equity securities during the six months ended December 31, 2020 was due to the increase in market value of our equity securities as compared to the same prior year period.

Non-Interest Expense.  Non-interest expense decreased $7.0 million, or 23.5%, to $22.8 million for the six months ended December 31, 2020 from $29.8 million for the six months ended December 31, 2019. The $7.0 million decrease was primarily the result of the $5.4 million contribution of stock and cash to the Pioneer Bank Charitable Foundation in conjunction with our minority stock issuance, and a $2.5 million charge based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries for the six months ended December 31, 2019. The decrease in non-interest expense was partially offset by an increase in FDIC insurance premiums related to Small Bank Assessment Credits for the six months ended December 31, 2019 which offset the premium expense for that period.

Income Tax Expense. Income tax expense increased $470,000 to $857,000 for the six months ended December 31, 2020 from $387,000 for the six months ended December 31, 2019 due to an increase in income before income taxes. Our effective tax rate was 20.7% for the six months ended December 31, 2020 compared to 11.9% for the six months ended December 31, 2019.

Asset Quality and Allowance for Loan Losses

Asset Quality. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and is in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method. See Item 2 – “Recent Developments – COVID-19 Pandemic.”

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

Pursuant to the CARES Act and as further modified by the 2021 Appropriations Act, financial institutions have the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the

COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no non-accruing troubled debt restructurings as of December 31, 2020 and June 30, 2020.

	At	At
	December 31,	June 30,
	2020	2020

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,281	$3,364
Commercial and industrial	1,261	95
Commercial construction	1,319	1,319
One- to four-family residential real estate	5,104	4,807
Home equity loans and lines of credit	2,177	1,865
Consumer	199	210
Total non-accrual loans	13,341	11,660

Accruing loans past due 90 days or more:
Commercial real estate	632	143
Commercial and industrial	30	1,455
Commercial construction	—	—
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	14	—
Consumer	45	12
Total accruing loans past due 90 days or more	721	1,610

Real estate owned:
Commercial real estate	—	99
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	161	161
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	161	260

Total non-performing assets	$14,223	$13,530

Total accruing troubled debt restructured loans	$2,200	$2,200

Total non-performing loans to total loans	1.24%	1.13%
Total non-performing assets to total assets	0.90%	0.89%

Non-accrual loans increased $1.7 million to $13.3 million at December 31, 2020 from June 30, 2020 primarily due to one commercial and industrial loan relationship totaling $1.2 million that was placed on non-accrual status during the quarter ended December 31, 2020. The aforementioned $1.2 million commercial and industrial loan relationship was allocated a $836,000 specific allowance in the allowance for loan losses at December 31, 2020. Accruing loans past due 90 days or more decreased $889,000 to $721,000 at December 31, 2020 from $1.6 milion at June 30, 2020 primarily due to one commercial and industrial loan totaling $1.4 million that paid off during the first fiscal quarter of 2021, partially offset by an increase in commercial real estate loans of $489,000 to $632,000 at December 31, 2020 from $143,000 at June 30, 2020 related to one commercial real estate loan.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of December 31, 2020 and June 30, 2020.

	At	At
	December 31,	June 30,
	2020	2020

	(In thousands)
Classification of Loans:
Substandard	$29,688	$31,234
Doubtful	—	53
Loss	—	—
Total Classified Loans	$29,688	$31,287

Special Mention	$35,471	$6,499

In total, classified loans decreased by $1.6 million to $29.7 million at December 31, 2020 from $31.3 million at June 30, 2020, primarily related to charge-offs of two commercial and industrial loan relationships in the second fiscal quarter of 2021.

Total special mention commercial loans increased $29.0 million to $35.5 million at December 31, 2020 from $6.5 million at June 30, 2020 primarily due to three commercial real estate loan relationships in the accommodation and food service industry totaling $7.9 million, $6.6 million and $6.3 million, respectively, as well as, one commercial real estate loan relationship in the arts and recreation industry totaling $6.8 million that were continuing to experience COVID-19 related financial hardships.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Six Months Ended December 31,
	2020		2019
			(As Restated)
	(Dollars in thousands)
Allowance at beginning of period	$22,851		$14,499
Provision for loan losses	2,300		2,090

Charge offs:
Commercial real estate	—		1
Commercial and industrial	1,558		4
Commercial construction	—		—
One- to four-family residential real estate	108		19
Home equity loans and lines of credit	51		—
Consumer	110		90
Total charge-offs	1,827		114

Recoveries:
Commercial real estate	—		—
Commercial and industrial	59		—
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	—		1
Consumer	10		17
Total recoveries	69		18

Net charge-offs	1,758		96

Allowance at end of period	$23,393		$16,493

Allowance to non-performing loans	166.31%		148.77%
Allowance to total loans outstanding at the end of the period	2.06%		1.51%
Net charge-offs to average loans outstanding during the period	0.31	%(1)	0.02	%(1)

(1)	Annualized.

The six months ended December 31, 2020 included charge-offs in the amount of $1.6 million of commercial and industrial loans.

Loan Deferrals Related to COVID-19 Pandemic. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

In the table below, the commercial loan portfolio is presented by industry sector with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The commercial loan industry sector balances and deferrals are as of December 31, 2020.

	Loans by Industry Sector		Deferrals as of December 31, 2020
		Percentage of		Percentage of	Percentage of
	December 31, 2020	Commercial		Industry	Commercial
	Balance	Loans	Balance	Sector	Loans

	(Dollars in thousands)
Commercial Loans:
Real estate
Residential real estate, including lessors of residential buildings	$139,318	18.9%	$8,814	6.3%	1.3%
Non-residential real estate
Office	63,924	8.6%	—	0.0%	0.0%
Retail	73,148	9.9%	3,317	4.5%	0.4%
Industrial	25,401	3.4%	—	0.0%	0.0%
Self-storage	6,812	0.9%	—	0.0%	0.0%
Mixed use	25,188	3.4%	864	3.4%	0.1%
Other real estate	31,359	4.2%	—	0.0%	0.0%
Total real estate	365,150	49.3%	12,995	3.6%	1.8%
Construction	116,077	15.7%	—	0.0%	0.0%
Accommodation and food service	68,917	9.3%	25,933	37.6%	3.5%
Retail trade	33,698	4.6%	930	2.8%	0.1%
Wholesale trade	22,035	3%	—	0.0%	0.0%
Finance and insurance	13,412	1.8%	—	0.0%	0.0%
Healthcare and social assistance	21,455	2.9%	—	0.0%	0.0%
Manufacturing	18,650	2.5%	709	3.8%	0.1%
Arts, entertainment and recreation	11,774	1.6%	—	0.0%	0.0%
Other	68,509	9.3%	—	0.0%	0.0%
Total commercial loans	$739,677	100.0%	$40,567	5.5%	5.5%

As of December 31, 2020, the Company had in relation to its commercial borrowers COVID-19 related financial hardship payment deferrals related to 24 loans representing $40.6 million of the Company’s commercial loan balances, which is down from 144 loans representing $170.3 million as of June 30, 2020.

In the table below, the residential mortgage, home equity loans and lines, and consumer loan portfolios are presented with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The loan portfolio balances and deferrals are as of December 31, 2020:

	Loans by Portfolio	Deferrals as of December 31, 2020
	December 31, 2020		Percentage of
	Balance	Balance	Loan Category

	(Dollars in thousands)
Residential mortgages	$287,176	$2,580	0.9%
Home equity loans and lines	77,068	—	0.0%
Consumer	29,222	—	0.0%

As of December 31, 2020, the Company had in relation to its consumer borrowers COVID-19 related financial hardship payment deferrals related to nine loans representing $2.6 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, which is down from 110 loans representing $27.4 million as of June 30, 2020.

Although the amount of commercial and consumer loans in deferral status at December 31, 2020 has declined from June 30, 2020, there are borrowers continuing to experience COVID-19 related financial hardships. The Company anticipates that delinquent and nonperforming loans will increase in future periods as borrowers that continue to experience COVID-19 related financial hardships will be unable to continue loan payments consistent with their contractual obligations and the Company may be required to make additional provisions for loan losses.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2020, we had the ability to borrow up to $369.1 million, of which none was utilized for borrowings and $145.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At December 31, 2020, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the second quarter of fiscal 2021.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2020.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2020, cash and cash equivalents totaled $196.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $130.4 million at December 31, 2020.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2020 totaled $60.2 million, or 4.55%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At December 31, 2020, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies issued rules to set the Community Bank Leverage Ratio at 8% beginning in the second calendar quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The rule took effect on January 1, 2020. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio.

As of December 31, 2020, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of December 31, 2020

Tier 1 (leverage) capital	$179,035	11.43%	$62,653	4.00%	N/A	N/A	$78,317	5.00%
Risk-based capital
Common Tier 1	$179,035	16.19%	$49,749	4.50%	$77,387	7.00%	$71,859	6.50%
Tier 1	$179,035	16.19%	$66,332	6.00%	$93,970	8.50%	$88,442	8.00%
Total	$192,973	17.46%	$88,442	8.00%	$116,081	10.50%	$110,553	10.00%

As of June 30, 2020

Tier 1 (leverage) capital	$175,424	11.53%	$60,868	4.00%	N/A	N/A	$76,085	5.00%
Risk-based capital
Common Tier 1	$175,424	15.33%	$51,503	4.50%	$80,115	7.00%	$74,393	6.50%
Tier 1	$175,424	15.33%	$68,670	6.00%	$97,283	8.50%	$91,561	8.00%
Total	$189,835	16.59%	$91,561	8.00%	$120,173	10.50%	$114,451	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of December 31, 2020

Tier 1 (leverage) capital	$27,928	8.39%	$13,323	4.00%	N/A	N/A	$16,654	5.00%
Risk-based capital
Common Tier 1	$27,928	51.36%	$2,447	4.50%	$3,806	7.00%	$3,535	6.50%
Tier 1	$27,928	51.36%	$3,263	6.00%	$4,622	8.50%	$4,350	8.00%
Total	$27,928	51.36%	$4,350	8.00%	$5,710	10.50%	$5,438	10.00%

As of June 30, 2020

Tier 1 (leverage) capital	$27,144	8.11%	$13,388	4.00%	N/A	N/A	$16,736	5.00%
Risk-based capital
Common Tier 1	$27,144	45.91%	$2,661	4.50%	$4,139	7.00%	$3,843	6.50%
Tier 1	$27,144	45.91%	$3,548	6.00%	$5,026	8.50%	$4,730	8.00%
Total	$27,144	45.91%	$4,730	8.00%	$6,209	10.50%	$5,913	10.00%

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

At December 31, 2020, we had $266.9 million of commitments to originate or purchase loans, comprised of $178.4 million of commitments under commercial loans and lines of credit (including $25.7 million of unadvanced portions of commercial construction loans), $50.0 million of commitments under home equity loans and lines of credit, $30.4 million of commitments to purchase one- to four-family residential real estate loans and $8.1 million of unfunded commitments under consumer lines of credit. In addition, at December 31, 2020, the Company had $28.0 million in standby letters of credit outstanding.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our financial reporting disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. The term “disclosure controls and procedures,” under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, solely as a result of the material weakness in internal control over financial reporting described below, which continued to exist as of December 31. 2020, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleged that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decided the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint named several additional corporate entities affiliated with the Mann Parties as co-defendants and asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint sought a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim in the amended complaint, which also postponed the Pioneer Parties’ deadline to file an answer to the amended complaint until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion for both leave to file a second amended complaint and for reconsideration of the court’s dismissal of Southwestern’s fraud claim.  On May 1, 2020, the Pioneer Parties filed their answer to Southwestern’s amended complaint. The Pioneer Parties asserted numerous affirmative defenses, counterclaims against Southwestern, and cross-claims against certain of the Mann Parties, including for common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest. On July 7, 2020, the court granted Southwestern leave to file a second amended complaint, which Southwestern filed on July 16, 2020. Southwestern’s second amended complaint asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting – and sought a monetary judgment of at least $9.8 million. On July 30, 2020, the Pioneer Parties filed an amended answer to Southwestern’s second amended complaint, which asserted the same affirmative defenses, counterclaims, and cross-claims as the Pioneer Parties’ prior answer to Southwestern’s amended complaint. This matter is currently in discovery.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On January 10, 2020, the Pioneer Parties filed opposition to NatPay’s motion to intervene. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene. While the district judge has not yet adopted the magistrate’s recommended decision, NatPay was allowed to file its complaint in intervention on August 18, 2020. NatPay’s complaint includes claims for declaratory judgment, conversion, fraud, gross negligence, unjust enrichment and constructive trust, and for an accounting against the Pioneer Parties. The prayer for relief in NatPay’s complaint seeks “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On September 8, 2020, the Pioneer Parties filed their answer and affirmative defenses to NatPay’s complaint. As noted, this matter is currently in discovery.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division. Cachet is currently involved in legal proceedings against certain Mann Parties and other related parties. The Bank is not listed as a creditor in the bankruptcy proceedings. However, in the filings with the bankruptcy court, Cachet asserts that the Bank is holding approximately $8.5 million of its funds. The Company and the Bank dispute this assertion and, if necessary, intend to defend themselves vigorously.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss five of Berkshire Bank’s claims. On December 18, 2020, Berkshire filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss. The court has not yet issued a decision on the Bank’s motion to dismiss.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss three of Chemung’s four claims. On December 18, 2020, Chemung filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss. The court has not yet issued a decision on the Bank’s motion to dismiss.

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully set off approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Pioneer Parties moved to dismiss the DOJ’s complaint as against them on October 1, 2020. On October 21, 2020, the DOJ filed an amended complaint, which mooted the Pioneer Parties’ motion to dismiss the DOJ’s original complaint. The amended complaint dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described in Part I – Financial Information, Item 2- “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments – Mann Entities Related Fraudulent Activity,” and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint. This matter is currently in discovery.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On November 5, 2020, the Pioneer Parties moved to dismiss the complaint in its entirety. On December 4, 2020, AXH filed papers in opposition to the Pioneer Parties’ motion to dismiss.  On December 14, 2020, the Pioneer Parties filed their reply in support of their motion to dismiss.  The court has not yet issued a decision on the Pioneer Parties’ motion to dismiss.

On December 1, 2020, the Bank filed a complaint in the Supreme Court of the State of New York against Teal, Becker & Chiaramonte, CPAs, P.C. (“TBC”), Mr. Pasquale M. Scisci and Mr. Vincent Commisso (collectively, with TBC, the “TBC Parties”), alleging professional malpractice by the TBC Parties in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries (“Valuewise Entities”) for the fiscal years 2010 to 2018.  The Bank asserts that the TBC Parties were aware that the primary, if not the exclusive, reason the Valuewise Entities engaged TBC to audit their financial statements was to provide the Bank with accurate financial information that the Bank would rely on in evaluating whether to provide loans to the Valuewise Entities. The Bank contends that, among other matters, Mr. Michael Mann used the Valuewise Entities to defraud the Bank because of the professional malpractice of the TBC Parties and that if the TBC Parties had not committed professional malpractice by issuing unqualified “clean” opinions on the financial statements of the Valuewise Entities for fiscal years 2010 to 2018, the Bank would never have continued loaning money to the Valuewise Entities. The Banks seeks to recover damages of at least $34.1 million (plus interest) sustained by it as a result of the professional malpractice of the TBC Parties. The TBC Parties filed their answer to the Bank’s complaint on February 12, 2021. This matter is currently in discovery.

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

Management is assessing the effect of the Restatement on the Company’s internal control over financial reporting and its disclosure controls and procedures, all as described in Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

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

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home, including the State of New York. During the fourth fiscal quarter of 2020, some of these restrictions were removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. It is not clear when the pandemic will abate. This crisis has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment as the U.S. economy entered a recession. Since the COVID-19 outbreak, millions of people have filed claims for unemployment, and stock markets have experienced extreme volatility with bank stocks significantly declining in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark Fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows.  The State of New York and certain Federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). Recent New York legislation allows certain borrowers to seek forbearance on residential mortgage loans (including home equity loans) if financial hardship is demonstrated as a result of COVID-19 for up to 180 days with an option for an additional 180 days. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The success of these measures is not yet entirely known and those measures may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on the Company’s business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of the COVID-19 pandemic on the Company’s borrowers, the Company may also experience higher rates of default and increased credit losses in future periods.

Additionally, we are a participating lender in the Paycheck Protection Program (“PPP”) under the CARES Act.  Under the PPP, small businesses may, subject to certain regulatory requirements, obtain low interest (1%), government-guaranteed SBA loans. These loans may be forgiven if the funds are used for designated expenses and meet certain designated requirements. If our borrowers fail to qualify for PPP loan forgiveness, or if the PPP loans are not fully guaranteed by the US government, we risk holding loans with unfavorable terms and may experience losses related to our PPP loans. Government programs such as the PPP are complex and the Company’s participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to its reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company’s business, financial position, results of operations and prospects. The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. It is unknown when there will be a return to normal business activity and a subsiding of the economic stress associated with the pandemic. Prolonged continuation of the pandemic could worsen these risks and impacts. Until the pandemic subsides, the Company expects continued draws on lines of credit, reduced revenues in many of its fee-related businesses and increased customer and client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy may experience a prolonged economic slowdown or recession, and our business would be materially and adversely affected by a prolonged economic slowdown or recession.

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
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

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