Form 10-K
period 2021-06-30
Pioneer Bancorp, Inc./MD
filed 2021-09-28
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2021

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $10.57 as of December 31, 2020 was $112.1 million.

As of September 27, 2021 there were 25,977,679 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

PART I

ITEM 1.Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to:

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

At June 30, 2021, we had consolidated total assets of $1.8 billion, total deposits of $1.5 billion and shareholders’ equity of $237.8 million. The Bank is subject to comprehensive regulation and examination by the NYSDFS and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.pioneerny.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

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

The total population in our primary market area in 2021 is approximately 1.0 million, as estimated by Claritas, which provides demographic data based on U.S. Census and other data sources. Of the seven counties in our market area, Saratoga County has the highest level of median household income, estimated at $91,331 in 2021 and projected to grow nearly 11.3% through 2026, and Greene County has the lowest median household income, estimated at $58,055 in 2021 and projected to grow 5.4% through 2026, compared to the 2021 estimated median household income of $74,403 and $67,086 for New York and the United States as a whole, respectively.

As of June 30, 2021, unemployment rates, according to the New York State Department of Labor, were 4.8% for Albany County, 5.3% for Greene County, 4.8% for Rensselaer County, 4.2% for Saratoga County, 5.4% for Schenectady County, 4.8% for Schoharie County and 4.8% for Warren County. As of June 30, 2021, the unemployment for the United States, New York State and the Capital Region of New York was 5.9%, 7.3% and 4.7%, respectively.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2021 (the latest date for which information is available), we had 3.34% of the FDIC insured deposit market share in Albany County among the 21 institutions with offices in the county, 18.11% of the FDIC insured deposit market share in Rensselaer County among the 11 institutions with offices in the county, 3.10% of the FDIC insured deposit market share in Saratoga County among the 17 institutions with offices in the county, 1.23% of the FDIC insured deposit market share in Greene County among the seven institutions with offices in the county, 4.40% of the FDIC insured deposit market share in Schenectady County among the 13 institutions with offices in the county and 0.61% of the FDIC insured deposit market share in Warren County among the 10 institutions with offices in the county. In all six counties, either New York City money center banks (e.g. JP Morgan Chase and Bank of America) or large regional banks (e.g., Key Bank, Citizens Bank, M&T Bank and TD Bank) have a large presence.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Commercial real estate	$490,115	44.5%	$450,452	38.5%	$414,375	38.9%	$375,852	37.7%	$399,074	42.2%
Commercial and industrial	167,912	15.2%	237,223	20.3%	183,262	17.2%	194,183	19.5%	179,908	19.1%
Commercial construction(1)	64,914	5.9%	91,805	7.8%	85,274	8.0%	84,569	8.5%	67,928	7.2%
One-to four-family residential real estate	279,508	25.3%	279,960	23.9%	281,388	26.4%	249,635	25.0%	202,733	21.5%
Home equity loans and lines of credit	75,469	6.8%	80,345	6.9%	80,258	7.5%	78,286	7.8%	76,132	8.1%
Consumer	25,568	2.3%	30,860	2.6%	21,482	2.0%	14,977	1.5%	18,042	1.9%
Total loans receivable	1,103,486	100.0%	1,170,645	100.0%	1,066,039	100.0%	997,502	100.0%	943,817	100.0%
Less:
Net deferred loan costs	1,572		605		2,398		1,910		765
Allowance for losses	(23,259)		(22,851)		(14,499)		(13,510)		(11,820)
Total loans receivable, net	$1,081,799		$1,148,399		$1,053,938		$985,902		$932,762

(1)	Represents amounts disbursed at June 30, 2021, 2020, 2019, 2018 and 2017. The undrawn amounts of the commercial construction loans totaled $16.1 million, $35.8 million, $83.7 million, $68.3 million and $76.8 million at June 30, 2021, 2020, 2019, 2018 and 2017, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

				One- to Four-	Home Equity
	Commercial Real	Commercial and	Commercial	Family	Loans and Lines
June 30, 2021	Estate	Industrial	Construction (1)	Residential	of Credit	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$39,952	$89,723	$4,331	$107	$75	$18,736	$152,924
More than one to five years	138,604	63,873	38,345	3,314	2,342	4,960	251,438
More than five years	311,559	14,316	22,238	276,087	73,052	1,872	699,124
Total	$490,115	$167,912	$64,914	$279,508	$75,469	$25,568	$1,103,486

(1)	Includes commercial construction loans that convert to commercial real estate loans upon completion of the construction phase.

The following table sets forth our fixed and adjustable-rate loans at June 30, 2021 that are contractually due after June 30, 2022.

	Due After June 30, 2022
	Fixed	Adjustable	Total

	(In thousands)
Commercial:
Commercial real estate	$40,942	$409,221	$450,163
Commercial and industrial	59,631	18,558	78,189
Commercial construction	3,242	57,341	60,583
One- to four-family residential real estate	250,967	28,434	279,401
Home equity loans and lines of credit	43,185	32,209	75,394
Consumer	5,652	1,180	6,832
Total loans	$403,619	$546,943	$950,562

Commercial Real Estate Loans. At June 30, 2021, we had $490.1 million in commercial real estate loans, representing 44.5% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties, substantially all of which are located in our primary market area. At June 30, 2021, multi-family residential real estate loans, which are described below, totaled $79.4 million. Excluding multi-family loans, $100.6 million of our commercial real estate portfolio was owner-occupied real estate and $310.1 million was secured by income producing, or non-owner-occupied real estate.

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

At June 30, 2021, multi-family real estate loans, which we consider a sub-category of commercial real estate loans, totaled $79.4 million, or 16.2% of our commercial real estate loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units within our market area. We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally of up to 25 years

(or 30 years if the age of the collateral is less than 10 years old), which may include balloon payments. Interest rates and payments on our adjustable-rate loans adjust generally every five years and generally are indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin.

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

Commercial and Industrial Loans. We originate commercial loans and lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At June 30, 2021, commercial and industrial loans totaled $167.9 million, or 15.2% of our total loan portfolio. Customers for these loans include professional businesses, family-owned businesses and not for profit businesses. As part of our relationship-driven focus, we generally require our commercial borrowers to maintain a deposit account with us, which improves our interest rate spread, margin and overall profitability.

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

Commercial and industrial loans also include loans originated under the Paycheck Protection Program (“PPP”), a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The program ended May 31, 2021 and the Bank is now working with borrowers on the forgiveness phase of the program. As of June 30, 2021, the Bank’s commercial loan portfolio included 381 PPP loans totaling $51.5 million.

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

Commercial Construction Loans. We originate loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to fund infrastructure improvements. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At June 30, 2021, commercial construction loans totaled $64.9 million, or 5.9% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $16.1 million at June 30, 2021.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2021, $279.5 million, or 25.3%, of our total loan portfolio consisted of one- to four-family residential real estate loans (residential mortgages). In January 2016, we entered into a strategic partnership with Homestead Funding Corp., an unaffiliated mortgage banking company, to outsource our residential mortgage loan originations, underwriting and closing processes. As a result, we no longer process this type of loan in-house; and instead, residential mortgage loans are processed through Homestead Funding Corp. Pioneer Bank has no ownership interest in this company or any common employees or directors. Homestead Funding Corp.’s staff receives the loan referral from us and then handles the underwriting, processing and closing of the loan. One- to four-family residential real estate loans are funded by Homestead Funding Corp. with an option for the Bank to purchase the loan upon funding. Through our relationship with Homestead Funding Corp., we can assist applicants in obtaining financing from the mortgage banking company, but we are not required to commit to purchase or portfolio any loan originated by Homestead Funding Corp. The decision whether to acquire each loan is made at the time the borrower’s application is submitted to Homestead Funding Corp. and must generally comply with underwriting guidelines that we have approved. However, the Bank normally purchases such loans so long as they meet our underwriting standards. We may also purchase one- to four-family residential real estate loans from Homestead Funding Corp. to customers who were not referred to the mortgage banking company by the Bank.

For each purchased loan, we generally pay a fixed aggregate fee to Homestead Funding Corp. of 1.75% of the loan balance. This fixed aggregate fee is paid by us regardless of whether the loan was originated by the mortgage banking company directly or was due to our customer referral. We receive no fee for referring a customer to Homestead Funding Corp. For the year ended June 30, 2021, we purchased for our portfolio $67.2 million of loans originated through Homestead Funding Corp. As part of purchasing the loans, we typically acquire the servicing rights to the loans in order to best assist the customer relationship. The purchased loans are acquired from Homestead Funding Corp. without recourse or any right against the mortgage banking company to require the loans to be repurchased from us. The fixed aggregate fee we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed-rate single-family mortgage loans, as well as adjustable-rate single-family loans, with maturities up to 30 years. At June 30, 2021, our one- to four-family residential real estate loans consisted of $251.1 million of fixed-rate loans and $28.4 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area and many are underwritten according to Fannie Mae guidelines. We refer to loans that conform to the Fannie Mae guidelines as “conforming loans.”  We also purchase for our portfolio loans above the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at June 30, 2021 was $548,250 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At June 30, 2021, we had $69.1 million in jumbo loans.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied, one- to four-family residences. At June 30, 2021, outstanding home equity loans and equity lines of credit totaled $75.5 million, or 6.8% of total loans outstanding. At June 30, 2021, the unadvanced portion of home equity lines of credit totaled $52.6 million.

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

Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At June 30, 2021, $27.4 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans primarily consist of personal loans to the owners of certain commercial businesses who have commercial loans with us, and to a lesser extent, loans on automobiles and overdraft accounts. At June 30, 2021, consumer loans were $25.6 million, or 2.3% of our total loan portfolio.

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

Originations, Purchases, Participations and Sales of Loans

Lending activities are conducted by our loan personnel operating at our main and branch office locations. We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate, or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity may be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above. However, we sell participations in loans to other financial institutions in which we generally act as the lead lender. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan. We primarily participate in commercial real estate loans (including multi-family real estate loans), commercial and industrial loans and commercial construction loans. From time to time, we may purchase participation interests in loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At June 30, 2021, the outstanding balances of our loan participations where we are not the lead lender totaled $40.4 million, of which $24.2 million were commercial or multi-family real estate loans, $6.8 million were commercial and industrial loans and $9.4 million were commercial construction loans.

Loan Approval Procedures and Authority

Pursuant to New York law, the aggregate amount of loans that Pioneer Bank is permitted to make to any one borrower, or a group of related borrowers is generally limited to 15% of Pioneer Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At June 30, 2021, based on the 15% limitation, Pioneer Bank’s loans-to-one-borrower limit was approximately $28.0 million. On the same date, Pioneer Bank had no borrower with outstanding balances in excess of this amount.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2021			2020			2019
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$5	$5,002	$5,738	$23	$211	$2,270	$3	$—	$5,490
Commercial and industrial	—	318	1,970	—	26	1,551	—	—	42
Commercial construction	—	—	695	—	—	1,319	—	—	1,377
One- to four-family residential real estate	673	1,345	2,049	2,666	1,272	3,505	156	217	2,699
Home equity loans and lines of credit	193	97	1,233	1,217	1,259	1,383	476	318	988
Consumer	2	—	202	39	4	12	5	—	19
Total	$873	$6,762	$11,887	$3,945	$2,772	$10,040	$640	$535	$10,615

	At June 30,
	2018			2017
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$634	$21	$2,083	$476	$2,135	$2,599
Commercial and industrial	1,346	45	659	61	—	7
Commercial construction	205	—	—	—	—	—
One- to four-family residential real estate	716	781	4,696	1,080	399	3,908
Home equity loans and lines of credit	205	385	1,183	462	58	1,028
Consumer	7	1	24	101	100	354
Total	$3,113	$1,233	$8,645	$2,180	$2,692	$7,896

Loans that were 30-59 days past due totaled $873,000 at June 30, 2021, representing a decrease from $3.9 million at June 30, 2020; loans that were 60-89 days past due totaled $6.8 million at June 30, 2021, an increase from $2.8 million at June 30, 2020 and loans that were 90 days or more past due totaled $11.9 million at June 30, 2021, representing an increase from $10.0 million at June 30, 2020. The decrease in loans that were 30-59 days past due was primarily a result of declines in one- to four-family residential real estate loans and home equity loans and lines of credit being elevated as of June 30, 2020 from the economic shutdown related to COVID-19. The increase in loans that were 60-89 days past due was primarily due to an increase in commercial real estate loans which included one loan in the amount of $5.0 million secured by a mixed-use property. The increase in loans that were 90 days or more past due included an increase in commercial real estate loans of $3.4 million primarily related to one loan in the amount of $2.2 million secured by an office building that was on non-accrual status as of June 30, 2021.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. Non-accrual loans include non-accruing troubled debt restructurings of $185,000, $235,000 and $2.1 million as of June 30, 2019, 2018 and 2017, respectively. There were no non-accruing troubled debt restructurings as of June 30, 2021 and 2020.

	At June 30,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$10,527	$3,364	$5,618	$2,236	$2,375
Commercial and industrial	465	95	42	705	3
Commercial construction	550	1,319	1,377	—	—
One- to four-family residential real estate	4,993	4,807	4,028	3,834	3,325
Home equity loans and lines of credit	2,043	1,865	1,497	970	899
Consumer	187	210	—	—	—
Total non-accrual loans	18,765	11,660	12,562	7,745	6,602

Accruing loans past due 90 days or more:
Commercial real estate	1,476	143	58	180	225
Commercial and industrial	1,525	1,455	—	—	4
Commercial construction	145	—	—	—	—
One- to four-family residential real estate	—	—	—	1,232	583
Home equity loans and lines of credit	—	—	41	330	129
Consumer	15	12	19	24	354
Total accruing loans past due 90 days or more	3,161	1,610	118	1,766	1,295

Real estate owned:
Commercial real estate	—	99	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	365	161	158	—	—
Home equity loans and lines of credit	—	—	—	72	—
Consumer	—	—	—	—	—
Total real estate owned	365	260	158	72	—

Total non-performing assets	$22,291	$13,530	$12,838	$9,583	$7,897

Total accruing troubled debt restructured loans	$2,200	$2,200	$—	$—	$—

Total non-performing loans to total loans	1.99%	1.13%	1.19%	0.95%	0.84%
Total non-performing assets to total assets	1.24%	0.89%	0.87%	0.75%	0.70%

For the year ended June 30, 2021, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $759,000. Interest income recognized on such loans for the year ended June 30, 2021 was $11,000.

During the year ended June 30, 2021, non-accrual loans increased primarily with respect to two commercial real estate loan relationships including a $5.1 million loan relationship secured by a hotel and banquet facilities, as well as, a $2.2 million loan relationship secured by an office building. At June 30, 2021, accruing loans past due 90 days or more increased to $3.2 million from $1.6 million at June 30, 2020 and were primarily related to certain commercial real estate loans that matured and were in the process of being extended at year end.

Loan Deferrals Related to COVID-19 Pandemic.  The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under accounting principles generally accepted in the United States of America (“GAAP”) related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the Financial Accounting Standards Board, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has worked with its customers affected by COVID-19 and accommodated a significant amount of loan modifications across its loan portfolios. To the extent that additional modifications meet the criteria previously described, such modifications are not expected to be classified as troubled debt restructurings.

In the table below, the commercial loan portfolio is presented by industry sector with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The commercial loan industry sector balances and deferrals are as of June 30, 2021.

	Loans by Industry Sector		Deferrals as of June 30, 2021
		Percentage of		Percentage of	Percentage of
	June 30, 2021	Commercial		Industry	Commercial
	Balance	Loans	Balance	Sector	Loans

	(Dollars in thousands)
Commercial Loans:
Real estate
Residential real estate, including lessors of residential buildings	$145,146	20.1%	$5,033	3.5%	0.7%
Non-residential real estate
Office	62,084	8.6%	—	0.0%	0.0%
Retail	75,105	10.4%	—	0.0%	0.0%
Industrial	22,998	3.2%	—	0.0%	0.0%
Self-storage	6,711	0.9%	—	0.0%	0.0%
Mixed use	24,575	3.4%	—	0.0%	0.0%
Other real estate	34,751	4.8%	—	0.0%	0.0%
Total real estate	371,370	51.4%	5,033	1.4%	0.7%
Construction	119,018	16.5%	—	0.0%	0.0%
Accommodation and food service	71,231	9.9%	11,233	15.8%	1.6%
Retail trade	26,778	3.7%	—	0.0%	0.0%
Wholesale trade	23,309	3.2%	—	0.0%	0.0%
Finance and insurance	5,182	0.7%	—	0.0%	0.0%
Healthcare and social assistance	21,303	2.9%	—	0.0%	0.0%
Manufacturing	21,998	3%	—	0.0%	0.0%
Arts, entertainment and recreation	11,495	1.6%	—	0.0%	0.0%
Other	51,257	7.1%	—	0.0%	0.0%
Total commercial loans	$722,941	100.0%	$16,266	2.2%	2.2%

As of June 30, 2021, the Company had in relation to its commercial borrowers COVID-19 related financial hardship payment deferrals totaling four loans representing $16.3 million of the Company’s commercial loan balances, which is down from 144 loans representing $170.3 million of the Company’s commercial loan balances as of June 30, 2020. As of June 30, 2021, commercial loan deferrals included two loans totaling $9.6 million on non-accrual status which were classified as substandard and two loans totaling $6.6 million accruing interest, of which $1.6 million was classified as special mention and $5.0 million was not a classified asset.

In the table below, the residential mortgage, home equity loans and lines, and consumer loan portfolios are presented with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The loan portfolio balances and deferrals are as of June 30, 2021.

	Loans by Portfolio	Deferrals as of June 30, 2021
	June 30, 2021		Percentage of
	Balance	Balance	Loan Category

	(Dollars in thousands)
Residential mortgages	$279,508	$1,408	0.5%
Home equity loans and lines	75,469	49	0.1%
Consumer	25,568	—	0.0%

As of June 30, 2021, the Company had in relation to its consumer borrowers COVID-19 related financial hardship payment deferrals totaling nine loans representing $1.4 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, which is down from 110 loans representing $27.4 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances as of June 30, 2020. As of June 30, 2021, consumer borrower loan deferrals included three loans totaling $757,000 on non-accrual status and classified as substandard and six loans totaling $700,000 accruing interest and which were not classified assets.

Although the amount of commercial and consumer loans in deferral status at June 30, 2021 has declined from June 30, 2020, there are borrowers continuing to experience COVID-19 related financial hardships. The Company believes that delinquent and nonperforming loans may increase in future periods as borrowers that continue to experience COVID-19 related financial hardships may be unable to continue loan payments consistent with their contractual obligations and the Company may be required to make additional provisions for loan losses.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of June 30, 2021, 2020 and 2019. The classified loans total at June 30, 2021 included $19.5 million of non-performing loans.

	At June 30,
	2021	2020	2019

	(In thousands)
Classification of Loans:
Substandard	$38,411	$33,228	$16,517
Doubtful	3,043	53	—
Loss	—	—	—
Total Classified Loans	$41,454	$33,281	$16,517
Special Mention	$34,860	$6,499	$2,666

Total classified loans increased $8.2 million from $33.3 million at June 30, 2020 to $41.5 million at June 30, 2021 due to an increase in substandard loans primarily consisting of three commercial real estate loan relationships secured by office and residential real estate properties, as well as, two commercial and industrial loan relationships in the manufacturing and other industries. In addition, classified doubtful loans increased by $3.0 million primarily due to one commercial real estate loan relationship secured by office property. These newly classified substandard and doubtful loans were partially offset by certain relationships being upgraded, paid down or charged-off.

Total special mention commercial loans increased $28.4 million to $34.9 million at June 30, 2021 from $6.5 million at June 30, 2020 primarily due to three commercial real estate loan relationships in the accommodation and food service industry totaling $8.1 million, $6.7 million and $6.3 million, as well as, one commercial real estate loan relationship in the arts and recreation industry totaling $6.6 million that were continuing to experience COVID-19 related financial hardships.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or for the Years Ended June 30,
	2021	2020	2019	2018	2017

	(Dollars in thousands)
Allowance at beginning of year	$22,851	$14,499	$13,510	$11,820	$9,794
Provision for loan losses	4,050	6,790	18,150	1,970	2,395

Charge offs:
Commercial real estate	—	—	—	121	—
Commercial and industrial	2,385	5	16,886	53	38
Commercial construction	790	—	—	—	—
One- to four-family residential real estate	289	19	85	—	148
Home equity loans and lines of credit	142	—	47	17	104
Consumer	237	162	179	152	165
Total charge-offs	3,843	186	17,197	343	455

Recoveries:
Commercial real estate	—	—	—	—	—
Commercial and industrial	131	1,707	—	—	5
Commercial construction	—	—	—	—	—
One- to four-family residential real estate	—	—	—	—	—
Home equity loans and lines of credit	20	1	—	3	15
Consumer	50	40	36	60	66
Total recoveries	201	1,748	36	63	86

Net charge-offs (recoveries)	3,642	(1,562)	17,161	280	369

Allowance at end of year	$23,259	$22,851	$14,499	$13,510	$11,820

Allowance to non-performing loans	106.08%	172.20%	114.35%	142.05%	149.68%
Allowance to total loans outstanding at the end of the year	2.11%	1.95%	1.38%	1.35%	1.25%
Net charge-offs (recoveries) to average loans outstanding during the year	0.32%	(0.14)%	1.66%	0.03%	0.04%

Net charge-offs increased to $3.6 million for the year ended June 30, 2021, compared to a net recovery of $1.6 million for the year ended June 30, 2020. Net charge-offs for the year ended June 30, 2021 included the charge-off of three commercial loan relationships totaling $3.1 million. The year ended June 30, 2020 included a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities’ commercial loan relationships in the third fiscal quarter of 2020. During the year ended June 30, 2019, our total charge-offs of $17.2 million included a $15.8 million charge-off related to the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships which were recognized in the fourth fiscal quarter of 2019.

At June 30, 2021, the allowance for loan losses included specific reserves totaling $1.0 million, including $570,000 for three commercial and industrial loan relationships classified as impaired and $464,000 for one commercial real estate loan classified as impaired.

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

	At June 30,
	2021			2020			2019
		Percent of			Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$12,324	52.9%	44.5%	$10,549	46.2%	38.5%	$6,440	44.4%	39.6%
Commercial and industrial	4,373	18.8%	15.2%	4,885	21.4%	20.3%	3,293	22.7%	15.9%
Commercial construction	1,603	6.9%	5.9%	2,136	9.3%	7.8%	1,324	9.1%	8.1%
One- to four-family residential real estate	3,224	13.9%	25.3%	3,484	15.2%	23.9%	2,360	16.3%	26.8%
Home equity loans and lines of credit	1,295	5.6%	6.8%	1,303	5.7%	6.9%	813	5.6%	7.6%
Consumer	440	1.9%	2.3%	494	2.2%	2.6%	269	1.9%	2.0%
Total	$23,259	100.0%	100.0%	$22,851	100.0%	100.0%	$14,499	100.0%	100.0%

	At June 30,
	2018			2017
		Percent of			Percent of
		Allowance			Allowance
		in Category	Percent of		in Category	Percent of
	Allowance	to Total	Loans in	Allowance	to Total	Loans in
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$5,254	38.8%	37.7%	$5,978	50.6%	42.3%
Commercial and industrial	3,977	29.5%	19.5%	2,565	21.7%	19.1%
Commercial construction	1,183	8.8%	8.5%	963	8.1%	7.2%
One- to four-family residential real estate	2,166	16.0%	25.0%	1,427	12.1%	21.5%
Home equity loans and lines of credit	770	5.7%	7.8%	740	6.3%	8.1%
Consumer	160	1.2%	1.5%	147	1.2%	1.9%
Total	$13,510	100.0%	100.0%	$11,820	100.0%	100.0%

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

U.S. Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2021, U.S. Government securities consisted of U.S. Treasury securities.

Municipal Securities. We invest in fixed-rate investment grade bonds issued primarily by municipalities in the State of New York.

Corporate Debt Securities. We invest in corporate debt securities issued primarily by companies in the financial sector.

Other Debt Securities. We invest in fixed rate collateralized mortgage obligations (“CMOs”) issued by Ginnie Mae, Freddie Mac or Fannie Mae, mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae and in other asset backed securities.

Equity Securities. At June 30, 2021, equity securities were comprised of common stock of companies in the financial, energy, health care, information technology, consumer cyclicals, industrials, materials and utility sectors.

The following tables set forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At June 30,
	2021		2020		2019
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$216,155	$216,041	$61,299	$61,511	$70,706	$70,867
Municipal obligations	47,800	47,797	13,381	13,385	14,666	14,699
Other debt securities	424	764	573	872	709	1,129
Total	$264,379	$264,602	$75,253	$75,768	$86,081	$86,695

	At June 30,
	2021		2020		2019
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities held to maturity:
Municipal obligations	$3,878	$3,939	$4,822	$4,917	$3,873	$3,887
Corporate debt securities	7,000	6,980	2,000	2,000	—	—
Total	$10,878	$10,919	$6,822	$6,917	$3,873	$3,887

	At June 30,
	2021		2020		2019
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Equity Securities:
Preferred stock	$—	—	6,007	5,056	6,007	5,040
Common stock	1,463	$2,879	$2,807	$3,477	$2,807	$3,618
Total	$1,463	$2,879	$8,814	$8,533	$8,814	$8,658

Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at June 30, 2021 are summarized in the following tables. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$50,224	0.15%	$150,388	0.52%	$15,543	0.90%	$—	—%	$216,155	$216,041	0.46%
Municipal obligations	39,765	0.61%	8,035	0.38%	—	—%	—	—%	47,800	47,797	0.57%
Other debt securities	—	—%	1	4.19%	40	2.88%	383	4.08%	424	764	3.97%
Total	$89,989		$158,424		$15,583		$383		$264,379	$264,602

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities held to maturity:
Municipal obligations	$2,922	0.87%	$861	1.77%	$95	4.07%	$—	—%	$3,878	$3,939	1.15%
Corporate debt securities	—	—%	—	—%	7,000	4.96%	—	—%	7,000	6,980	4.96%
Total	$2,922		$861		$7,095		$—		$10,878	$10,919

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. We generally request commercial business borrowers to maintain their primary deposit accounts with us. At June 30, 2021, we had no brokered deposits, but our policy permits us to access such funds if additional liquidity is necessary. We offer deposit accounts to municipalities through our limited purpose subsidiary, Pioneer Commercial Bank, at June 30, 2021, we held $380.4 million in municipal deposits, which represented 24.8% of our deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as towns, cities, school districts and other municipalities. We generally solicit their operating and savings accounts and not time-based deposits. Municipal deposit accounts are collateralized by Federal Home Loan Bank of New York letters of credit and by eligible government and government agency securities and municipal obligations. We believe that municipal deposits provide a low cost and stable source of funds and we intend to continue to solicit these types of funds.

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

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2021			2020			2019
			Average			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand accounts	$504,888	32.9%	—	$437,536	34.4%	—	$357,523	26.9%	—
Demand accounts	175,803	11.5%	0.13%	110,711	8.7%	0.13%	220,546	16.6%	0.17%
Savings accounts	300,835	19.7%	0.03%	258,581	20.4%	0.05%	250,856	18.8%	0.05%
Money market accounts	454,494	29.7%	0.08%	343,763	27.1%	0.27%	371,828	27.9%	0.59%
Certificates of deposit	94,876	6.2%	0.82%	119,559	9.4%	1.61%	130,565	9.8%	1.77%
Total	$1,530,896	100.0%	0.10%	$1,270,150	100.0%	0.25%	$1,331,318	100.0%	0.38%

As of June 30, 2021, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $41.8 million. The following table sets forth the maturity of these certificates as of June 30, 2021.

At
June 30, 2021
(In thousands)
Maturity Period:
Three months or less	$8,575
Over three through six months	5,480
Over six through twelve months	13,238
Over twelve months	14,459
Total	$41,752

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York (“FHLBNY”). At June 30, 2021, the Company pledged approximately $429.7 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2021, the maximum amount of funding available from the FHLBNY was $360.9 million, of which none was utilized for borrowings and $152.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits, resulting in $208.9 million of available borrowing capacity.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Year Ended June 30,
	2021	2020	2019

	(Dollars in thousands)

Balance outstanding at end of period	$—	$—	$—
Weighted average interest rate at the end of period	—%	—%	—%
Maximum amount of borrowings outstanding at any month end during the period	$—	$20,000	$30,000
Average balance outstanding during the period	$—	$4,433	$4,027
Weighted average interest rate during the period	—%	0.68%	2.66%

Subsidiaries

Pioneer Commercial Bank. Pioneer Commercial Bank is a New York-chartered limited-purpose commercial bank wholly owned by Pioneer Bank. Pioneer Bank incorporated Pioneer Commercial Bank in October 2004 in order to be able to accept municipal deposits. New York State law prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). The limited-purpose commercial bank subsidiary has enabled us to establish banking relationships with municipalities and other public entities throughout our market area. At June 30, 2021, Pioneer Commercial Bank had $420.6 million in assets, consisting primarily of cash and municipal obligations. Pioneer Commercial Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the FDIC. All disclosures in this Annual Report on Form 10-K relating to Pioneer Bank are consolidated to include the activities of Pioneer Commercial Bank.

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

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of Pioneer Bank, provides wealth management services to Pioneer Bank’s customers in partnership with LPL Financial, a registered broker dealer. It had $671.0 million of assets under management at June 30, 2021. Pioneer Financial Services, Inc. operates from Pioneer Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this Annual Report on Form 10-K relating to Pioneer Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

Personnel

As of June 30, 2021, we had 233 full-time employees and 29 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, Pioneer Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the FDIC. Pioneer Bank is a member of the Federal Home Loan Bank of New York, and its deposits are insured up to applicable limits by the FDIC. Pioneer Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

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

New York Banking Law and Supervision

Supervision and Enforcement Authority. Pioneer Bank, as a New York-chartered savings bank, is regulated and supervised by the NYSDFS. The NYSDFS is required to regularly examine each state-chartered bank. The approval of the NYSDFS is required to establish or close branches, to merge with another bank and to undertake many other activities. Any New York-chartered savings bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to sanctions for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of its charter. The NYSDFS may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the savings bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, upon finding that a savings bank has engaged in an unfair or deceptive act or practice, the NYSDFS may issue an order to cease and desist and impose a fine on the savings bank. The NYSDFS also has the authority to appoint a receiver or conservator if it determines that the savings bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances. New York consumer protection and civil rights statutes applicable to Pioneer Bank permit private individual and class action lawsuits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

Federal Bank Regulation

Recent Regulatory Reform. On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Regulatory Relief Act’s provisions include, among other things: (1) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (2) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (3) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (4) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the Federal Deposit Insurance Corporation’s brokered-deposit regulations; (5) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; (6) allowing qualifying federal savings banks to elect to operate with the same powers available to a national bank; and (7) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the generally applicable leverage and risk-based capital requirements and the capital ratio for determining well-capitalized status. The federal banking regulators jointly issued a final rule on October 29, 2019, providing that a bank with less than $10 billion in assets may elect to use the community bank leverage ratio capital framework whereby it will be considered well-capitalized so long as the community bank’s leverage ratio is greater than 9%.  The new rule took effect on January 1, 2020. Pursuant to the CARES Act, the federal banking agencies issued a final rule in August 2020 to set the community bank leverage ratio at 8% beginning in the second calendar quarter of 2020 through the end of 2020. The community bank leverage ratio increased to 8.5% for calendar year 2021. Community banks will have until January 1, 2022 before the community bank leverage ratio requirement will return to 9%. Pioneer Bank elected not to be subject to this new definition when it became effective on January 1, 2020.

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

Capital Requirements. Under FDIC regulations, Pioneer Bank is subject to a comprehensive capital framework for U.S. banking organizations that was effective January 2015 (the Basel III capital rules).

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

The federal banking agencies, including the FDIC, issued a rule pursuant to the Regulatory Relief Act to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies issued a final rule in August 2020 to lower the community bank leverage ratio to 8% beginning in the second calendar quarter of 2020 through the end of 2020. In 2021, the community bank leverage ratio increased to 8.5% for the calendar year. The community bank leverage ratio requirement will return to 9% effective January 1, 2022. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2021 Pioneer Bank had not elected to be subject to the alternative framework.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At June 30, 2021, Pioneer Bank exceeded each of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5%

or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2021, Pioneer Bank was classified as a “well capitalized” institution.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches or acquire depository institutions by merger. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Pioneer Bank’s latest Federal Deposit Insurance Corporation CRA rating in September 2020 was “Satisfactory.”

In July 2021, the FDIC, Federal Reserve Board and the Office of the Comptroller of the Currency (the federal agency that primarily regulates national banks and federal savings associations) announced plans to jointly work to “strengthen and modernize” the CRA regulations and framework.  No timetable for a rulemaking was indicated.

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

Federal Home Loan Bank System

Pioneer Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Pioneer Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Pioneer Bank was in compliance with this requirement at June 30, 2021.

Holding Company Regulation

Federal Holding Company Regulation. Pioneer Bancorp, MHC and Pioneer Bancorp, Inc. are bank holding companies registered with the Federal Reserve Board and subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Pioneer Bancorp, MHC and Pioneer Bancorp, Inc. and their non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. The Federal Reserve Board must generally approve the acquisition of additional banks or savings associations by bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of June 30, 2021, Pioneer Bancorp, MHC and Pioneer Bancorp, Inc. were not “financial holding companies.”

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

Acquisition. Federal laws and regulations provide that no person (including a company) may acquire control of a bank holding company, such as Pioneer Bancorp, Inc., without the prior non-objection or approval of the Federal Reserve Board pursuant to the Change in Bank Control Act. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Pioneer Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. Any company that seeks to acquire “control” within the meaning of the Bank Holding Company Act, and the Federal Reserve Board regulations thereunder, must receive the prior approval of the Federal Reserve Board under that Act and, upon the acquisition, becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five year carryover period that has not been deducted is no longer deductible. At June 30, 2021, Pioneer Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Pioneer Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Pioneer Bank’s federal income tax returns and New York State income tax returns have not been audited in the last three years.

State Taxation

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 6.5% if New York State business income is less than $5.0 million, or 7.25% if New York State business income exceeds $5.0 million. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax rate is 0.05% for 2019, 0.025% for 2020 and 0.1875% for tax years 2021-2023. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

ITEM 1A.Risk Factors

Risk Factors Summary

An investment in our common stock involves substantial risks and uncertainties. Stockholders should carefully consider all of the information in this section. The most significant risks include the following:

Risks Relating to COVID-19 Pandemic

●	Our business, financial condition, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

Risks Related to Our Business

●	The Restatement of certain of our historical consolidated financial statements may have an adverse effect on us.
●	Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.
●	A large portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.
●	We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.
●	We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.
●	Our allowance for loan losses may not be sufficient to cover actual loan losses.
●	We are subject to fraud and compliance risk.
●	The Company is a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company’s financial condition and results of operations.
●	We are highly regulated, and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage.
●	Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations will subject us to fines or sanctions.
●	Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
●	Changes in interest rates may reduce our profits.
●	Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.
●	The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.
●	We use a third party to originate one- to four-family residential mortgage loans.
●	Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.
●	Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.
●	A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
●	Conditions in insurance markets could adversely affect our earnings.
●	Involvement in wealth management creates risks associated with the industry.
●	Changes in market conditions, changes in discount rates, changes in mortality assumptions or lower returns on assets may increase required contributions to, and costs associated with, our tax-qualified defined benefit plan in future periods.
●	Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.
●	Strong competition within our market area may reduce our profits and slow growth.

●	We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.
●	We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.
●	Our success depends on retaining certain key personnel.
●	Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
●	Changes in accounting standards could affect reported earnings.
●	The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements will increase our expenses.
●	Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
●	We are subject to environmental liability risk associated with lending activities.
●	We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Risks Relating to Ownership of Our Common Stock

●	Pioneer Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.
●	Our common stock is not heavily traded, and the stock price may fluctuate significantly.
●	Federal Reserve Board regulations and policy effectively prohibit Pioneer Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.
●	Our stock value may be negatively affected by applicable regulations that restrict stock repurchases.
●	Various factors may make takeover attempts more difficult to achieve.
●	We are an emerging growth company, and if we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
●	Our contribution to the charitable foundation may not be tax deductible, which could reduce our profits.

Risks Relating to the COVID-19 Pandemic

Our business, financial condition, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency.  The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home, including the State of New York. During the third and fourth fiscal quarters of 2021, some of these restrictions were removed and some non-essential businesses were allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, a new variant of the coronavirus, generally referred to as the “Delta” variant, has emerged in the United States and remains a significant concern in some regions and potentially, throughout the country.  This variant is believed to be significantly more contagious than earlier variants of the coronavirus.  Certain previously-relaxed social distancing and safety protocols have been reinstated in some areas of the country and it is possible that such protocols could be reinstated broadly in the future. The economic effects of these varying protocol reinstatement actions on the Company’s operations cannot be determined with certainty at this time. While distribution of a COVID-19 vaccine is underway in the U.S. and business and travel restrictions have partially eased within the primary geographic markets the Company serves, rates of transmission have fluctuated both nationally and in our geographic market. It is not clear when the pandemic will abate. This crisis resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of people have filed claims for unemployment, and stock markets have experienced extreme volatility. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark Fed funds rate to a target range of 0% to 0.25%, and the yields on

10 and 30-year treasury notes declined to historic lows.  The State of New York and certain Federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). New York legislation allows certain borrowers to seek forbearance on residential mortgage loans (including home equity loans) if financial hardship is demonstrated as a result of COVID-19 for up to 180 days with an option for an additional 180 days. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The success of these measures is not yet entirely known and those measures may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on the Company’s business, financial condition, liquidity, capital and results of operations. If such measures are not effective in mitigating the effects of the COVID-19 pandemic on the Company’s borrowers, the Company may also experience higher rates of default and increased credit losses in future periods.

Additionally, we are a participating lender in the PPP under the CARES Act.  Under the PPP, small businesses may, subject to certain regulatory requirements, obtain low interest (1%), government-guaranteed SBA loans. These loans may be forgiven if the funds are used for designated expenses and meet certain designated requirements. The PPP ended in May 2021. If our borrowers fail to qualify for PPP loan forgiveness, or if the PPP loans are not fully guaranteed by the US government, we risk holding loans with unfavorable terms and may experience losses related to our PPP loans. Government programs such as the PPP are complex and the Company’s participation may lead to litigation and governmental, regulatory and third party scrutiny, negative publicity and damage to its reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company’s business, financial position, results of operations and prospects. The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. It is unknown when there will be a return to normal business activity and a subsiding of the economic stress associated with the pandemic. Prolonged continuation of the pandemic could worsen these risks and impacts. Until the pandemic subsides, the Company expects continued draws on lines of credit, reduced revenues in many of its fee-related businesses and increased customer and client defaults, including defaults in unsecured loans. Even after the pandemic subsides, the U.S. economy may experience a prolonged economic slowdown or recession, and our business would be materially and adversely affected by a prolonged economic slowdown or recession.

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

As disclosed in Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on February 22, 2021, the Company restated certain of its audited consolidated financial statements (the “Restatement”).  Management has assessed the effect of the Restatement on the Company’s internal control over financial reporting and its disclosure controls and procedures, all as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K. As of the date of the filing of this report, we have completed our remediation plan for the material weakness we identified in relation to the Restatement of our financial statements. While management believes that the remedial efforts have resolved the identified material weakness, there is no assurance that such remedial efforts will ultimately have the intended effects or that additional remedial actions will not be necessary.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding accurate and timely filing of periodic reports and with applicable NASDAQ listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. Additionally, as a result of the material weakness we have identified in our internal controls over financial reporting for the Restatement, as well as other matters raised or that may in the future be raised by the SEC, we may in the future be exposed to litigation or other disputes concerning, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. Any such litigation or dispute, regardless of its outcome, could have a material adverse effect on our business, operations, financial condition, results of operations and share price.

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

Our loan portfolio includes commercial real estate loans, primarily loans secured by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties. At June 30, 2021, our commercial real estate loans totaled $490.1 million, or 44.5%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. In addition, the physical condition of non-owner occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate loans increase, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.

At June 30, 2021, $167.9 million, or 15.2% of our total loan portfolio, was comprised of commercial and industrial loans and lines of credit to a variety of small and medium-sized businesses in our market area collateralized by general business assets including, among other things, accounts receivable and inventory, and we may augment this collateral with additional liens on real property. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate or individual business activities of our commercial customers could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.

We originate and purchase commercial construction loans primarily to local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to finance infrastructure improvements. We also provide commercial construction loans to local developers for the construction of one- to four-family residential developments, and originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure. At June 30, 2021, commercial construction loans were $64.9 million, or 5.9% of our total loan portfolio. We also had undrawn amounts on the commercial construction loans totaling $16.1 million at June 30, 2021. Commercial construction loans are considered more risky than residential mortgage loans. The primary credit risks associated with construction lending are underwriting risks, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed project. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2021, approximately $910.0 million, or 82.5%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market, the Capital Region of New York and surrounding markets. Declines in the real estate values in the Capital Region of New York and surrounding markets as a result of a recession could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Pioneer Bancorp, Inc. and Pioneer Bank for our fiscal year beginning after July 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for loan losses.

We are subject to fraud and compliance risk.

We are susceptible to fraudulent activity committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mann Entities Related Fraudulent Activity,” for details. We expect these activities to continue to negatively impact our financial performance and results of operations. We are involved in numerous legal and other proceedings due to, among other reasons the fraud. See Item 3 – “Legal Proceedings,” for details.

We are also subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. There can be no assurance that such incidents or losses will not occur again or that such acts will be detected in a timely manner.

We maintain a system of internal controls and other measures to mitigate against such risks, including data processing system failures and errors, and customer fraud. If we fail to prevent or detect any such occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if the insurance companies dispute or deny coverage, it could have a material adverse effect on our business, financial condition and results of operations. With respect to the fraud described in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mann Entities Related Fraudulent Activity,” and the proceedings described in Item 3 – “Legal Proceedings,” our insurance carriers have (a) denied coverage with respect to some of the claims, (b) accepted coverage, subject to certain conditions, with respect to some of the claims, and (c) sought additional information from the Company in order to further evaluate coverage. It is possible that our insurance may not cover any claims or costs related to the proceedings described in these two sections. While we have recognized insurance recoveries related to the partial reimbursement of defense costs incurred related to certain of these proceedings, we cannot give any assurance regarding the additional recovery, if any, we may obtain from our insurance carriers.

The Company is a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company and Pioneer Bank are involved in a variety of litigation and other proceedings. See Item 3 – “Legal Proceedings,” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mann Entities Related Fraudulent Activity,” for details. We are prosecuting and defending these lawsuits and other proceedings vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. The ultimate outcome of any such proceedings, cannot be predicted with any certainty. It also remains possible that other private parties or governmental authorities will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees, costs and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These future costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition, it is inherently difficult to assess the outcome of these matters, and we may not prevail in such proceedings or litigation. Any such legal or regulatory actions will subject us to substantial compensatory or punitive damages, significant fines, sanctions, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business.  In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. We establish an accrued liability when those matters present loss contingencies that are both probable and estimable. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. See Item 3 – “Legal Proceedings,” for details. As a result, the ultimate outcome of our legal or regulatory actions may have a material adverse effect on the Company’s financial condition and results of operations.

We are highly regulated, and any adverse regulatory action may result in additional costs, loss of business opportunities, and reputational damage.

As described in the section captioned “Supervision and Regulation” included in Part I above, we are subject to extensive regulation, supervision and examination by our banking regulators, the FDIC, the NYSDFS and the Federal Reserve Board. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Pioneer Bank rather than for the protection of our stockholders. In addition, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations. See Item 3 – “Legal Proceedings,” for details. The various regulatory agencies with supervisory authority over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer compliance, credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality, interest rate risk, management, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines or restrictions and limitations on our operations if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. For example, any New York-chartered savings bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to sanctions for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of its charter. The NYSDFS may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the savings bank’s business in an unsafe or unsound manner, or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, upon finding that a savings bank has engaged in an unfair or deceptive act or practice, the NYSDFS may issue an order to cease and desist and impose a fine on the savings bank. The NYSDFS also has the authority to appoint a receiver or conservator if it determines that the savings bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances. New York consumer protection and civil rights statutes applicable to Pioneer Bank permit private individual and class action lawsuits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

This supervisory framework could materially impact the conduct, growth and profitability of our operations. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking, insurance, or investment advisory practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could increase our costs or restrict our ability to expand our business and result in damage to our reputation.

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

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management includes the items discussed in the proceedings described in Item 3 – “Legal Proceedings,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mann Entities Related Fraudulent Activity,” and the items described in our “Summary of Critical Accounting Policies,” our evaluation of the legal remedies available to the Bank related to the potentially fraudulent activities, our evaluation of the adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of other-than-temporary impairment of investment securities, impairment of goodwill, our evaluation of contingent liabilities, and our evaluation of our defined benefit pension plan obligations.

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

Interest rates remain depressed due to the precipitous drop in Federal Funds, Prime, LIBOR and other market interest rates experienced in the second half of fiscal 2020 related to the COVID-19 outbreak. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income. Conversely, if interest rates rise, and the interest rates on our deposits increase faster than the interest rates we receive on our loans and investments, our interest rate spread would decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

If interest rates rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At June 30, 2021, and assuming a 200 basis points increase in market interest rates, we estimate that our net portfolio value would decrease by $2.2 million, or 0.7%. Additionally, at June 30, 2021 and assuming a 100 basis points decrease in market interest rates, we estimate that our net portfolio value would increase by $5.1 million, or 1.7%.

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

Municipal deposits are a significant source of funds for our lending and investment activities. At June 30, 2021, $380.4 million, or 24.8% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank of New York and investment securities. Given our dependence on high-average balance municipal funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts and are therefore more sensitive to interest rate risk. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of New York, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 195.1% of our total capital at June 30, 2021. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

We use a third party to originate one- to four-family residential mortgage loans.

We have used a third-party mortgage banking company, Homestead Funding Corp., to underwrite, process and close our residential mortgage loans since January 2016. We use this company in order to offer our customers this loan product without the expense of maintaining and operating an in-house residential mortgage loan department. At June 30, 2021, one- to four-family residential real estate loans acquired from Homestead Funding Corp. totaled $188.4 million, or 17.1%, of our total loans receivable. Should we discontinue this relationship or otherwise be unable to use this company in the future, our ability to purchase residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have or re-develop the capability to originate residential mortgage loans through our lending staff. Should we add more staff in such an event, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending program is disrupted.

Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $662.1 million, or 58.4%, from $1.1 billion at June 30, 2017 to $1.8 billion at June 30, 2021, due to increases in securities available for sale, cash and cash equivalents and loans receivable. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

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

We occasionally purchase commercial real estate, commercial and industrial and commercial construction loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located in New York and Vermont. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2021, our loan participations where we are not the lead lender totaled $40.4 million, or 3.7% of our loan portfolio. At June 30, 2021, commercial and industrial loan participations outside our market area totaled $2.8 million, or 1.7% of the commercial and industrial loan portfolio, commercial construction loan participations outside our market area totaled $9.4 million, or 14.5% of the commercial construction loan portfolio and commercial real estate loan participations outside our market area totaled $1.7 million, or 0.4% of the commercial real estate loan portfolio. At June 30, 2021, one loan participation with a balance of $24,000 was delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2021, we have not elected the community bank leverage ratio framework and accordingly the Basel III capital requirements remain applicable.

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

As a result of the completion of our initial public offering, we became a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting. As a result of our decision to restate our audited consolidated financial statements for fiscal years 2020 and 2019 in the prior year 10-K, a material weakness in our internal control over financial reporting was identified which has subsequently been remediated during the current fiscal year. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We try to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. Operational risk is the risk of loss resulting from the Company's operations, including but not limited to, the risk of fraud by employees or persons outside of the Company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. While we use broad and diversified risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.

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

Applicable regulations restricted us from repurchasing any of our shares of common stock during the first and second years following the offering and limit us from repurchasing our shares of common stock during the third year following the offering to 5% of our outstanding shares, unless we obtain prior approval from the NYSDFS. As a result of the COVID-19 pandemic, regulatory authorities have increased their scrutiny of stock repurchase plans and the capital impact on banks and their holding companies. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our inability to repurchase any of our shares of common stock during the first and second years following the offering and limitations on our ability to repurchase our shares of common stock during the third year following the offering may negatively affect our stock price.

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

ITEM 1B.Unresolved Staff Comments

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.Properties

As of June 30, 2021, the net book value of our office properties was $34.0 million. The following table sets forth information regarding our offices.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
652 Albany Shaker Road, Albany, NY 12211	Owned (1)	2016	$15,380

Other Properties:
21 Second Street, Troy, NY 12180	Leased	2016	46
531 Troy-Schenectady Road, Latham, NY 12110	Owned	2008	1,905
2000 Second Avenue, Watervliet, NY 12189	Leased	2017	136
1828 Altamont Avenue, Schenectady, NY 12305	Owned	2012	1,877
1208 Route 146, Clifton Park, NY 12065	Leased	1995	2
10 Kendall Way, Malta, NY 12020	Owned	2016	1,794
78 Main Avenue, Wynantskill, NY 12198	Owned	2014	1,805
712 Hoosick Street, Brunswick, NY 12180	Owned	2015	1,618
329 Glenmont Road, Glenmont, NY 12077	Leased	2014	202
142 Saratoga Avenue, Waterford, NY 12188	Owned	2015	1,520
1770 Central Avenue, Albany, NY 12205	Leased	2019	243
602 North Greenbush Road, Rensselaer, NY 12144	Leased	2017	259
90 State Street, Albany, NY 12207	Leased	2013	190
1881‑1883 Western Avenue, Albany, NY 12203	Owned	2018	4,715
184 Delaware Avenue, Delmar, NY 12054	Owned	2010	924
843 Route 146, Clifton Park, NY 12065	Leased	2012	195
426 State Street, Schenectady, NY 12305	Leased	2014	197
440 Main Street, Cairo, NY 12413	Owned	2016	372
11565 NY‑32, Greenville, NY 12083	Leased	2016	20
739 Upper Glen Street, Queensbury, NY 12804	Leased	2017	68
100 Mohawk Street, Cohoes, NY 12047	Owned	2017	524

(1)	The property is subject to a ground lease.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

In the ordinary course of business, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of our business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, we generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. Our estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, we, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, we establish an accrued liability and record a corresponding amount of litigation-related expense. We continue to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $4.5 million was recognized for the year ended June 30, 2021 (none in 2020). For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $52.5 million in excess of the accrued liability, if any, as of June 30, 2021. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

Information is provided below regarding the nature of the matters and associated claimed damages. The Company and the Bank are defending each of these matters vigorously, and the Company believes that it and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. In light of the significant judgment, variety of assumptions and uncertainties involved in the matters described below, some of which are beyond our control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters, or matters related to or resulting from the matters described below, could have an adverse material impact on our business, prospects, financial condition, results of operations, cash flows, or cause significant reputational harm and subject us to face civil litigation, significant fines, damage awards or other material regulatory consequences.

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

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss five of Berkshire Bank’s claims. On December 18, 2020, Berkshire filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss. On July 1, 2021, the court granted in part and denied in part the Bank’s motion to dismiss. On August 4, 2021, the Bank filed its answer to Berkshire Bank’s remaining claims. This matter is currently in discovery.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss three of Chemung’s four claims. On December 18, 2020, Chemung filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss. On July 1, 2021, the court granted in part and denied in part the Bank’s motion to dismiss. On August 4, 2021, the Bank filed its answer to Chemung’s remaining claims. This matter is currently in discovery.

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

On April 30, 2021, the Bank filed a complaint in the Supreme Court of the State of New York against Atlantic Specialty Insurance Company (“ASIC”), for breach of an insurance contract, breach of the covenant of good faith and fair dealing, and declaratory judgment.  The Bank’s complaint alleges that it was insured under a management and professional liability insurance policy issued by ASIC (“Policy”), and that the Bank has incurred loss covered under the Policy as a result of the above-described lawsuits filed by Southwestern, NatPay, DOJ, AXH, Berkshire Bank, and Chemung, and responding to various inquiries and investigations relating to the entities and events that are the subjects of certain of those lawsuits.  The Bank’s complaint alleges that ASIC has violated the Policy by failing to reimburse the Bank for the full amount of the Bank’s loss covered under the Policy, including defense costs. The Bank’s complaint seeks a declaratory judgment, damages against ASIC of at least $1.1 million (plus interest and costs), and consequential damages. On August 20, 2021, ASIC filed a partial motion to dismiss some of the Bank’s claims.

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13, 2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. The government’s motion to dismiss the Bank’s petition is pending in court.

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

The NYSDFS has made requests for production of documents, conducted interviews with Bank employees, and taken other investigatory actions with respect to the Bank’s practices associated with the Mann Parties. The Bank has complied with these requests, producing responsive, non-privileged documents to the NYSDFS. In Summer 2021, NYSDFS informed the Bank that if the parties could not reach a negotiated resolution related to NYSDFS’s findings arising from the Bank’s practices associated with the Mann Parties, NYSDFS would proceed to an administrative hearing on the issue. It is unknown whether the parties will be able to resolve the matter. A resolution could involve monetary penalties, injunctive relief, and other regulatory consequences. The monetary penalties could be up to $30.0 million, though, $15.0 million of these potential monetary penalties relate to and are not incremental to the damages sought by the plaintiffs in the Southwestern, NatPay, DOJ and the AHX proceedings described in this section.

The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate outcome of any such proceedings, involving the Company or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to face civil litigation, significant fines, damage awards or other material regulatory consequences.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Pioneer Bancorp, Inc. has been listed on The Nasdaq Capital Market under the symbol “PBFS” since July 18, 2019. At September 16, 2021, Pioneer Bancorp, Inc. had approximately 1,055 stockholders of record.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended June 30, 2021.

ITEM 6.Selected Financial Data

The following tables set forth selected consolidated historical financial and other data for Pioneer Bancorp, Inc. on a consolidated basis at and for the years ended June 30, 2021 and 2020 and Pioneer Bank, on a consolidated basis, at and for the years ended June 30, 2019, 2018 and 2017. It is only a summary and it should be read in conjunction with the business and financial information contained elsewhere in this Annual Report on Form 10-K, including the consolidated financial statements that appear starting on page 77 of this Annual Report on Form 10-K. The information at June 30, 2021 and 2020 and for the years ended June 30, 2021 and 2020 is derived in part from the audited consolidated financial statements appearing in this Annual Report on Form 10-K. The information at June 30, 2019, 2018 and 2017 and for the years ended June 30, 2019, 2018 and 2017 is derived in part from audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

	At June 30,
	2021	2020	2019	2018	2017

	(In thousands except for per share amounts)
Selected Financial Condition Data:
Total assets	$1,796,252	$1,526,412	$1,468,285	$1,284,128	$1,134,139
Cash and cash equivalents	324,963	156,903	230,109	120,280	40,261
Securities available for sale	264,602	75,768	86,695	79,212	73,215
Securities held to maturity	10,878	6,822	3,873	5,297	2,213
Equity securities	2,879	8,533	8,658	8,851	8,760
Federal Home Loan Bank stock	1,215	1,010	924	883	1,149
Loans, net of allowance for loan losses	1,081,799	1,148,399	1,038,138	985,902	932,762
Bank-owned life insurance	17,212	17,240	17,834	17,715	17,601
Premises and equipment, net	38,918	40,863	41,710	42,902	37,384
Deposits	1,530,896	1,270,150	1,331,318	1,150,262	1,010,026
Borrowings	—	—	—	—	5,000
Shareholders' equity	237,822	223,966	123,258	118,063	104,012

	For the Years Ended June 30,
	2021	2020	2019	2018	2017

	(In thousands)
Selected Operating Data:
Interest and dividend income	$43,927	$53,519	$54,159	$46,486	$37,621
Interest expense	2,110	4,731	4,480	3,186	2,411
Net interest income	41,817	48,788	49,679	43,300	35,210
Provision for loan losses	4,050	6,790	18,150	1,970	2,395
Net interest income after provision for loan losses	37,767	41,998	31,529	41,330	32,815
Non-interest income	15,750	15,682	14,407	12,804	10,897
Non-interest expense	50,857	51,685	37,890	36,325	35,366
Income before income taxes	2,660	5,995	8,046	17,809	8,346
Income tax expense	1,583	797	737	6,310	2,715
Net income	1,077	5,198	7,309	11,499	5,631
Earnings per share	$0.04	$0.21	N/A	N/A	N/A

	At or For the Years Ended June 30,
	2021	2020	2019	2018	2017

Performance Ratios:
Return on average assets	0.07%	0.36%	0.55%	0.92%	0.52%
Return on average equity	0.48%	2.34%	5.74%	10.51%	5.83%
Interest rate spread (1)	2.69%	3.51%	3.93%	3.67%	3.47%
Net interest margin (2)	2.79%	3.71%	4.10%	3.78%	3.57%
Non-interest expenses to average assets	3.09%	3.56%	2.85%	2.91%	3.27%
Efficiency ratio (3)	88.34%	80.17%	59.12%	64.75%	76.70%
Average interest-earning assets to average interest-bearing liabilities	166.18%	156.49%	145.04%	141.49%	139.29%

Capital Ratios (4):
Average equity to average assets	13.77%	15.29%	9.57%	8.77%	8.93%
Total capital to risk weighted assets	18.08%	16.59%	12.91%	12.86%	12.41%
Tier 1 capital to risk weighted assets	16.82%	15.33%	11.63%	11.59%	11.18%
Common equity tier 1 capital to risk weighted assets	16.82%	15.33%	11.63%	11.59%	11.18%
Tier 1 capital to average assets	10.00%	11.53%	9.14%	9.17%	9.60%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	2.11%	1.95%	1.38%	1.35%	1.25%
Allowance for loan losses as a percentage of non-performing loans	106.08%	172.20%	114.35%	142.05%	149.68%
Net charge-offs (recoveries) to average outstanding loans during the year	0.32%	(0.14)%	1.66%	0.03%	0.04%
Non-performing loans as a percentage of total loans	1.99%	1.13%	1.21%	0.95%	0.84%
Non-performing loans as a percentage of total assets	1.22%	0.87%	0.86%	0.74%	0.70%
Total non-performing assets as a percentage of total assets	1.24%	0.89%	0.87%	0.75%	0.70%

Other:
Number of offices	22	22	22	22	22
Number of full-time equivalent employees	245	256	258	259	251

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the years.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital Ratios are for Pioneer Bank

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived in part from the consolidated financial statements that appear beginning on page 77 of this Annual Report on Form 10-K and other consolidated financial statements that are not included herein. Please read the information in this section in conjunction with the business and financial information regarding Pioneer Bancorp, Inc., Pioneer Bank and the consolidated financial statements that appear starting on page 77 of this Annual Report on Form 10-K.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income. Our non-interest income also includes net gain or losses on equity securities, net gain or losses on sales and calls of available for sale securities, net gains or losses in cash surrender value of bank owned life insurance, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

Non-Interest Expense. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, federal deposit insurance premiums, professional fees, litigation-related expense, and other general and administrative expenses.

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

Litigation-related expense include expenses related to legal proceedings, exclusive of legal fees and expenses.

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

Recent Developments

COVID-19 Pandemic

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that it was well positioned with adequate levels of capital as of June 30, 2021. At June 30, 2021, all of the Bank’s regulatory capital ratios exceeded all well-capitalized standards. More specifically, the Bank’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institution’s capital strength, was 10.00% at June 30, 2021.

In addition, management believes the Company was well positioned with adequate levels of liquidity as of June 30, 2021. The Bank maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings and money market deposit accounts with customers that operate, reside or work within its branch footprint. At June 30, 2021, the Company’s cash and cash equivalents balance was $325.0 million. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities and highly-rated municipal securities. This portfolio not only generates interest income, but also serves as a ready source of liquidity. At June 30, 2021, the Company’s available-for-sale investment securities portfolio totaled $264.6 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at June 30, 2021 was $208.9 million.

The Bank participated in the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. As of June 30, 2021, the Bank’s commercial loan portfolio included 381 PPP loans totaling $51.5 million. The Bank assisted a substantial number of its PPP borrowers with forgiveness requests during the fourth fiscal quarter of 2021 and expects to continue assisting PPP borrowers with forgiveness requests during the first fiscal quarter of 2022. As of June 30, 2021, the Bank has received forgiveness or loan payoffs related to 586 borrowers’ PPP loans for a total of $63.9 million.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. Through June 30, 2021, no specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. In relation to its consumer borrowers, as of June 30, 2021, the Company had COVID-19 related financial hardship payment deferrals totaling nine loans representing $1.4 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, which is down from 110 loans representing $27.4 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances as of June 30, 2020. In relation to its commercial borrowers, as of June 30, 2021, the Company had COVID-19 related financial hardship payment deferrals totaling four loans representing $16.3 million of the Company’s commercial loan balances, which is down from 144 loans representing $170.3 million of the Company’s commercial loan balances as of June 30, 2020. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and not classified as troubled-debt restructured loans. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral, were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Bank granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020. Although the amount of loans in deferral status at June 30, 2021 has declined from June 30, 2020, there are borrowers continuing to experience COVID-19 related financial hardships. The Company believes that delinquent and nonperforming loans may increase in future periods as borrowers that continue to experience COVID-19 related financial hardships may be unable to continue loan payments consistent with their contractual obligations and the Company may be required to make additional provisions for loan losses.

The COVID-19 crisis is expected to continue to adversely impact the Company’s financial results, as well as demand for its services and products in fiscal year 2022 and potentially beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on the Company’s future operations, revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are unknown at this time. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable, however the impact could be adverse and material.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the fourth fiscal quarter of 2021, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential monetary exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). For additional details regarding legal, other proceedings and related matters, see, “Part I, Item 3 – Legal Proceedings”. In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the fourth fiscal quarter of 2021, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the fiscal year ended June 30, 2021, the Bank recognized insurance recoveries in the amount of $1.3 million, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations. For additional details regarding legal, other proceedings and related matters, including litigation-related expense, see, “Part I, Item 3 – Legal Proceedings”.

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

Continue our emphasis on commercial lending. Over the last five years, we have increased our commercial loan portfolio, which consists of commercial real estate, commercial and industrial and commercial construction loans, consistent with safe and sound underwriting practices. This has had the benefits of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. However, we have sought to maintain an appropriate balance in the overall loan portfolio between our commercial and non-commercial loans in order to diversify our credit risk. At June 30, 2021, our commercial loan portfolio totaled $722.9 million, or 65.6% of total loans, compared with $646.9 million, or 68.5% of total loans, at June 30, 2017. We view the growth of commercial lending as a means of increasing our interest income and establishing relationships with local businesses, which offer a recurring and potentially broader source of fee income through commercial deposits, commercial insurance, and employee benefits products and consulting. We also generally require that commercial and industrial loan borrowers establish a commercial deposit account with us, which assists our efforts to grow core deposits and cross-sell our other products and services. The additional capital raised in our initial public offering has enabled us to increase our originations of commercial real estate, commercial and industrial and commercial construction loans in our primary market area, and originate loans with larger balances that we intend to retain in our portfolio.

Diversify our products and services in order to increase non-interest income. We continue to seek ways of increasing our non-interest income by growing our financial services businesses. We sell commercial and personal insurance products and provide employee benefits products and services through our wholly-owned subsidiary, Anchor Agency, Inc., which we acquired in 2016. We expanded our employee benefits products and services business through our acquisition in 2017 of substantially all of the operating assets of Capital Region Strategic Employee Benefits Services, LLC, an employee benefits and consulting firm. We initially entered into the wealth management services business by establishing Pioneer Financial Services, Inc. in 1997 as a wholly-owned subsidiary of Pioneer Bank (which operates under the name Pioneer Wealth Management). We substantially grew this business with the acquisition of substantially all of the operating assets of Ward Financial Management, LTD in 2018. At June 30, 2021, Pioneer Financial Services, Inc. had $671.0 million of assets under management. We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may further increase our non-interest income, and also to cross-sell our banking services and products to customers and clients of Anchor Agency, Inc. and Pioneer Financial Services, Inc. We intend to consider future acquisition opportunities to expand our insurance, wealth management activities (including the amount of the assets that we have under management) or other complementary financial services businesses.

Increase our Share of Lower-Cost Core Deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to businesses, municipalities and individuals located in our market area. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-sell the products and services of our complementary subsidiaries. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Our core deposits increased $553.7 million to $1.4 billion at June 30, 2021 from $882.4 million at June 30, 2017. At June 30, 2021, core deposits comprised 93.8% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

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

The evaluation has specific and general components. The specific component relates to loans that are deemed to be impaired and classified as special mention, substandard, doubtful, or loss. For such loans that are also classified as impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

Legal Proceedings and Other Contingent Liabilities.  In the ordinary course of business, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of our business. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, we generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. Our estimate of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, we establish an accrued liability and record a corresponding amount of litigation-related expense. We continue to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties.  The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual which could have a material negative effect on our financial results.  The estimated range of possible loss does not represent our maximum loss exposure.

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At June 30, 2021 and 2020, no valuation allowance was required.

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

	For the Years Ended June 30,
	2021			2020			2019
	Average			Average			Average
	Outstanding		Average	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,127,282	$42,394	3.76%	$1,092,425	$49,510	4.53%	$1,031,592	$49,818	4.83%
Securities	155,946	1,218	0.78%	92,981	2,108	2.27%	107,572	2,541	2.36%
Interest-earning deposits	217,957	315	0.14%	129,097	1,901	1.47%	72,686	1,800	2.48%
Total interest-earning assets	1,501,185	43,927	2.93%	1,314,503	53,519	4.07%	1,211,850	54,159	4.47%
Non-interest-earning assets	143,397			137,952			118,482
Total assets	$1,644,582			$1,452,455			$1,330,332

Interest-bearing liabilities:
Demand deposits	$151,211	181	0.12%	$110,444	215	0.19%	$114,699	341	0.30%
Savings deposits	275,095	125	0.05%	241,471	127	0.05%	246,055	126	0.05%
Money market deposits	370,506	519	0.14%	351,790	1,997	0.57%	338,883	1,818	0.54%
Certificates of deposit	102,628	1,201	1.17%	127,671	2,268	1.78%	128,041	1,960	1.53%
Total interest-bearing deposits	899,440	2,026	0.23%	831,376	4,607	0.55%	827,678	4,245	0.51%
Borrowings and other	3,890	84	2.16%	8,624	124	1.44%	7,857	235	2.99%
Total interest-bearing liabilities	903,330	2,110	0.23%	840,000	4,731	0.56%	835,535	4,480	0.54%
Non-interest-bearing liabilities	514,836			390,366			367,468
Total liabilities	1,418,166			1,230,366			1,203,003
Total shareholders' equity	226,416			222,089			127,329
Total liabilities and shareholders' equity	$1,644,582			$1,452,455			$1,330,332
Net interest income		$41,817			$48,788			$49,679
Net interest rate spread (1)			2.69%			3.51%			3.93%
Net interest-earning assets (2)	$597,855			$474,503			$376,315
Net interest margin (3)			2.79%			3.71%			4.10%
Average interest-earning assets to interest-bearing liabilities	166.18%			156.49%			145.04%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,			Year Ended June 30,
	2021 vs. 2020			2020 vs. 2019
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,537	$(8,653)	$(7,116)	$2,849	$(3,157)	$(308)
Securities	952	(1,842)	(890)	(334)	(99)	(433)
Interest-earning deposits	798	(2,384)	(1,586)	1,025	(924)	101
Total interest-earning assets	3,287	(12,879)	(9,592)	3,540	(4,180)	(640)

Interest-bearing liabilities:
Demand deposits	64	(98)	(34)	(12)	(114)	(126)
Savings deposits	16	(18)	(2)	(2)	3	1
Money market deposits	101	(1,579)	(1,478)	71	108	179
Certificates of deposit	(389)	(678)	(1,067)	(6)	314	308
Total interest-bearing deposits	(208)	(2,373)	(2,581)	51	311	362
Borrowings and other	(86)	46	(40)	21	(132)	(111)
Total interest-bearing liabilities	(294)	(2,327)	(2,621)	72	179	251

Change in net interest income	$3,581	$(10,552)	$(6,971)	$3,468	$(4,359)	$(891)

Exclusive of the impact of PPP loans, the Company expects its first fiscal quarter of 2022 net interest margin to remain depressed due to the precipitous drop in the Federal Funds, Prime and LIBOR interest rates in the second half of fiscal 2020. Expected decreases in average interest earning asset yields are not expected to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.0%, the timing of the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans is uncertain as to the period of recognition at this time and will likely cause continued interest earning asset yield volatility as loans are forgiven by the SBA.

Comparison of Financial Condition at June 30, 2021 and June 30, 2020

Total Assets. Total assets increased $269.8 million, or 17.7%, to $1.80 billion at June 30, 2021 from $1.53 billion at June 30, 2020. The increase was due primarily to an increase of $188.8 million, or 249.2%, in securities available for sale as well as a $168.1 million, or 107.1%, increase in cash and cash equivalents partially offset by a decrease of $66.6 million, or 5.8%, in net loans receivable and a decrease of $17.4 million, or 29.9%, in other assets. The $17.4 million decrease in other assets from $58.0 million at June 30, 2020 to $40.6 million at June 30, 2021 was primarily due to a decrease in the estimated fair value of derivative assets related to interest rate swaps.

Cash and Cash Equivalents. Total cash and cash equivalents increased $168.1 million, or 107.1%, to $325.0 million at June 30, 2021 from $156.9 million at June 30, 2020. This increase resulted from net increases in deposits of $260.7 million from $1.3 billion at June 30, 2020 to $1.5 billion at June 30, 2021 primarily due to deposit customers continuing to increase cash balances during the COVID-19 pandemic, as well as, federal stimulus funds being received by consumer, commercial and municipal deposit customers.

Securities Available for Sale. Total securities available for sale increased $188.8 million, or 249.2%, to $264.6 million at June 30, 2021 from $75.8 million at June 30, 2020. The increase was primarily due to purchases of U.S Government and agency obligations and municipal obligations during the year ended June 30, 2021 to deploy excess liquidity and to collateralize an increase in municipal deposits.

Securities Held to Maturity. Total securities held to maturity increased $4.1 million, or 59.5%, to $10.9 million at June 30, 2021 from $6.8 million at June 30, 2020 due primarily to the purchase of a $5.0 million corporate debt security to deploy excess liquidity, partially offset by maturities and pay downs.

Net Loans. Net loans of $1.08 billion at June 30, 2021 decreased $66.6 million, or 5.8%, from $1.15 billion at June 30, 2020. By loan category, commercial and industrial loans decreased by $69.3 million, or 29.2%, to $167.9 million at June 30, 2021 from $237.2 million at June 30, 2020; commercial construction loans decreased $26.9 million, or 29.3%, to $64.9 million at June 30, 2021 from $91.8 million at June 30, 2020; consumer loans decreased by $5.3 million, or 17.1%, to $25.6 million at June 30, 2021 from $30.9 million at June 30, 2020; and home equity loans and lines of credit decreased by $4.9 million, or 6.1%, to $75.5 million at June 30, 2021 from $80.3 million at June 30, 2020. These decreases were partially offset by an increase in commercial real estate loans of $39.7 million, or 8.8%, to $490.1 million at June 30, 2021 from $450.5 million at June 30, 2020. The decrease in commercial and industrial loans was primarily due to the forgiveness and repayment of PPP loans during the year ended June 30, 2021, as well as, various pay downs and payoffs. Commercial and industrial loans included PPP loans of $51.5 million as of June 30, 2021, representing a decrease of $22.5 million from $74.0 million as of June 30, 2020. The decrease in commercial construction loans was primarily due to the conversion of several commercial construction loans to permanent financing. The increase in commercial real estate loans was related to the conversion of several commercial construction loans to permanent financing.

Deposits. Total deposits increased $260.7 million, or 20.5%, to $1.53 billion at June 30, 2021 from $1.27 billion at June 30, 2020. The increase in deposits reflected an increase in money market accounts of $110.7 million, or 32.2%, to $454.5 million at June 30, 2021 from $343.7 million at June 30, 2020; an increase in non-interest-bearing demand accounts of $67.4 million, or 15.4%, to $504.9 million at June 30, 2021 from $437.5 million at June 30, 2020; an increase in interest-bearing demand accounts of $65.1 million, or 58.8%, to $175.8 million at June 30, 2021 from $110.7 million at June 30, 2020; and an increase in savings accounts of $42.3 million, or 16.3%, to $300.8 million at June 30, 2021 from $258.6 million at June 30, 2020. These increases were partially offset by a decrease in certificates of deposit of $24.7 million, or 20.6%, to $94.9 million at June 30, 2021 from $119.6 million at June 30, 2020. The increase in non-interest bearing demand accounts and the increase in savings accounts were primarily due to deposit customers increasing cash balances during the COVID-19 pandemic. The increase in money market accounts was primarily due to federal stimulus funds being received by municipal deposit customers. The increase in interest-bearing demand accounts was primarily due to increases at certain large dollar accounts. The decrease in certificates of deposit was primarily due to the maturity of certain large dollar accounts.

Total Shareholders’ Equity. Total shareholders’ equity increased $13.9 million, or 6.2%, to $237.8 million at June 30, 2021 from $224.0 million at June 30, 2020. The increase was principally due to a decrease in accumulated other comprehensive loss of $12.2 million primarily from our defined benefit plan, as well as, an increase in retained earnings of $1.1 million from net income during the year ended June 30, 2021.

Comparison of Operating Results for the Years Ended June 30, 2021 and June 30, 2020

General.  Net income decreased by $4.1 million, or 79.3%, to $1.1 million for the year ended June 30, 2021 from $5.2 million for the year ended June 30, 2020.  The decrease was primarily due to a $7.0 million decrease in net interest income and a $786,000 increase in income tax expense, partially offset by a $2.7 million decrease in the provision for loan losses and a $828,000 decrease in non-interest expense.

Interest and Dividend Income.  Interest and dividend income decreased $9.6 million, or 17.9%, to $43.9 million for the year ended June 30, 2021, from $53.5 million for the year ended June 30, 2020 due to decreases in interest income on loans, securities, and interest-earning deposits. The decrease reflected a 114 basis points decrease in the average yield on interest-earning assets to 2.93% for the year ended June 30, 2021, from 4.07% for the year ended June 30, 2020, offset by a $186.7 million increase in the average balance of interest-earning assets.

Interest income on loans decreased $7.1 million, or 14.4%, to $42.4 million for the year ended June 30, 2021 from $49.5 million for the year ended June 30, 2020. Interest income on loans decreased primarily due to a 77 basis points decrease in the average yield on loans to 3.76% for the year ended June 30, 2021 from 4.53% for the year ended June 30, 2020, partially offset by a $34.9 million increase in the average balance of loans to $1.13 billion for the year ended June 30, 2021 from $1.09 billion for the year ended June 30, 2020. The decrease in the average yield on loans was primarily due to the downward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve to reduce short-term interest rates. The increase in the average balance of loans was due to the Company’s PPP loan originations, as well as, our continued effort to increase our commercial loan portfolio.

Interest income on securities decreased $890,000, or 42.2%, to $1.2 million for the year ended June 30, 2021 from $2.1 million for the year ended June 30, 2020. Interest income on securities decreased primarily due to a 149 basis points decrease in the average yield on securities to 0.78% for the year ended June 30, 2021 from 2.27% for the year ended June 30, 2020, offset by a $62.9 million increase in the average balance of securities to $155.9 million for the year ended June 30, 2021 from $93.0 million for the year ended June 30, 2020.  The decrease in average yield of securities was due to scheduled maturities of higher yielding U.S. government and agency and municipal obligation securities, as well as, decreased market rates of interest for new securities that were purchased during the year ended June 30, 2021. The increase in the average balance of securities was due to increased purchases of U.S. government and agency and municipal obligation securities during the year ended June 30, 2021 as compared to the year ended June 30, 2020.

Interest income on interest-earning deposits decreased $1.6 million, or 83.4%, to $315,000 for the year ended June 30, 2021 from $1.9 million for the year ended June 30, 2020. Interest income on interest-earning deposits decreased due to a 133 basis points decrease in the average yield on interest-earning deposits to 0.14% for the year ended June 30, 2021 from 1.47% for the year ended June 30, 2020 as market interest rates decreased.  The decrease in the average yield on interest-earning deposits was offset by an $88.9 million increase in the average balance of interest-earning deposits to $218.0 million for the year ended June 30, 2021 from $129.1 million for the year ended June 30, 2020, as management favored maintaining increased levels of cash and cash equivalents during the COVID-19 pandemic.

Interest Expense.  Interest expense decreased $2.6 million, or 55.4%, to $2.1 million for the year ended June 30, 2021 from $4.7 million for the year ended June 30, 2020 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a 33 basis points decrease in the average cost of interest-bearing liabilities to 0.23% for the year ended June 30, 2021 from 0.56% for the year ended June 30, 2020, offset by a $63.3 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $2.6 million, or 56.0%, to $2.0 million for the year ended June 30, 2021 from $4.6 million for the year ended June 30, 2020. Interest expense on interest-bearing deposits decreased primarily due to a 32 basis points decrease in the average cost of interest-bearing deposits to 0.23% for the year ended June 30, 2021 from 0.55% for the prior year, offset by a $68.0 million increase in the average balance of deposits to $899.4 million for the year ended June 30, 2021 from $831.4 million for the year ended June 30, 2020. The decrease in the average cost of deposits reflected competition from other financial service providers operating in our market, specifically with regard to certificates of deposit and the decrease in market interest rates. The increase in average interest-bearing deposits was primarily due to federal stimulus funds being received by municipal deposit customers, as well as, increases in certain large dollar deposit relationships.

Interest expense on Federal Home Loan Bank of New York borrowings and other interest-bearing liabilities decreased $40,000 to $84,000 for the year ended June 30, 2021 compared to $124,000 for the year ended June 30, 2020. The decrease was due primarily to a $4.7 million decrease in the average balance of Federal Home Loan Bank of New York advances and other interest-bearing liabilities to $3.9 million for the year ended June 30, 2021 from $8.6 million for the year ended June 30, 2020, offset by a 72 basis points increase in the average cost of Federal Home Loan Bank of New York advances and other interest-bearing liabilities to 2.16% for the year ended June 30, 2021 from 1.44% for the year ended June 30, 2020.

Net Interest Income.  Net interest income decreased $7.0 million, or 14.3%, to $41.8 million for the year ended June 30, 2021 compared to $48.8 million for the year ended June 30, 2020. The decrease reflected an 82 basis points decrease in the net interest rate spread to 2.69% for the year ended June 30, 2021 from 3.51% for the year ended June 30,

2020, partially offset by, a $123.4 million increase in the average balance of net interest-earning assets to $597.9 million for the year ended June 30, 2021 from $474.5 million for the year ended June 30, 2020. The net interest margin decreased 92 basis points to 2.79% for the year ended June 30, 2021 from 3.71% for the year ended June 30, 2020.

Provision for Loan Losses.  We recorded a provision for loan losses of $4.1 million for the year ended June 30, 2021 compared to $6.8 million for the year ended June 30, 2020. The decrease in the provision was primarily due to increased provisions related to the onset of the COVID-19 pandemic during the year ended June 30, 2020. Net charge-offs increased to $3.6 million for the year ended June 30, 2021, compared to a net recovery of $1.6 million for the year ended June 30, 2020. Net charge-offs for the year ended June 30, 2021 included the charge-off of three commercial loan relationships totaling $3.1 million. Non-performing assets increased to $22.3 million, or 1.24% of total assets, at June 30, 2021, compared to $13.5 million, or 0.89% of total assets, at June 30, 2020. The allowance for loan losses was $23.3 million, or 2.11% of net loans outstanding, at June 30, 2021 and $22.9 million, or 1.95% of net loans outstanding, at June 30, 2020.

Non-Interest Income.  Non-interest income increased $68,000, or 0.4%, to $15.8 million for the year ended June 30, 2021 from $15.7 million for the year ended June 30, 2020.  The increase was primarily due to a $1.8 million increase in the net gain on equity securities and an increase of $338,000 in insurance and wealth management services, offset by a decrease of $1.9 million in bank fees and service charges and a $576,000 decrease in bank-owned life insurance. The increase in the net gain on equity securities for the year ended June 30, 2021 was due to the increase in market value of our equity securities as compared to the prior year. The increase in income attributable to our insurance and wealth management services reflected an increase in our assets under management to $671.0 million at June 30, 2021 from $552.6 million at June 30, 2020. Bank fees and service charges decreased primarily due to less commercial loan fees and a decrease in deposit service charges due to a drop in transaction activity related to the impact of the COVID-19 pandemic. The decrease in bank-owned life insurance was primarily due to proceeds from a death benefit during the year ended June 30, 2020.

Non-Interest Expense.  Non-interest expense decreased $828,000, or 1.6%, to $50.9 million for the year ended June 30, 2021 from $51.7 million for the year ended June 30, 2020. The decrease was primarily the result of the $5.4 million contribution of stock and cash to the Pioneer Bank Charitable Foundation in conjunction with our minority stock issuance, and a $2.5 million charge based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries for the year ended June 30, 2020. The decrease in non-interest expense was largely offset by the $4.5 million litigation-related expense (see Item 3 – “Legal Proceedings,” for details), and an increase in FDIC insurance premiums related to Small Bank Assessment Credits for the year ended June 30, 2020 which offset the premium expense for that year, and an increase in salaries and benefits expense related to higher net periodic pension expense.

Income Tax Expense. Income tax expense increased $786,000 to $1.6 million for the year ended June 30, 2021 from $797,000 for the year ended June 30, 2020 and resulted in an effective tax rate of 59.5% for the year ended June 30, 2021 compared to 13.3% for the year ended June 30, 2020. The increase in our effective tax rate for 2021 was primarily due to non-deductible expenses, as well as, the increase in the New York State alternative tax on apportioned capital to 0.1875%.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2021, we had the ability to borrow up to $360.9 million, of which none was utilized for borrowings and $152.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2021, we had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance.

We cannot accurately predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Mann Entities Related Fraudulent Activity” above and in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other regulatory proceedings, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. Excluding legal fees and expenses, litigation-related expense of $4.5 million was recognized for the year ended June 30, 2021 (none in 2020). See Item 3 – “Legal Proceedings” section. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $52.5 million in excess of the accrued liability, if any, as of June 30, 2021. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to face civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2021, cash and cash equivalents totaled $325.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $264.6 million at June 30, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2021 totaled $62.2 million, or 4.1%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NYSDFS and the FDIC. At June 30, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 16 in the Notes to the consolidated financial statements.

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

At June 30, 2021, we had $209.1 million of commitments to originate loans, comprised of $126.0 million of commitments under commercial loans and lines of credit (including $16.1 million of unadvanced portions of commercial construction loans), $54.5 million of commitments under home equity loans and lines of credit, $20.4 million of commitments to purchase one- to four-family residential real estate loans and $8.1 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2021, we had $25.0 million in standby letters of credit outstanding. See Note 14 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 2 in the Notes to the consolidated financial statements that appear starting on page 82 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pioneer Bancorp, Inc.

Albany, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Pioneer Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2021, and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2021, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.

/s/ Bonadio & Co., LLP

Syracuse, New York

September 28, 2021

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2021	2020
Assets
Cash and due from banks	$24,492	$21,188
Federal funds sold	180	1,382
Interest-earning deposits with banks	300,291	134,333
Cash and cash equivalents	324,963	156,903

Securities available for sale, at fair value	264,602	75,768
Securities held to maturity (fair value of $10,919 at June 30, 2021; and $6,917 at June 30, 2020)	10,878	6,822
Equity securities, at fair value	2,879	8,533
Federal Home Loan Bank of New York stock	1,215	1,010
Net loans receivable	1,081,799	1,148,399
Accrued interest receivable	4,046	3,467
Premises and equipment, net	38,918	40,863
Bank-owned life insurance	17,212	17,240
Goodwill	7,292	7,292
Other intangible assets, net	1,843	2,159
Other assets	40,605	57,956
Total assets	$1,796,252	$1,526,412

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing deposits	$504,888	$437,536
Interest bearing deposits	1,026,008	832,614
Total deposits	1,530,896	1,270,150
Mortgagors’ escrow deposits	5,811	6,044
Other liabilities	21,723	26,252
Total liabilities	1,558,430	1,302,446

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and June 30, 2020)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of June 30, 2021 and June 30, 2020)	260	260
Additional paid in capital	113,815	113,963
Retained earnings	140,811	139,734
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(11,939)	(12,621)
Accumulated other comprehensive loss	(5,125)	(17,370)
Total shareholders' equity	237,822	223,966
Total liabilities and shareholders' equity	$1,796,252	$1,526,412

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended
	June 30,
	2021	2020
Interest and dividend income:
Loans	$42,394	$49,510
Securities	1,218	2,108
Interest-earning deposits with banks and other	315	1,901
Total interest and dividend income	43,927	53,519

Interest expense:
Deposits	2,026	4,607
Borrowings and other	84	124
Total interest expense	2,110	4,731
Net interest income	41,817	48,788
Provision for loan losses	4,050	6,790
Net interest income after provision for loan losses	37,767	41,998

Noninterest income:
Bank fees and service charges	6,569	8,473
Insurance and wealth management services	6,813	6,477
Net gain (loss) on equity securities	1,820	(125)
Net gain on securities transactions	—	138
Net gain (loss) on disposal of assets	12	(28)
Bank-owned life insurance	(28)	548
Other	564	199
Total noninterest income	15,750	15,682

Noninterest expense:
Salaries and employee benefits	26,333	24,982
Net occupancy and equipment	6,478	6,140
Data processing	3,689	3,232
Advertising and marketing	618	678
FDIC insurance premiums	1,017	118
Professional fees	3,666	3,759
Litigation-related expenses	4,500	—
Fraudulent activity	—	2,500
Contribution to Pioneer Bank Charitable Foundation	—	5,446
Other	4,556	4,830
Total noninterest expense	50,857	51,685
Income before income taxes	2,660	5,995
Income tax expense	1,583	797
Net income	$1,077	$5,198

Net earnings per common share:
Basic	$0.04	$0.21
Diluted	$0.04	$0.21

Weighted average shares outstanding - basic and diluted	25,067,550	25,013,452

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	For the Year Ended
	June 30,
	2021	2020

Net income	$1,077	$5,198

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding (losses) gains arising during the period	(292)	39
Reclassification adjustment for gains included in net income	—	(138)
	(292)	(99)
Tax benefit	(76)	(25)
	(216)	(74)
Defined benefit plan:
Change in funded status of defined benefit plans	15,172	(9,623)
Reclassification adjustment for amortization of net actuarial loss	1,698	1,080
	16,870	(8,543)
Tax effect	4,409	(2,234)
	12,461	(6,309)
Total other comprehensive income (loss)	12,245	(6,383)
Comprehensive income (loss)	$13,322	$(1,185)

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2019	—	$—	$—	$134,361	$—	$(11,103)	$123,258

Cumulative effect of change in accounting principle - revenue recognition (1)	—	—	—	291	—	—	291
Cumulative effect of change in accounting principle - equity securities (2)	—	—	—	(116)	—	116	—
Net income	—	—	—	5,198	—	—	5,198
Other comprehensive loss	—	—	—	—	—	(6,383)	(6,383)
Issuance of common stock to the mutual holding company	14,287,723	143	—	—	—	—	143
Issuance of common stock for the initial public offering, net of offering costs	11,170,402	112	108,800	—	—	—	108,912
Issuance of common stock to the Pioneer Bank Charitable Foundation	519,554	5	5,191	—	—	—	5,196
Purchase of common stock by the ESOP (1,018,325 shares)	—	—		—	(13,644)	—	(13,644)
ESOP shares committed to be released (76,374 shares)	—	—	(28)	—	1,023	—	995
Balance as of June 30, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966

Net income	—	—	—	1,077	—	—	1,077
Other comprehensive income	—	—	—	—	—	12,245	12,245
ESOP shares committed to be released (50,916 shares)	—	—	(148)	—	682	—	534
Balance as of June 30, 2021	25,977,679	$260	$113,815	$140,811	$(11,939)	$(5,125)	$237,822

(1)	Adoption of Accounting Standard Update 2014-09.
(2)	Adoption of Accounting Standard Update 2016-01.

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net income	$1,077	$5,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,857	2,906
Provision for loan losses	4,050	6,790
Net amortization (accretion) on securities	763	(329)
ESOP compensation	534	995
Loss (earnings) on bank-owned life insurance	28	(548)
Net gain on sale of loans	(27)	—
Proceeds from sale of loans	317	—
Net (gain) loss on the sale, disposal or write-down of premises and equipment, and other real estate owned	(12)	28
Net (gain) loss on equity securities	(1,820)	125
Net gain on available for sale securities transactions	—	(138)
Deferred tax benefit	(1,202)	(3,492)
(Increase) decrease in accrued interest receivable	(579)	907
Stock contribution to Pioneer Bank Charitable Foundation	—	5,196
Decrease (increase) in other assets	20,592	(24,059)
Increase in other liabilities	6,075	8,446
Net cash provided by operating activities	32,653	2,025

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	56,543	80,875
Proceeds from sales of securities available for sale	—	5,030
Purchases of securities available for sale	(246,432)	(74,610)
Proceeds from maturities and paydowns of securities held to maturity	4,321	3,763
Purchases of securities held to maturity	(8,377)	(6,712)
Proceeds from sale of equity securities	7,474	—
Net purchases of FHLBNY stock	(205)	(86)
Net decrease (increase) in loans receivable	62,001	(117,311)
Purchases of premises and equipment	(596)	(1,703)
Proceeds from sale of premises and equipment, and other real estate owned	165	138
Proceeds from bank-owned life insurance death benefit	—	1,142
Net cash used in investing activities	(125,106)	(109,474)

Cash flows from financing activities:
Net increase (decrease) in deposits	260,746	(61,168)
Net decrease in mortgagors’ escrow deposits	(233)	—
Issuance of common stock	—	109,055
Purchase of shares by the ESOP	—	(13,644)
Net cash provided by financing activities	260,513	34,243

Net increase (decrease) in cash and cash equivalents	168,060	(73,206)
Cash and cash equivalents at beginning of period	156,903	230,109
Cash and cash equivalents at end of period	$324,963	$156,903

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,122	$4,714
Income taxes	$2,000	$1,800
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$258	$260

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ substantially from those estimates. The allowance for loan losses, valuation of securities and other financial instruments, the funded status and expense of employee benefit plans, legal proceedings and other contingent liabilities and the realizability of deferred tax assets are particularly subject to change.

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

Securities Available for Sale, Securities Held to Maturity and Equity Securities

Management determines the appropriate classification of debt securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If debt securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt securities are classified as securities available for sale and reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive loss, a component of shareholders’ equity. All marketable equity securities are reported at fair value, with changes in fair value recognized through net income in the consolidated statement of operations. At June 30, 2021 and 2020, and during the periods then ended, the Company did not hold any securities considered to be trading securities.

Gains or losses on the sale or call of securities are based on the net proceeds received and the amortized cost of the securities sold or called, using the specific identification method. Unrealized losses on securities which reflect a decline in value which is other-than-temporary are charged to income. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method over the period to the call date or over the terms of the securities, if there is no call date.

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

At June 30, 2021 and 2020 the Company had no loans held for sale.

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders’ equity, net of tax. Other comprehensive income or loss includes the unrealized gain or loss on securities available for sale and changes in the funded status of the Company’s defined benefit pension and other post-retirement plans, net of tax.

Cash Reserve Requirement

The Company may be required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The Company had no reserve requirement at June 30, 2021 and 2020.

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

3.        COVID-19

The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

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

4.        INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$216,155	$121	$(235)	$216,041
Municipal obligations	47,800	6	(9)	47,797
Other debt securities	424	385	(45)	764
Total available for sale securities	$264,379	$512	$(289)	$264,602

Securities held to maturity:
Municipal obligations	$3,878	$61	$—	$3,939
Corporate debt securities	7,000	—	(20)	6,980
Total held to maturity securities	$10,878	$61	$(20)	$10,919

Equity securities:
Common stock	$1,463	$1,416	$—	$2,879
Total equity securities	$1,463	$1,416	$—	$2,879

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$61,299	$215	$(3)	$61,511
Municipal obligations	13,381	6	(2)	13,385
Other debt securities	573	347	(48)	872
Total available for sale securities	$75,253	$568	$(53)	$75,768

Securities held to maturity:
Municipal obligations	$4,822	$95	$—	$4,917
Corporate debt securities	2,000	—	—	2,000
Total held to maturity securities	$6,822	$95	$—	$6,917

Equity securities:
Preferred stock	$6,007	$29	$(980)	$5,056
Common stock	2,807	1,204	(534)	3,477
Total equity securities	$8,814	$1,233	$(1,514)	$8,533

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$85,518	$(235)	$—	$—	$85,518	$(235)
Municipal obligations	21,484	(9)	—	—	21,484	(9)
Other debt securities	9	(1)	165	(44)	174	(45)
	$107,011	$(245)	$165	$(44)	$107,176	$(289)

Securities held to maturity:
Corporate debt securities	$6,980	$(20)	$—	$—	$6,980	$(20)
	$6,980	$(20)	$—	$—	$6,980	$(20)

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$10,195	$(3)	$—	$—	$10,195	$(3)
Municipal obligations	3,609	(2)	—	—	3,609	(2)
Other debt securities	59	(2)	143	(46)	202	(48)
	$13,863	$(7)	$143	$(46)	$14,006	$(53)

The above tables represent securities at June 30, 2021 and 2020, where the current fair value is less than the related amortized cost. There were 69 and 58 securities with unrealized losses at June 30, 2021 and 2020, respectively. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other than temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

During the years ended June 30, 2021 and 2020, management reviewed all private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligations which were rated less than investment grade for impairment, resulting in no additional impairment charges in fiscal 2021 and 2020. In fiscal 2021, 55 securities with an amortized cost of $0.3 million and remaining par value of $1.7 million were evaluated. In fiscal 2020, 55 securities with an amortized cost of $0.4 million and remaining par value of $1.8 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2019	$1,477

Reductions for amounts realized for securities transactions	(263)

Balance, June 30, 2020	1,214

Reductions for amounts realized for securities transactions	—

Balance, June 30, 2021	$1,214

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	June 30, 2021
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$89,988	$90,005
Due after one to five years	158,424	158,291
Due after five to ten years	15,543	15,542
Other debt securities	424	764
	$264,379	$264,602

Securities held to maturity:
Due in one year or less	$2,922	$2,983
Due after one to five years	861	861
Due after five to ten years	7,095	7,075
	$10,878	$10,919

	June 30, 2020
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$56,397	$56,613
Due after one to five years	18,283	18,283
Other debt securities	573	872
	$75,253	$75,768

Securities held to maturity:
Due in one year or less	$3,636	$3,731
Due after one to five years	1,076	1,076
Due after five to ten years	2,110	2,110
	$6,822	$6,917

There were no sales of securities available for sale for the year ended June 30, 2021. During the year ended June 30, 2020, the Company received $5.0 million in proceeds from the sale of securities available for sale, realizing gross gains of $83,000. During the year ended June 30, 2020, the Company realized gross gains of $58,000 from other securities transactions.

During the years ended June 30, 2021 and 2020, there were no sales of securities held to maturity.

At June 30, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of June 30, 2021 and 2020, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $252.8 million and $65.0 million, respectively.

5.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2021	June 30, 2020
Commercial:
Real estate	$490,115	$450,452
Commercial and industrial (1)	167,912	237,223
Construction	64,914	91,805
Total commercial	722,941	779,480
Residential mortgages	279,508	279,960
Home equity loans and lines	75,469	80,345
Consumer	25,568	30,860
	1,103,486	1,170,645
Net deferred loan costs	1,572	605
Allowance for loan losses	(23,259)	(22,851)
Net loans receivable	$1,081,799	$1,148,399

(1)	Commercial and industrial loans included PPP loans of $51.5 million and $74.0 million as of June 30, 2021 and 2020, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Year Ended June 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,570	$3,484	$1,303	$494	$22,851
Provisions charged to operations	3,774	29	114	133	4,050
Loans charged off	(3,175)	(289)	(142)	(237)	(3,843)
Recoveries on loans charged off	131	—	20	50	201
Allowance for loan losses at end of period	$18,300	$3,224	$1,295	$440	$23,259

	For the Year Ended June 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$11,057	$2,360	$813	$269	$14,499
Provisions charged to operations	4,811	1,143	489	347	6,790
Loans charged off	(5)	(19)	—	(162)	(186)
Recoveries on loans charged off (1)	1,707	—	1	40	1,748
Allowance for loan losses at end of period	$17,570	$3,484	$1,303	$494	$22,851

(1)	The year ended June 30, 2020 included a partial recovery in the amount of $1.7 million related to the charge-off of the Mann Entities commercial loan relationships which was recognized in the third fiscal quarter of 2020.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	June 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$1,035	$—	$—	$—	$1,035
Related to loans collectively evaluated for impairment	17,265	3,224	$1,295	$440	22,224
Ending balance	$18,300	$3,224	$1,295	$440	$23,259

Loans:
Individually evaluated for impairment	$14,136	$—	$—	$—	$14,136
Loans collectively evaluated for impairment	708,805	279,508	75,469	25,568	1,089,350
Ending balance	$722,941	$279,508	$75,469	$25,568	$1,103,486

	June 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$929	$—	$—	$—	$929
Related to loans collectively evaluated for impairment	16,641	3,484	1,303	494	21,922
Ending balance	$17,570	$3,484	$1,303	$494	$22,851

Loans:
Individually evaluated for impairment	$8,407	$—	$—	$—	$8,407
Loans collectively evaluated for impairment	771,073	279,960	80,345	30,860	1,162,238
Ending balance	$779,480	$279,960	$80,345	$30,860	$1,170,645

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2021			June 30, 2021
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$9,351	$9,248	$—	$9,219	$99
Commercial and industrial	253	249	—	274	—
Construction	1,340	550	—	1,002	—
Subtotal	10,944	10,047	—	10,495	99
With an allowance recorded:
Commercial:
Real estate	3,671	3,479	464	3,568	—
Commercial and industrial	1,464	610	571	1,118	24
Construction	—	—	—	—	—
Subtotal	5,135	4,089	1,035	4,686	24
Total	$16,079	$14,136	$1,035	$15,181	$123

				For the Year Ended
	June 30, 2020			June 30, 2020
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$5,417	$5,342	$—	$5,203	$265
Commercial and industrial	46	42	—	46	—
Construction	1,319	1,319	—	1,320	—
Subtotal	6,782	6,703	—	6,569	265

With an allowance recorded:
Commercial:
Real estate	233	221	25	234	—
Commercial and industrial	1,494	1,483	904	1,513	88
Subtotal	1,727	1,704	929	1,747	88
Total	$8,509	$8,407	$929	$8,316	$353

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the years ended June 30, 2021 and 2020 was nominal.

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

The Company has implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided.  Commercial, residential mortgage, home equity loans and lines, and consumer loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual.  Consistent with industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that are delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral will be reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. At June 30, 2021, the Company granted payment deferral requests for consumer borrowers related to nine loans representing $1.4 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, and for commercial borrowers related to four loans representing $16.3 million of the Company’s commercial loan balances. As of June 30, 2021, consumer loan deferrals included three loans totaling $757,000 on non-accrual status and classified as substandard and six loans totaling $700,000 accruing interest and not classified assets. As of June 30, 2021, commercial loan deferrals included two loans totaling $9.6 million on non-accrual status which were classified as substandard and two loans totaling $6.6 million accruing interest, of which $1.6 million was classified at special mention and $5.0 million was not a classified asset.

There were no loans modified as troubled debt restructurings during the year ended June 30, 2021.

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	June 30,		June 30,
	2021		2020
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$10,527	$1,476	$3,364	$143
Commercial and industrial	465	1,525	95	1,455
Construction	550	145	1,319	—
Residential mortgages	4,993	—	4,807	—
Home equity loans and lines	2,043	—	1,865	—
Consumer	187	15	210	12
	$18,765	$3,161	$11,660	$1,610

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following table presents the aging of the recorded investment in loans by class of loans (dollars in thousands):

	June 30, 2021
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$5,002	$5,738	$10,745	$479,370	$490,115
Commercial and industrial	—	318	1,970	2,288	165,624	167,912
Construction	—	—	695	695	64,219	64,914
Residential mortgages	673	1,345	2,049	4,067	275,441	279,508
Home equity loans and lines	193	97	1,233	1,523	73,946	75,469
Consumer	2	—	202	204	25,364	25,568
Total	$873	$6,762	$11,887	$19,522	$1,083,964	$1,103,486

	June 30, 2020
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$23	$211	$2,270	$2,504	$447,948	$450,452
Commercial and industrial	—	26	1,551	1,577	235,646	237,223
Construction	—	—	1,319	1,319	90,486	91,805
Residential mortgages	2,666	1,272	3,505	7,443	272,517	279,960
Home equity loans and lines	1,217	1,259	1,383	3,859	76,486	80,345
Consumer	39	4	12	55	30,805	30,860
Total	$3,945	$2,772	$10,040	$16,757	$1,153,888	$1,170,645

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

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$440,209	$25,588	$21,698	$2,620	$490,115
Commercial and industrial	149,909	9,272	8,308	423	167,912
Construction	63,747	—	1,167	—	64,914
	$653,865	$34,860	$31,173	$3,043	$722,941

	June 30, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$433,948	$106	$16,398	$—	$450,452
Commercial and industrial	222,777	6,393	8,000	53	237,223
Construction	89,869	—	1,936	—	91,805
	$746,594	$6,499	$26,334	$53	$779,480

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

At June 30, 2021 and 2020, the Company had residential real estate loans in process of foreclosure of $2.0 million and $2.1 million, respectively.

As of June 30, 2021 and 2020, the Company had pledged $429.7 million and $449.5 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

At June 30, 2021 and 2020, loans to executive officers, directors, or to associates of such persons, as well as activity in such loans for the years then ended were immaterial as a percentage of total loans receivable.

The Company retains the servicing rights on certain mortgage loans sold, and may release the servicing rights on others. Total residential mortgage loans serviced by the Company for unrelated third parties were approximately $20.1 million and $26.8 million at June 30, 2021 and 2020, respectively. At June 30, 2021 and 2020, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $170,000 and $231,000, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at June 30, 2021 and 2020, and therefore no valuation reserve was necessary. At June 30, 2021 and 2020, the Company held escrow funds in trust on loans serviced for others of $493,000 and $610,000, respectively.

6.       DERIVATIVES

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At June 30, 2021, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $758.4 million, consisting of $379.2 million of interest rate swaps with commercial borrowers and $379.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2020, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $706.6 million, consisting of $353.3 million of interest rate swaps with commercial borrowers and $353.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as a component of other assets and other liabilities on the consolidated statement of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	June 30, 2021
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$25,929	$25,929
Less: master netting arrangements	(610)	(610)
Less: cash collateral applied	—	(24,682)
Net amount	$25,319	$637

	June 30, 2020
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$42,922	$42,922
Less: master netting arrangements	—	—
Less: cash collateral applied	—	(42,922)
Net amount	$42,922	$—

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At June 30, 2021, the Company had deposited $24.7 million as collateral for swap agreements with third-party counterparties. At June 30, 2020, the Company had deposited $42.9 million as collateral for swap agreements with third-party counterparties.

7.       PREMISES AND EQUIPMENT

Premises and equipment consists of the following (dollars in thousands):

	June 30,	June 30,
	2021	2020
Land	$6,678	$6,678
Leaseholds and land improvements	2,592	2,574
Buildings	30,129	30,103
Furniture, fixtures, and equipment	15,351	15,072
Construction in progress	576	303
	55,326	54,730
Less accumulated depreciation and amortization	(16,408)	(13,867)
	$38,918	$40,863

Depreciation and amortization included in occupancy and equipment expense amounted to $2,541,000 and $2,542,000 for the years ended June 30, 2021 and 2020, respectively.

8.       GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired other intangible assets were as follows (dollars in thousands):

	June 30,	June 30,
	2021	2020
Customer relationship intangibles:
Gross carrying amount	$2,645	$2,645
Less: accumulated amortization	(1,064)	(800)
Net carrying amount	1,581	1,845

Core deposit intangibles:
Gross carrying amount	562	562
Less: accumulated amortization	(300)	(248)
Net carrying amount	262	314

Total other intangible assets:
Gross carrying amount	3,207	3,207
Less: accumulated amortization	(1,364)	(1,048)
Net carrying amount	$1,843	$2,159

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Year ending June 30,
2022	$300
2023	274
2024	247
2025	220
2026	193

Aggregate amortization expense was $316,000 and $364,000 for the years ended June 30, 2021 and 2020, respectively.

There were no changes in goodwill for the years ended June 30, 2021 and 2020.

There were no impairment losses on goodwill or intangible assets for the years ended June 30, 2021 and 2020.

9.       DEPOSITS

Deposit account balances are summarized as follows (dollars in thousands):

	June 30,	June 30,
	2021	2020
Non-interest bearing demand accounts	$504,888	$437,536
Interest-bearing accounts:
Interest-bearing demand accounts	175,803	110,711
Savings accounts	300,835	258,581
Money market accounts	454,494	343,763
Time deposits	94,876	119,559
Total interest bearing accounts	1,026,008	832,614
Total deposits	$1,530,896	$1,270,150

Overdrawn demand deposit balances of $145,000 and $181,000 were reclassified as loan balances as of June 30, 2021 and 2020, respectively.

Time deposits outstanding that had balances of $250,000 and over amounted to approximately $20.9 million and $30.0 million at June 30, 2021 and 2020, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Year ending June 30,
2022	$62,225
2023	19,695
2024	7,571
2025	2,815
2026	2,570
$94,876

Deposits of related parties amounted to $20.2 million and $7.5 million at June 30, 2021 and 2020, respectively.

10.       BORROWINGS

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

At June 30, 2021, the Company pledged approximately $429.7 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2021, the maximum amount of funding available from the FHLBNY was $360.9 million, of which none was utilized for borrowings and $152.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

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

At June 30, 2021 and 2020, the Company had an unsecured $20.0 million line of credit available with an unrelated financial institution; there were no outstanding draws on the line at June 30, 2021 and 2020.

11.     OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Loss Components			Where Net Income is Presented
	Year Ended
	June 30,
	2021	2020
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$138	Net gain on available for sale securities transactions
Tax expense	—	(36)	Income tax expense
Net of tax	—	102

Amortization of defined benefit plan items (before tax):
Net actuarial loss	(1,698)	(1,080)	Salaries and employee benefits
Tax benefit	443	282	Income tax expense
Net of tax	(1,255)	(798)
Total reclassification for the period, net of tax	$(1,255)	$(696)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Year Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2021:
Accumulated other comprehensive loss as of July l, 2020	$380	(17,750)	$(17,370)
Other comprehensive income before reclassifications	(216)	11,206	10,990
Amounts reclassified from accumulated other comprehensive income	—	1,255	1,255
Accumulated other comprehensive loss as of June 30, 2021	$164	$(5,289)	$(5,125)

2020:
Accumulated other comprehensive loss as of July l, 2019	338	(11,441)	(11,103)
Other comprehensive loss before reclassifications	28	(7,107)	(7,079)
Amounts reclassified from accumulated other comprehensive income	(102)	798	696
Reclassification for change in accounting (1)	116	—	116
Accumulated other comprehensive loss as of June 30, 2020	$380	$(17,750)	$(17,370)

(1)	Adoption of ASU 2016-01 – cumulative effect of change in measurement of equity securities.

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Year Ended
	June 30,
	2021	2020
Unrealized gains/losses on securities:
Unrealized holdings (losses) gains arising during the period	$(76)	$11
Reclassification adjustment for gains included in net income	—	(36)
	(76)	(25)
Defined benefit plans:
Change in funded status	3,966	(2,516)
Reclassification adjustment for amortization of net actuarial loss	443	282
	4,409	(2,234)
	$4,333	$(2,259)

12.     EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Amounts recognized in the consolidated statement of condition related to the Company’s plans are as follows as of June 30 (dollars in thousands):

	2021	2020
Other assets
Pension asset	$3,200	$—

Other liabilities
Unfunded pension liability	$—	$10,293
Accumulated post-retirement benefit obligation	1,945	2,204

	$1,945	$12,497

Accumulated other comprehensive loss, net of taxes
Pension plan	$5,156	$17,387
Post-retirement benefit plan	134	363

	$5,290	$17,750

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

The following table sets forth information on the Company’s defined benefit pension plan as of June 30 (dollars in thousands):

	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$64,766	$56,150
Service cost	2,910	2,252
Interest cost	1,809	1,968
Actuarial (gain) loss	(2,005)	7,718
Benefits paid	(2,464)	(3,322)

Projected benefit obligation at end of year	65,016	64,766

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	54,473	55,686
Actual return on plan assets	16,182	2,206
Gain (loss) due to expense assumption	25	(97)
Benefits paid	(2,464)	(3,322)

Fair value of plan assets at end of year	68,216	54,473

Funded (unfunded) status of plan at end of year	$3,200	$(10,293)

Net periodic pension cost included in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2021	2020
Service cost	$2,910	$2,252
Interest cost	1,809	1,968
Expected return on plan assets	(3,349)	(3,703)
Amortization of net actuarial loss	1,698	1,080
Net periodic pension cost	$3,068	$1,597

Amounts recognized in accumulated other comprehensive loss, before tax effect consist of net actuarial losses of $6,981,000 and $23,541,000 at June 30, 2021 and 2020, respectively.

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during the year ending June 30, 2022, is $0.

The actuarial assumptions used in determining the present value of the projected benefit obligations and net periodic pension cost as of and for the years ended June 30 were as follows:

	2021	2020
Weighted average assumptions – benefit obligations
Discount rate	2.91%	2.87%
Annual rate of compensation increase	3.00%	3.00%

Weighted average assumptions – net periodic benefit cost
Discount rate	2.87%	3.49%
Annual rate of compensation increase	3.00%	3.00%
Expected long-term rate of return on plan assets	6.25%	6.75%

For the years ended June 30, 2020 and 2021, the discount rate assumption used was the above median curve.

Accumulated Benefit Obligation

The accumulated benefit obligation (the actuarial present value of benefits, vested and nonvested, earned by employees based on current and past compensation levels) for the Company’s defined benefit pension plan totaled $58,152,000 and $58,143,000 as of June 30, 2021 and 2020, respectively.

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

Contributions

For the fiscal year ending June 30, 2022, the Company is not required to make a cash contribution to the plan, but may elect to do so.

Estimated Future Benefit Payments

The benefit payments expected to be paid over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2022	$1,498
2023	1,539
2024	1,621
2025	1,734
2026	1,857
Years 2027 – 2031	12,630

The Company’s pension plan asset allocation at June 30, 2021 and 2020, target allocation for 2021, and expected long-term rate of return by asset category are as follows:

	Percentage of			Weighted-
	Target	Plan Assets at		Average Expected
	Allocation	Year End		Long-Term Rate
Asset Category	2021	2021	2020	of Return
Equity securities	65.0%	62.4%	62.6%	5.00 – 9.00%
Fixed income securities	35.0%	37.6%	37.4%	1.00 – 4.00%
Total		100.0%	100.0%

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

The fair values of the plan assets at June 30, by asset category, are as follows (dollars in thousands):

		June 30, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$3,424	$3,424	$—	$—
Cohen & Steers Real Estate SECS I	2,001	2,001	—	—
Fidelity Capital & Income Fund	3,417	3,417	—	—
PIMCO Commodities Plus Strat Fd Inst	2,063	2,063	—	—
PIMCO Long Term Credit Bond Inst	10,370	10,370	—	—
PIMCO Low Duration Incm Fd I	2,720	2,720	—	—
Vanguard Developed Mkts Index Inst	8,594	8,594	—	—
Vanguard Growth Index Fund Instl	9,867	9,867	—	—
Vanguard Mid Cap Index Funds Admiral	4,798	4,798	—	—
Vanguard Small Cap I	4,073	4,073	—	—
Vanguard Value Index Instl Shares	9,403	9,403	—	—
Western Asset Core Bd Fd I	6,818	6,818	—	—
Cash	668	668	—	—
Total plan assets	$68,216	$68,216	$—	$—

		June 30, 2020
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,861	$2,861	$—	$—
Cohen & Steers Real Estate SECS I	1,625	1,625	—	—
Fidelity Capital & Income Fund	2,706	2,706	—	—
PIMCO Commodities Plus Strat Fd Inst	1,740	1,740	—	—
PIMCO Long Term Credit Bond Inst	8,247	8,247	—	—
PIMCO Low Duration Incm Fd I	2,156	2,156	—	—
Vanguard Developed Mkts Index Inst	7,182	7,182	—	—
Vanguard Growth Index Fund Instl	7,862	7,862	—	—
Vanguard Mid Cap Index Funds Admiral	3,798	3,798	—	—
Vanguard Small Cap I	3,210	3,210	—	—
Vanguard Value Index Instl Shares	7,322	7,322	—	—
Western Asset Core Bd Fd I	5,389	5,389	—	—
Cash	375	375	—	—
Total plan assets	$54,473	$54,473	$—	$—

There were no significant transfers between Level 1 and Level 2 during the years ended June 30, 2021 and 2020.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated financial statements at June 30 (dollars in thousands):

	2021	2020
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation at beginning of year	$2,204	$1,835
Service cost	44	36
Interest cost	52	64
Actuarial (gain) loss	(298)	19
Effect of changes in assumptions	—	295
Benefits paid	(57)	(45)

Accumulated benefit obligation at end of year	1,945	2,204

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Actual return on plan assets	—	—
Employer contributions	57	45
Benefits paid	(57)	(45)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(1,945)	$(2,204)

Net periodic post-retirement benefit cost included in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2021	2020
Service cost	$44	$36
Interest cost	52	64
Recognized actuarial loss	13	3
Net periodic post-retirement benefit cost	$109	$103

Amounts recognized in accumulated other comprehensive loss, before tax effect, at June 30, consist of (dollars in thousands):

	2021	2020
Net actuarial loss	$181	$491

The estimated net actuarial loss for the post-retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit costs during the year ending June 30, 2022, is $0.

The discount rates used in determining the accumulated post-retirement benefit obligation were 2.91% and 3.60% at June 30, 2021 and 2020, respectively.

For the year ended June 30, 2021, the discount rate assumption has changed to the above median curve. For the year ended June 30, 2020, the discount rate assumption was the standard discount curve.

For measurement purposes, the medical care cost trend rate has no effect on the Company’s cost since the insurance premiums are a fixed amount (capped). However, increasing or decreasing the benefit cost cap for plan participants could have a significant impact on the accumulated benefit obligation and employer cost.

The projected benefit payments under the plan over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2022	$87
2023	92
2024	99
2025	85
2026	88
Years 2027 – 2031	417

401(k) Plan

The Company maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may contribute up to the maximum amount allowed under the Internal Revenue Code. The Company matches 100% on the first 1% of employee contributions and 50% on the next 5% after the employee has completed one year of service. The 401(k) plan contribution expense was approximately $442,000 and $459,000 for the years ended June 30, 2021 and 2020, respectively.

Supplemental Retirement and Deferred Compensation Plans

The Company had a Targeted Benefit Supplemental Retirement Plan for executives. At June 30, 2021 and 2020, the Company had an accrued benefit liability of $427,000 and $435,000, respectively. Effective June 2010, the plan was terminated and there have been no additional contributions. There were no provisions for the years ended June 30, 2021 and 2020. Changes in the accrued benefit liability equal the changes in the fair values of designated assets, less participant payments.

The Company has a Deferred Compensation Plan for directors and certain of its officers. Under the plan, participants can elect to defer all, or portion of their directors fees, or salaries and/or bonuses, and invest those funds in various investment fund options. At June 30, 2021 and 2020, the Company had an accrued benefit liability of $850,000 and $652,000, respectively. Changes in the accrued benefit liability equal the changes in the fair values of the invested assets, additional deferrals, less participant payments, if any.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2021 was $12.4 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	As of June 30,
	2021	2020
Allocated	101,832	50,916
Committed to be allocated	25,458	25,458
Unallocated	891,035	941,951
Total Shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2021 and 2020 was $534,000 and $995,000, respectively.

13.     INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	For the Years Ended
	June 30,
	2021	2020
Current tax expense	$2,785	$4,289
Deferred tax	(1,202)	(3,492)
Total income tax expense	$1,583	$797

Income tax expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	June 30,
	2021		2020
	Amount	Rate	Amount	Rate
Income before tax at the federal tax rate	$558	21.0%	$1,259	21.0%
State expense, net of federal benefit	139	5.2%	(227)	(3.8)%
Non-deductible expenses	945	35.5%	—	—%
Tax-exempt income	(88)	(3.3)%	(141)	(2.4)%
Bank-owned life insurance	6	0.2%	(115)	(1.9)%
Other, net	23	0.9%	21	0.4%
Total income tax expense	$1,583	59.5%	$797	13.3%

The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	June 30,	June 30,
	2021	2020
Deferred tax assets
Allowance for loan losses	$7,393	$6,786
OTTI – securities	334	368
Post-retirement benefit obligations	486	468
Deferred compensation	269	285
Unfunded defined benefit and postretirement benefit plan liabilities	1,872	6,282
Contribution carryforward	802	1,295
Other	733	263
Total deferred tax assets	11,889	15,747

Deferred tax liabilities
Depreciation	(2,329)	(2,451)
Net deferred loan origination costs	(506)	(569)
Prepaid pension	(2,800)	(3,643)
Prepaid expenses	(141)	(160)
Unrealized gains on securities available for sale	(58)	(135)
Other	(845)	(448)
Total deferred tax liabilities	(6,679)	(7,406)
Net deferred tax asset at end of year	$5,210	$8,341

Net deferred tax assets are included in other assets in the consolidated statement of condition.

Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amount of available open tax carrybacks, if any. As of June 30, 2021, and 2020, no valuation allowance was required.

For the years ending June 30, 2021 and 2020, there were no amounts accrued and/or paid for interest and penalties.

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

A deferred tax liability has not been recognized with respect to the Federal base-year reserve of $9.3 million at June 30, 2021 and 2020, because the Company does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $2.4 million at June 30, 2021 and 2020. It is more likely than not that this liability will never be incurred because, as noted above, the Company does not expect to take any action in the future that would result in this liability being incurred.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Company is no longer subject to examination by either taxing authority for years before calendar 2017.

14.     COMMITMENTS AND CONTINGENT LIABILITIES

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

	June 30, 2021
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$29,292	$179,767	$209,059
Standby letters of credit	—	25,011	25,011
	$29,292	$204,778	$234,070

	June 30, 2020
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$41,573	$232,137	$273,710
Standby letters of credit	—	30,654	30,654
	$41,573	$262,791	$304,364

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At June 30, 2021 and 2020, approximately $29.0 million and $43.8 million of adjustable rate residential mortgage loans had interest rate caps, respectively. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At June 30, 2021 and 2020, approximately $1.4 million and $3.5 million of the adjustable rate mortgage loans had conversion options, respectively.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At June 30, 2021, the Company had no loans held for sale. In addition, the Company has no loan commitments with borrowers at June 30, 2021 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At June 30, 2021, the Company had no commitments to sell loans to unrelated investors.

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

Leases

The Company leases certain branches and equipment under various noncancelable operating leases. The future minimum payments by year and in the aggregate, under all significant noncancelable operating leases with initial or remaining terms of one year or more, are as follows (dollars in thousands):

Year ending June 30,
2022	$608
2023	611
2024	557
2025	412
2026	272
Thereafter	581
$3,041

Total rent expense was approximately $732,000 and $711,000 for the years ended June 30, 2021 and 2020, respectively.

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and record a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $4.5 million was recognized for the year ended June 30, 2021 (none in 2020).  For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $52.5 million in excess of the accrued liability, if any, as of June 30, 2021. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties.  The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual.  The estimated range of possible loss does not represent the Company’s maximum loss exposure.

Information is provided below regarding the nature of the matters and associated claimed damages. The Company and the Bank are defending each of these matters vigorously, and the Company believes that it and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. In light of the significant judgment, variety of assumptions and uncertainties involved in the matters described below, some of which are beyond the Company’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters, or matters related to or resulting from the matters described below, could have an adverse material impact on the Company’s business, prospects, financial condition, results of operations, cash flows, or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the third fiscal quarter of 2021, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

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

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the fiscal year ended June 30, 2021, the Bank recognized insurance recoveries in the amount of $1.3 million, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations.

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

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss five of Berkshire Bank’s claims. On December 18, 2020, Berkshire filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss. On July 1, 2021, the court granted in part and denied in part the Bank’s motion to dismiss. On August 4, 2021, the Bank filed its answer to Berkshire Bank’s remaining claims. This matter is currently in discovery.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, (2) engaged in fraudulent activities, (3) engaged in constructive fraud, and (4) negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss three of Chemung’s four claims. On December 18, 2020, Chemung filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss. On July 1, 2021, the court granted in part and denied in part the Bank’s motion to dismiss. On August 4, 2021, the Bank filed its answer to Chemung’s remaining claims. This matter is currently in discovery.

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

On April 30, 2021, the Bank filed a complaint in the Supreme Court of the State of New York against Atlantic Specialty Insurance Company (“ASIC”), for breach of an insurance contract, breach of the covenant of good faith and fair dealing, and declaratory judgment.  The Bank’s complaint alleges that it was insured under a management and professional liability insurance policy issued by ASIC (“Policy”), and that the Bank has incurred loss covered under the Policy as a result of the above-described lawsuits filed by Southwestern, NatPay, DOJ, AXH, Berkshire Bank, and Chemung, and responding to various inquiries and investigations relating to the entities and events that are the subjects of certain of those lawsuits.  The Bank’s complaint alleges that ASIC has violated the Policy by failing to reimburse the Bank for the full amount of the Bank’s loss covered under the Policy, including defense costs. The Bank’s complaint seeks a declaratory judgment, damages against ASIC of at least $1.1 million (plus interest and costs), and consequential damages. On August 20, 2021, ASIC filed a partial motion to dismiss some of the Bank’s claims.

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13, 2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. The government’s motion to dismiss the Bank’s petition is pending in court.

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

The New York State Department of Financial Services (the “NYSDFS”) has made requests for production of documents, conducted interviews with Bank employees, and taken other investigatory actions with respect to the Bank’s practices associated with the Mann Parties. The Bank has complied with these requests, producing responsive, non-privileged documents to the NYSDFS. In Summer 2021, NYSDFS informed the Bank that if the parties could not reach a negotiated resolution related to NYSDFS’s findings arising from the Bank’s practices associated with the Mann Parties, NYSDFS would proceed to an administrative hearing on the issue. It is unknown whether the parties will be able to resolve the matter. A resolution could involve monetary penalties, injunctive relief, and other regulatory consequences. The monetary penalties could be up to $30.0 million, though, $15.0 million of these potential monetary penalties relate to and are not incremental to the damages sought by the plaintiffs in the Southwestern, NatPay, DOJ and the AHX proceedings described in this section.

The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant.  These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences.

15.     FAIR VALUE

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		June 30, 2021 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$216,041	$216,041	$—	$—
Municipal obligations	47,797	—	47,797	—
Other debt securities	764	—	764
Total debt securities	264,602	216,041	48,561	—
Equity securities	2,879	2,879	—	—
Derivative assets	25,319	—	25,319	—
Total	$292,800	$218,920	$73,880	$—

Liabilities:
Derivative liabilities	$637	$—	$637	$—
Total	$637	$—	$637	$—

		Fair Value Measurements at
		June 30, 2020 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$61,511	$61,511	$—	$—
Municipal obligations	13,385	—	13,385	—
Other debt securities	872	—	872
Total debt securities	75,768	61,511	14,257	—
Equity securities	8,533	5,528	3,005	—
Derivative assets	42,922	—	42,922	—
Total	$127,223	$67,039	$60,184	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Impaired loans:
Commercial loans	$2,675	$—	$—	$2,675
OREO	365	—	—	365

June 30, 2020
Impaired loans:
Commercial loans	$775	$—	$—	$775
OREO	260	—	—	260

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $3.7 million with a valuation allowance of $1.0 million resulting in an estimated fair value of $2.7 million as of June 30, 2021. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.7 million with a valuation allowance of $929,000 resulting in an estimated fair value of $775,000 as of June 30, 2020.

OREO measured at fair value less costs to sell, had a carrying amount of $365,000 at June 30, 2021. There were no write-downs for the year ended June 30, 2021. OREO measured at fair value less costs to sell, had a carrying amount of $260,000 at June 30, 2020. There were write-downs of $8,000 for the year ended June 30, 2020.

The carrying and estimated fair values of financial assets and liabilities as of June 30 were as follows (dollars in thousands):

	June 30, 2021
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$324,963	$324,963	$324,963	$—	$—
Securities available for sale	264,602	264,602	216,041	48,561	—
Securities held to maturity	10,878	10,919	—	10,919	—
Equity securities	2,879	2,879	2,879	—	—
FHLBNY stock	1,215	1,215	—	1,215	—
Net loans receivable	1,081,799	1,094,985	—	—	1,094,985
Accrued interest receivable	4,046	4,046	—	4,046	—
Derivative assets	25,319	25,319	—	25,319	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,436,020	$1,436,020	$—	$1,436,020	$—
Time deposits	94,876	95,597	—	95,597	—
Mortgagors’ escrow deposits	5,811	5,811	—	5,811	—
Accrued interest payable	24	24	—	24	—
Derivative liabilities	637	637	—	637	—

	June 30, 2020
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$156,903	$156,903	$156,903	$—	$—
Securities available for sale	75,768	75,768	61,511	14,257	—
Securities held to maturity	6,822	6,917	—	6,917	—
Equity securities	8,533	8,533	5,528	3,005	—
FHLBNY stock	1,010	1,010	—	1,010	—
Net loans receivable	1,148,399	1,180,002	—	—	1,180,002
Accrued interest receivable	3,467	3,467	—	3,467	—
Derivative assets	42,922	42,922	—	42,922	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,150,591	$1,150,591	$—	$1,150,591	$—
Time deposits	119,559	120,921	—	120,921	—
Mortgagors’ escrow deposits	6,044	6,044	—	6,044	—
Accrued interest payable	35	35	—	35	—

Short-Term Financial Instruments

The fair value of certain financial instruments are estimated to approximate their carrying amounts because the remaining term to maturity or period to repricing of the financial instrument is less than ninety days. Such financial instruments include cash and cash equivalents, accrued interest receivable and payable and mortgagor’s escrow deposits.

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

16.     REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Basel III transitional rules became effective for the Bank and Pioneer Commercial Bank on January 1, 2015 with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50% for 2021 and 2020.

As of June 30, 2021 and 2020, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank, are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of June 30, 2021

Tier 1 (leverage) capital	$177,269	10.00%	$70,894	4.00%	N/A	N/A	$88,617	5.00%
Risk-based capital
Common Tier 1	$177,269	16.82%	$47,422	4.50%	$73,768	7.00%	$68,499	6.50%
Tier 1	$177,269	16.82%	$63,230	6.00%	$89,576	8.50%	$84,307	8.00%
Total	$190,566	18.08%	$84,307	8.00%	$110,652	10.50%	$105,383	10.00%

As of June 30, 2020

Tier 1 (leverage) capital	$175,424	11.53%	$60,868	4.00%	N/A	N/A	$76,085	5.00%
Risk-based capital
Common Tier 1	$175,424	15.33%	$51,503	4.50%	$80,115	7.00%	$74,393	6.50%
Tier 1	$175,424	15.33%	$68,670	6.00%	$97,283	8.50%	$91,561	8.00%
Total	$189,835	16.59%	$91,561	8.00%	$120,173	10.50%	$114,451	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of June 30, 2021

Tier 1 (leverage) capital	$30,966	7.53%	$16,442	4.00%	N/A	N/A	$20,553	5.00%
Risk-based capital
Common Tier 1	$30,966	37.65%	$3,702	4.50%	$5,758	7.00%	$5,347	6.50%
Tier 1	$30,966	37.65%	$4,935	6.00%	$6,992	8.50%	$6,580	8.00%
Total	$30,966	37.65%	$6,580	8.00%	$8,637	10.50%	$8,226	10.00%

As of June 30, 2020

Tier 1 (leverage) capital	$27,144	8.11%	$13,388	4.00%	N/A	N/A	$16,736	5.00%
Risk-based capital
Common Tier 1	$27,144	45.91%	$2,661	4.50%	$4,139	7.00%	$3,843	6.50%
Tier 1	$27,144	45.91%	$3,548	6.00%	$5,026	8.50%	$4,730	8.00%
Total	$27,144	45.91%	$4,730	8.00%	$6,209	10.50%	$5,913	10.00%

17.     REVENUE RECOGNITION

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the years ended June 30, 2021 and 2020.

	For the Year Ended June 30,
	2021	2020

	(dollars in thousands)
Non-interest Income
In scope
Insurance services	$3,629	$3,727
Wealth management services	3,184	2,750
Service charges on deposit accounts	2,517	3,095
Card services income	3,092	2,779
Other	346	199
Non-interest income in scope	12,768	12,550

Non-interest income out of scope	2,982	3,132

Total non-interest income	$15,750	$15,682

18.     EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of June 30, 2021 and 2020.

	For the Year Ended June 30,
	2021	2020

Net income applicable to common stock	$1,077	$5,198

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	910,129	964,227
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,067,550	25,013,452

Net earnings per common share:
Basic	$0.04	$0.21
Diluted	$0.04	$0.21

19.     CONDENSED FINANCIAL STATEMENTS OF PIONEER BANCORP, INC.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Pioneer Bancorp, Inc. as of and for the year ended June 30, 2021 and June 30, 2020.

Pioneer Bancorp, Inc.
Condensed Statement of Financial Condition
As of June 30, 2021 and 2020
(in thousands)
	2021	2020
ASSETS
Cash and cash equivalents	$42,801	$41,681
Investment in subsidiaries	181,279	167,506
Loan receivable	12,431	12,863
Other assets	1,311	1,952
Total assets	$237,822	$224,002

LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities	$—	$36
Total shareholders' equity	237,822	223,966
Total liabilities and shareholders' equity	$237,822	$224,002

Pioneer Bancorp, Inc.
Condensed Statement of Operations
For the Years Ended June 30, 2021 and 2020
(in thousands)
	2021	2020
INCOME
Interest-earning assets	$550	$682
Total income	550	682

OPERATING EXPENSES:
Contribution to Pioneer Bank Charitable Foundation	—	5,446
Other	238	81
Total operating expenses	238	5,527

Income (loss) before tax benefit and equity in undistributed net income of subsidiaries	312	(4,845)
Income tax (benefit)	81	(1,583)
Income (loss) before equity in undistributed net income of subsidiaries	231	(3,262)
Equity in undistributed net income of subsidiaries	846	8,460
Net income	$1,077	$5,198

Pioneer Bancorp, Inc.
Condensed Statement of Cash Flow
For the Years Ended June 30, 2021 and 2020
(in thousands)
	2021	2020
Cash flow from operating activities:
Net income	$1,077	$5,198

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed income of subsidiaries	(846)	(8,460)
Stock contribution to Pioneer Bank Charitable Foundation	—	5,196
Net decrease (increase) in other assets	641	(1,952)
Net (decrease) increase in other liabilities	(36)	36
Net cash provided by operating activities	836	18

Cash flow from investing activities:
Decrease (increase) in loan receivable	432	(12,863)
Investment in subsidiary	—	(54,500)
Net cash provided (used) by investing activities	432	(67,363)

Cash flow from financing activities:
Issuance of common stock	—	109,055
Other	(148)	(29)
Net cash (used) provided by financing activities	(148)	109,026
Net increase in cash and cash equivalents	1,120	41,681
Cash and cash equivalents at beginning of year	41,681	—
Cash and cash equivalents at end of year	$42,801	$41,681

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

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the Company’s internal control over financial reporting as of June 30, 2021, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of June 30, 2021, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of June 30, 2021 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of June 30, 2021 (the 2020 Equity Incentive Plan remains subject to NYSDFS approval before awards can be made).

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average	remaining available for
Plan	outstanding options and rights	exercise price	issuance under plan
Equity compensation plans approved by stockholders	-	-	1,782,068
Equity compensations plans not approved by stockholders	-	-	-
Total	-	-	1,782,068

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

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Statements of Condition - at June 30, 2021 and 2020

(C)   Consolidated Statements of Operations - Years ended June 30, 2021 and 2020

(D)   Consolidated Statements of Comprehensive Income (Loss) – Years ended June 30, 2021 and 2020

(E)   Consolidated Statements of Changes in Shareholders’ Equity - Years ended June 30, 2021 and 2020

(F)   Consolidated Statements of Cash Flows - Years ended June 30, 2021 and 2020

(G)   Notes to the Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

3.2

Amended and Restated Bylaws of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38991), filed with the Securities and Exchange Commission on March 19, 2021)

4.1

Form of Common Stock Certificate of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on December 10, 2019)

10.1

Employment Agreement by and between Pioneer Bank and Thomas L. Amell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.2

Change in Control Agreement by and between Pioneer Bank and Frank C. Sarratori (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.3

Change in Control Agreement by and between Pioneer Bank and Jesse Tomczak (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.4

Change in Control Agreement by and between Pioneer Bank and Patrick J. Hughes (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.5

Pioneer Bank Targeted Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)+

10.6

Pioneer Bank Board of Trustees and Executive Employees Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)+

10.7

Purchase Agreement by and between Pioneer Savings Bank and Homestead Funding Corp. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

10.8

Pioneer Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 5, 2021 (file no. 001-38991))+

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

PIONEER BANCORP, INC.

Date: September 28, 2021	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	September 28, 2021
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	September 28, 2021
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Madeline Taylor	Chairman of the Board	September 28, 2021
Madeline Taylor

/s/ Eileen Bagnoli	Director	September 28, 2021
Eileen Bagnoli

/s/ Donald E. Fane	Director	September 28, 2021
Donald E. Fane

/s/ Stacey Hengsterman	Director	September 28, 2021
Stacey Hengsterman

/s/ Shaun Mahoney	Director	September 28, 2021
Shaun Mahoney

/s/ Dr. James K. Reed	Director	September 28, 2021
Dr. James K. Reed

/s/ Edward Reinfurt	Director	September 28, 2021
Edward Reinfurt