Form 10-Q
period 2021-09-30
Pioneer Bancorp, Inc./MD
filed 2021-11-09
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO   ☒

As of November 8, 2021, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2021	2021
Assets
Cash and due from banks	$58,370	$24,492
Federal funds sold	3,284	180
Interest-earning deposits with banks	416,925	300,291
Cash and cash equivalents	478,579	324,963

Securities available for sale, at fair value	310,699	264,602
Securities held to maturity (fair value of $18,986 at September 30, 2021; and $10,919 at June 30, 2021)	18,807	10,878
Equity securities, at fair value	2,034	2,879
Federal Home Loan Bank of New York stock	1,288	1,215
Net loans receivable	1,049,332	1,081,799
Accrued interest receivable	3,869	4,046
Premises and equipment, net	38,486	38,918
Bank-owned life insurance	17,213	17,212
Goodwill	7,292	7,292
Other intangible assets, net	1,767	1,843
Other assets	38,293	40,605
Total assets	$1,967,659	$1,796,252

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$637,891	$504,888
Interest bearing deposits	1,066,476	1,026,008
Total deposits	1,704,367	1,530,896
Mortgagors’ escrow deposits	2,351	5,811
Other liabilities	21,795	21,723
Total liabilities	1,728,513	1,558,430

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and June 30, 2021)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of September 30, 2021 and June 30, 2021)	260	260
Additional paid in capital	113,798	113,815
Retained earnings	142,168	140,811
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(11,768)	(11,939)
Accumulated other comprehensive loss	(5,312)	(5,125)
Total shareholders' equity	239,146	237,822
Total liabilities and shareholders' equity	$1,967,659	$1,796,252

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	September 30,
	2021	2020
Interest and dividend income:
Loans	$10,034	$10,664
Securities	430	330
Interest-earning deposits with banks and other	152	71
Total interest and dividend income	10,616	11,065

Interest expense:
Deposits	358	686
Borrowings and other	23	29
Total interest expense	381	715
Net interest income	10,235	10,350
Provision for loan losses	250	750
Net interest income after provision for loan losses	9,985	9,600

Noninterest income:
Bank fees and service charges	1,605	1,535
Insurance and wealth management services	1,561	1,353
Net (loss) gain on equity securities	(43)	584
Net gain on securities transactions	4	—
Other	73	56
Total noninterest income	3,200	3,528

Noninterest expense:
Salaries and employee benefits	6,225	6,459
Net occupancy and equipment	1,712	1,606
Data processing	1,039	874
Advertising and marketing	74	127
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	192	257
Professional fees	847	1,015
Other	1,325	1,093
Total noninterest expense	11,414	11,431
Income before income taxes	1,771	1,697
Income tax expense	414	303
Net income	$1,357	$1,394

Net earnings per common share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

Weighted average shares outstanding - basic and diluted	25,093,008	25,042,092

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2021	2020

Net income	$1,357	$1,394

Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(250)	(99)
Reclassification adjustment for gains included in net income	(4)	—
	(254)	(99)
Tax benefit	(67)	(27)
	(187)	(72)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
Tax effect	—	—
	—	—
Total other comprehensive loss	(187)	(72)
Comprehensive income	$1,170	$1,322

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966
Net income	—	—	—	1,394	—	—	1,394
Other comprehensive loss	—	—	—	—	—	(72)	(72)
ESOP shares committed to be released (12,729 shares)	—	—	(60)	—	171	—	111
Balance as of September 30, 2020	25,977,679	$260	$113,903	$141,128	$(12,450)	$(17,442)	$225,399

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2021	25,977,679	$260	$113,815	$140,811	$(11,939)	$(5,125)	$237,822

Net income	—	—	—	1,357	—	—	1,357
Other comprehensive loss	—	—	—	—	—	(187)	(187)
ESOP shares committed to be released (12,729 shares)	—	—	(17)	—	171	—	154

Balance as of September 30, 2021	25,977,679	$260	$113,798	$142,168	$(11,768)	$(5,312)	$239,146

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net income	$1,357	$1,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	678	713
Provision for loan losses	250	750
Net amortization on securities	247	72
ESOP compensation	154	111
Earnings on bank-owned life insurance	(1)	(4)
Net gain on the sale or disposal of premises and equipment and other real estate owned	—	(16)
Net loss (gain) on equity securities	43	(584)
Net gain on sales of available for sale securities	(4)	—
Deferred tax expense (benefit)	355	(172)
Decrease (increase) in accrued interest receivable	177	(651)
Decrease in other assets	2,573	2,826
Increase (decrease) in other liabilities	72	(6,459)
Net cash provided by (used in) operating activities	5,901	(2,020)

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	22,263	20,037
Proceeds from sales of securities available for sale	5,267	—
Purchases of securities available for sale	(74,125)	(26,201)
Proceeds from maturities and paydowns of securities held to maturity	398	1,521
Purchases of securities held to maturity	(8,327)	(5,338)
Proceeds from sale of equity securities	803	—
Net purchases of FHLBNY stock	(73)	—
Net decrease in loans receivable	31,667	9,554
Purchases of premises and equipment	(169)	(44)
Proceeds from sale of premises and equipment, and other real estate owned	—	115
Net cash used in investing activities	(22,296)	(356)

Cash flows from financing activities:
Net increase in deposits	173,471	111,041
Net decrease in mortgagors’ escrow deposits	(3,460)	(3,410)
Net cash provided by financing activities	170,011	107,631

Net increase in cash and cash equivalents	153,616	105,255
Cash and cash equivalents at beginning of period	324,963	156,903
Cash and cash equivalents at end of period	$478,579	$262,158

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$382	$726
Income taxes	$500	$—
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$550	$—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

1.NATURE OF OPERATIONS

Nature of Operations

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank (the “Bank”). The Bank is a New York State chartered savings bank whose wholly owned subsidiaries are Pioneer Commercial Bank, Anchor Agency, Inc. and Pioneer Financial Services, Inc. On July 17, 2019, the Company became the holding company of the Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization.

The Company provides diversified financial services through the Bank and its subsidiaries, with 22 offices in the Capital Region of New York State. The Company, through its subsidiaries, offers a broad array of deposit, lending, and other financial services to individuals, businesses, and municipalities.

The interim financial data as of September 30, 2021 and for the three months ended September 30, 2021 and 2020, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2022 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K, for the year ended June 30, 2021.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ substantially from those estimates. The allowance for loan losses, valuation of securities and other financial instruments, the funded status and expense of employee benefit plans, legal proceedings and other contingent liabilities, and the realizability of deferred tax assets are particularly subject to change.

Reclassifications

Amounts in the prior period’s consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Adoption of Recent Accounting Pronouncements

The following accounting standards have been adopted in the first quarter ended September 30, 2021:

On July 1, 2021, the Company adopted ASU 2018-14 related to guidance on “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, which applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Disclosure requirements, including but not limited to, the following were removed from Subtopic 715-20:  the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year;  the amount and timing of plan assets expected to be returned to the employer and  for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715-20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

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

3.COVID-19 PANDEMIC

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

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$237,518	$57	$(384)	$237,191
Municipal obligations	72,823	1	(32)	72,792
Other debt securities	389	373	(46)	716
Total available for sale securities	$310,730	$431	$(462)	$310,699

Securities held to maturity:
Municipal obligations	$6,807	$85	$—	$6,892
Corporate debt securities	12,000	94	—	12,094
Total held to maturity securities	$18,807	$179	$—	$18,986

Equity securities:
Common stock	$1,040	$994	$—	$2,034
Total equity securities	$1,040	$994	$—	$2,034

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$216,155	$121	$(235)	$216,041
Municipal obligations	47,800	6	(9)	47,797
Other debt securities	424	385	(45)	764
Total available for sale securities	$264,379	$512	$(289)	$264,602

Securities held to maturity:
Municipal obligations	$3,878	$61	$—	$3,939
Corporate debt securities	7,000	—	(20)	6,980
Total held to maturity securities	$10,878	$61	$(20)	$10,919

Equity securities:
Common stock	$1,463	$1,416	$—	$2,879
Total equity securities	$1,463	$1,416	$—	$2,879

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$136,684	$(384)	$—	$—	$136,684	$(384)
Municipal obligations	56,037	(32)	—	—	56,037	(32)
Other debt securities (1)	8	—	154	(46)	162	(46)
	$192,729	$(416)	$154	$(46)	$192,883	$(462)
(1)	Unrealized losses, less than 12 months, on these securities are less than $500.

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$85,518	$(235)	$—	$—	$85,518	$(235)
Municipal obligations	21,484	(9)	—	—	21,484	(9)
Other debt securities	9	(1)	165	(44)	174	(45)
	$107,011	$(245)	$165	$(44)	$107,176	$(289)

Securities held to maturity:
Corporate debt securities	$6,980	$(20)	$—	$—	$6,980	$(20)
	$6,980	$(20)	$—	$—	$6,980	$(20)

At September 30, 2021, there were 96 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

At September 30, 2021, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges during the three months ended September 30, 2021. At September 30, 2021, 55 securities with an amortized cost of $303,000 and remaining par value of $1.7 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2021	$1,214

Reductions for amounts realized for securities transactions	—

Balance, September 30, 2021	1,214

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	September 30, 2021
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$118,104	$118,094
Due after one to five years	181,897	181,580
Due after five to ten years	10,340	10,309
Other debt securities	389	716
	$310,730	$310,699

Securities held to maturity:
Due in one year or less	$4,816	$4,901
Due after one to five years	1,991	1,991
Due after five to ten years	12,000	12,094
	$18,807	$18,986

During the three months ended September 30, 2021, the Company received $5.3 million in proceeds from the sale of securities available for sale, realizing gross gains of $4,000. There were no sales of securities available for sale for the three months ended September 30, 2020.

There were no sales of securities held to maturity for the three months ended September 30, 2021 and 2020.

During the three months ended September 30, 2021, the Company received $803,000 in proceeds from the sale of equity securities. There were no sales of equity securities for the three months ended September 30, 2020.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2021	2020
Net (losses) gains recognized during the period on equity securities	$(43)	$584
Less: Net gains recognized during the period on equity securities sold during the period	17	—
Unrealized (losses) gains recognized during reporting period on equity securities still held at reporting date	$(60)	$584

At September 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of September 30, 2021, and June 30, 2021, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $298.9 million and $252.8 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2021	June 30, 2021
Commercial:
Real estate	$502,056	$490,115
Commercial and industrial (1)	146,340	167,912
Construction	46,546	64,914
Total commercial	694,942	722,941
Residential mortgages	276,746	279,508
Home equity loans and lines	77,455	75,469
Consumer	21,128	25,568
	1,070,271	1,103,486
Net deferred loan costs	2,132	1,572
Allowance for loan losses	(23,071)	(23,259)
Net loans receivable	$1,049,332	$1,081,799
(1)	Commercial and industrial loans included PPP loans of $32.1 million and $51.5 million as of September 30, 2021 and June 30, 2021, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,300	$3,224	$1,295	$440	$23,259
Provisions charged to operations	345	(144)	89	(40)	250
Loans charged off	(380)	—	(40)	(28)	(448)
Recoveries on loans charged off	8	—	—	2	10
Allowance for loan losses at end of period	$18,273	$3,080	$1,344	$374	$23,071

	For the Three Months Ended September 30, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,570	$3,484	$1,303	$494	$22,851
Provisions charged to operations	730	(8)	10	18	750
Loans charged off	—	—	—	(26)	(26)
Recoveries on loans charged off	34	—	—	1	35
Allowance for loan losses at end of period	$18,334	$3,476	$1,313	$487	$23,610

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	September 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$624	$—	$—	$—	$624
Related to loans collectively evaluated for impairment	17,649	3,080	$1,344	$374	22,447
Ending balance	$18,273	$3,080	$1,344	$374	$23,071

Loans:
Individually evaluated for impairment	$12,918	$—	$—	$—	$12,918
Loans collectively evaluated for impairment	682,024	276,746	77,455	21,128	1,057,353
Ending balance	$694,942	$276,746	$77,455	$21,128	$1,070,271

	June 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$1,035	$—	$—	$—	$1,035
Related to loans collectively evaluated for impairment	17,265	3,224	$1,295	$440	22,224
Ending balance	$18,300	$3,224	$1,295	$440	$23,259

Loans:
Individually evaluated for impairment	$14,136	$—	$—	$—	$14,136
Loans collectively evaluated for impairment	708,805	279,508	75,469	25,568	1,089,350
Ending balance	$722,941	$279,508	$75,469	$25,568	$1,103,486

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Three Months Ended
	September 30, 2021			September 30, 2021
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$9,593	$9,427	$—	$9,510	$25
Commercial and industrial	240	235	—	261	—
Construction	—	—	—	—	—
Subtotal	9,833	9,662	—	9,771	25
With an allowance recorded:
Commercial:
Real estate	3,397	3,215	620	3,307	—
Commercial and industrial	41	41	4	49	—
Construction	—	—	—	—	—
Subtotal	3,438	3,256	624	3,356	—
Total	$13,271	$12,918	$624	$13,127	$25

				For the Year Ended
	June 30, 2021			June 30, 2021
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$9,351	$9,248	$—	$9,219	$99
Commercial and industrial	253	249	—	274	—
Construction	1,340	550	—	1,002	—
Subtotal	10,944	10,047	—	10,495	99

With an allowance recorded:
Commercial:
Real estate	3,671	3,479	464	3,568	—
Commercial and industrial	1,464	610	571	1,118	24
Construction	—	—	—	—	—
Subtotal	5,135	4,089	1,035	4,686	24
Total	$16,079	$14,136	$1,035	$15,181	$123

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three months ended September 30, 2021, and the year ended June 30, 2021 was nominal.

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

The Company has implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided. Commercial, residential mortgage, home equity loans and lines, and consumer loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that are delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral will be reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. At September 30, 2021, the Company had COVID-19 related financial hardship payment deferrals for consumer borrowers related to two loans representing $849,000 of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, and for commercial borrowers related to six loans representing $25.8 million of the Company’s commercial loan balances.

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2021, and 2020, respectively. There were no loans that had been modified as a troubled debt restricting during the twelve months prior to September 30, 2021 which have subsequently defaulted during the three months ended September 30, 2021. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to September 30, 2020 which have subsequently defaulted during the three months ended September 30, 2020.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of the allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	September 30,		June 30,
	2021		2021
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$10,442	$2,283	$10,527	$1,476
Commercial and industrial	83	117	465	1,525
Construction	—	—	550	145
Residential mortgages	4,858	—	4,993	—
Home equity loans and lines	1,890	—	2,043	—
Consumer	—	—	187	15
	$17,273	$2,400	$18,765	$3,161

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	September 30, 2021
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$6	$4,987	$6,622	$11,615	$490,441	$502,056
Commercial and industrial	253	—	127	380	145,960	146,340
Construction	—	—	—	—	46,546	46,546
Residential mortgages	677	346	1,851	2,874	273,872	276,746
Home equity loans and lines	260	318	697	1,275	76,180	77,455
Consumer	17	37	—	54	21,074	21,128
Total	$1,213	$5,688	$9,297	$16,198	$1,054,073	$1,070,271

	June 30, 2021
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$5,002	$5,738	$10,745	$479,370	$490,115
Commercial and industrial	—	318	1,970	2,288	165,624	167,912
Construction	—	—	695	695	64,219	64,914
Residential mortgages	673	1,345	2,049	4,067	275,441	279,508
Home equity loans and lines	193	97	1,233	1,523	73,946	75,469
Consumer	2	—	202	204	25,364	25,568
Total	$873	$6,762	$11,887	$19,522	$1,083,964	$1,103,486

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	September 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$440,567	$35,897	$23,008	$2,584	$502,056
Commercial and industrial	131,522	5,708	9,069	41	146,340
Construction	45,929	—	617	—	46,546
	$618,018	$41,605	$32,694	$2,625	$694,942

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$440,209	$25,588	$21,698	$2,620	$490,115
Commercial and industrial	149,909	9,272	8,308	423	167,912
Construction	63,747	—	1,167	—	64,914
	$653,865	$34,860	$31,173	$3,043	$722,941

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of September 30, 2021 and June 30, 2021, the Company had pledged $419.6 million and $429.7 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

6.DERIVATIVES

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At September 30, 2021, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $753.6 million, consisting of $376.8 million of interest rate swaps with commercial borrowers and $376.8 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2021, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $758.4 million, consisting of $379.2 million of interest rate swaps with commercial borrowers and $379.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	September 30, 2021
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$23,003	$23,003
Less: master netting arrangements	(726)	(726)
Less: cash collateral applied	—	(21,652)
Net amount	$22,277	$625

	June 30, 2021
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$25,929	$25,929
Less: master netting arrangements	(610)	(610)
Less: cash collateral applied	—	(24,682)
Net amount	$25,319	$637

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At September 30, 2021, the Company had deposited $21.7 million as collateral for swap agreements with third-party counterparties. At June 30, 2021, the Company had deposited $24.7 million as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Loss Components			Where Net Income is Presented
	Three Months Ended
	September 30,
	2021	2020
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$4	$—	Net gain on securities transactions
Tax expense	(1)	—	Income tax expense
Net of tax	3	—

Amortization of defined benefit plan items (before tax):
Net actuarial loss	—	—	Salaries and employee benefits
Tax benefit	—	—	Income tax expense
Net of tax	—	—
Total reclassification for the period, net of tax	$3	$—

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Three Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2021:
Accumulated other comprehensive loss as of July 1, 2021	$164	(5,289)	$(5,125)
Other comprehensive loss before reclassifications	(184)	—	(184)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Accumulated other comprehensive loss as of September 30, 2021	$(23)	(5,289)	$(5,312)

2020:
Accumulated other comprehensive loss as of July 1, 2020	$381	(17,751)	$(17,370)
Other comprehensive loss before reclassifications	(72)	—	(72)
Accumulated other comprehensive loss as of September 30, 2020	$309	(17,751)	$(17,442)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2021	2020
Unrealized gains/losses on securities:
Unrealized holdings losses arising during the period	$(66)	$(27)
Reclassification adjustment for gains included in net income	(1)	—
	(67)	(27)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(67)	$(27)

8.EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2021	2020
Service cost	$764	$695
Interest cost	514	458
Expected return on plan assets	(1,031)	(836)
Amortization of net actuarial loss	5	433
Net periodic pension cost	$252	$750

Contributions

For the three months ended September 30, 2021 and 2020, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2021	2020
Service cost	$12	$11
Interest cost	15	18
Recognized actuarial loss	—	1
Net periodic post-retirement benefit cost	$27	$30

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2021 was $12.4 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of September 30,
	2021	2020
Allocated	101,832	50,916
Committed to be allocated	38,187	38,187
Unallocated	878,306	929,222
Total Shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2021 and 2020 was $154,000 and $111,000, respectively.

9.COMMITMENTS AND CONTINGENT LIABILITIES

Off-Balance-Sheet Financing and Concentrations of Credit

The Company is a party to certain financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include the Company’s commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated statements of condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual notional amounts of those instruments which are presented in the tables below (dollars in thousands). The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

	September 30, 2021
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$25,329	$195,045	$220,374
Standby letters of credit	—	26,138	26,138
	$25,329	$221,183	$246,512

	June 30, 2021
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$29,292	$179,767	$209,059
Standby letters of credit	—	25,011	25,011
	$29,292	$204,778	$234,070

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2021, approximately $27.0 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At September 30, 2021, approximately $1.3 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At September 30, 2021 and June 30, 2021, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at September 30, 2021 and June 30, 2021 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At September 30, 2021 and June 30, 2021, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and record a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, no litigation-related expense was recognized for the three months ended September 30, 2021 and 2020. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $52.5 million in excess of the accrued liability, if any, as of September 30, 2021. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties.  The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual.  The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the first fiscal quarter of 2022, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the first fiscal quarter of 2022, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the three months ended September 30, 2021 and 2020, the Bank recognized insurance recoveries in the amount of $1.4 million and none, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations.

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleged that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decided the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint named several additional corporate entities affiliated with the Mann Parties as co-defendants and asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint sought a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim in the amended complaint, which also postponed the Pioneer Parties’ deadline to file an answer to the amended complaint until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion for both leave to file a second amended complaint and for reconsideration of the court’s dismissal of Southwestern’s fraud claim.  On May 1, 2020, the Pioneer Parties filed their answer to Southwestern’s amended complaint. The Pioneer Parties asserted numerous affirmative defenses, counterclaims against Southwestern, and cross-claims against certain of the Mann Parties, including for common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act (“RICO”). The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest. On July 7, 2020, the court granted Southwestern leave to file a second amended complaint, which Southwestern filed on July 16, 2020. Southwestern’s second amended complaint asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting – and sought a monetary judgment of at least $9.8 million. On July 30, 2020, the Pioneer Parties filed an amended answer to Southwestern’s second amended complaint, which asserted the same affirmative defenses, counterclaims, and cross-claims as the Pioneer Parties’ prior answer to Southwestern’s amended complaint. On March 16, 2021, the Pioneer Parties filed a second amended answer to Southwestern’s second amended complaint, which asserted certain additional affirmative defenses but was otherwise identical to the Pioneer Parties’ amended answer. This matter is currently in discovery.  On October 8, 2021, Southwestern moved for leave to file a proposed third amended complaint, which would add Granite Solutions Groupe, Inc. as a plaintiff and would assert claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the RICO, aiding and abetting conversion, and aiding and abetting fraud – and would seek a monetary judgment of at least $39 million.  The Pioneer Parties vigorously dispute the assertions and claims in Southwestern’s proposed third amended complaint and will oppose Southwestern’s motion for leave to file its proposed third amended complaint.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On January 10, 2020, the Pioneer Parties filed opposition to NatPay’s motion to intervene. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the court. NatPay filed its complaint in intervention on August 18, 2020. NatPay’s complaint includes claims for declaratory judgment, conversion, fraud, gross negligence, unjust enrichment and constructive trust, and for an accounting against the Pioneer Parties. The prayer for relief in NatPay’s complaint seeks “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On September 8, 2020, the Pioneer Parties filed their answer and affirmative defenses to NatPay’s complaint. On March 16, 2021, the Pioneer Parties filed an amended answer to NatPay’s complaint, which asserted certain additional affirmative defenses but was otherwise identical to the Pioneer Parties’ answer. As noted, this matter is currently in discovery.  On October 8, 2021, NatPay moved for leave to file a proposed amended complaint, which would add Granite Solutions Groupe, Inc. as a plaintiff and would assert claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud – and would seek a monetary judgment of at least $11.4 million.  The Pioneer Parties vigorously dispute the assertions and claims in NatPay’s proposed amended complaint and will oppose NatPay’s motion for leave to file its proposed amended complaint.

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

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss five of Berkshire Bank’s claims. On December 18, 2020, Berkshire Bank filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss. On July 1, 2021, the court granted in part and denied in part the Bank’s motion to dismiss. On August 4, 2021, the Bank filed its answer to Berkshire Bank’s remaining claims. This matter is currently in discovery.

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

10.FAIR VALUE

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		September 30, 2021 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$237,191	$237,191	$—	$—
Municipal obligations	72,792	—	72,792	—
Other debt securities	716	—	716
Total debt securities	310,699	237,191	73,508	—
Equity securities	2,034	2,034	—	—
Derivative assets	22,277	—	22,277	—
Total	$335,010	$239,225	$95,785	$—

Liabilities:
Derivative liabilities	$625	$—	$625	$—
Total	$625	$—	$625	$—

		Fair Value Measurements at
		June 30, 2021 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$216,041	$216,041	$—	$—
Municipal obligations	47,797	—	47,797	—
Other debt securities	764	—	764
Total debt securities	264,602	216,041	48,561	—
Equity securities	2,879	2,879	—	—
Derivative assets	25,319	—	25,319	—
Total	$292,800	$218,920	$73,880	$—

Liabilities:
Derivative liabilities	$637	$—	$637	$—
Total	$637	$—	$637	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Impaired loans:
Commercial loans	$2,631	$—	$—	$2,631
OREO	915	—	—	915

June 30, 2021
Impaired loans:
Commercial loans	$2,675	$—	$—	$2,675
OREO	365	—	—	365

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $3.3 million with a valuation allowance of $624,000 resulting in an estimated fair value of $2.6 million as of September 30, 2021. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $3.7 million with a valuation allowance of $1.0 million resulting in an estimated fair value of $2.7 million as of June 30, 2021.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $915,000 and $365,000 at September 30, 2021 and June 30, 2021, respectively.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	September 30, 2021
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$478,579	$478,579	$478,579	$—	$—
Securities available for sale	310,699	310,699	237,191	73,508	—
Securities held to maturity	18,807	18,986	—	18,986	—
Equity securities	2,034	2,034	2,034	—	—
FHLBNY stock	1,288	1,288	—	1,288	—
Net loans receivable	1,049,332	1,061,118	—	—	1,061,118
Accrued interest receivable	3,869	3,869	—	3,869	—
Derivative assets	22,277	22,277	—	22,277	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,613,951	$1,613,951	$—	$1,613,951	$—
Time deposits	90,416	91,005	—	91,005	—
Mortgagors’ escrow deposits	2,351	2,351	—	2,351	—
Accrued interest payable	22	22	—	22	—
Derivative liabilities	625	625	—	625	—

	June 30, 2021
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$324,963	$324,963	$324,963	$—	$—
Securities available for sale	264,602	264,602	216,041	48,561	—
Securities held to maturity	10,878	10,919	—	10,919	—
Equity securities	2,879	2,879	2,879	—	—
FHLBNY stock	1,215	1,215	—	1,215	—
Net loans receivable	1,081,799	1,094,985	—	—	1,094,985
Accrued interest receivable	4,046	4,046	—	4,046	—
Derivative assets	25,319	25,319	—	25,319	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,436,020	$1,436,020	$—	$1,436,020	$—
Time deposits	94,876	95,597	—	95,597	—
Mortgagors’ escrow deposits	5,811	5,811	—	5,811	—
Accrued interest payable	24	24	—	24	—
Derivative liabilities	637	637	—	637	—

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

11.REVENUE RECOGNITION

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
	2021	2020

	(dollars in thousands)
Non-interest Income
In scope
Insurance services	$569	$670
Wealth management services	992	685
Service charges on deposit accounts	682	619
Card services income	807	761
Other	71	60
Non-interest income in scope	3,121	2,795

Non-interest income out of scope	79	733

Total non-interest income	$3,200	$3,528

12.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of September 30, 2021 or September 30, 2020.

	For the Three Months Ended September 30,
	2021	2020

Net income applicable to common stock	$1,357	$1,394

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	884,671	935,587
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,093,008	25,042,092

Net earnings per common share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.06

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K, for the fiscal year ended June 30, 2021, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income. Our non-interest income also includes net gains or losses on equity securities, net realized gains or losses on available for sale securities and other income.

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

Recent Developments

COVID-19 Pandemic

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that it was well positioned with adequate levels of capital as of September 30, 2021. At September 30, 2021, all of the Bank’s regulatory capital ratios exceeded all well-capitalized standards. More specifically, the Bank’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institution’s capital strength, was 9.78% at September 30, 2021.

In addition, management believes the Company was well positioned with adequate levels of liquidity as of September 30, 2021. The Bank maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings and money market deposit accounts with customers that operate, reside or work within its branch footprint. At September 30, 2021, the Company’s cash and cash equivalents balance was $478.6 million. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities and highly-rated municipal securities. This portfolio not only generates interest income, but also serves as a ready source of liquidity. At September 30, 2021, the Company’s available-for-sale investment securities portfolio totaled $310.7 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at September 30, 2021 was $143.1 million.

The Bank participated in the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. As of September 30, 2021, the Bank’s commercial loan portfolio included 237 PPP loans totaling $32.1 million. The Bank assisted a substantial number of its PPP borrowers with forgiveness requests during the first fiscal quarter of 2022 and expects to assist the majority of its remaining PPP borrowers with forgiveness requests during the second and third fiscal quarters of 2022. As of September 30, 2021, the Bank has received forgiveness or loan payoffs related to 730 borrowers’ PPP loans for a total of $83.3 million.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. Through September 30, 2021, no specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. In relation to its consumer borrowers, as of September 30, 2021, the Company had COVID-19 related financial hardship payment deferrals totaling two loans representing $849,000 of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances. In relation to its commercial borrowers, as of September 30, 2021, the Company had COVID-19 related financial hardship payment deferrals totaling six loans representing $25.8 million of the Company’s commercial loan balances. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and not classified as troubled-debt restructured loans. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral, were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Bank granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020. There are borrowers continuing to experience COVID-19 related financial hardships. The Company believes that delinquent and nonperforming loans may increase in future periods as borrowers that continue to experience COVID-19 related financial hardships may be unable to continue loan payments consistent with their contractual obligations and the Company may be required to make additional provisions for loan losses.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the first fiscal quarter of 2022, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential monetary exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the first fiscal quarter of 2022, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the three months ended September 30, 2021 and 2020, the Bank recognized insurance recoveries in the amount of $1.4 million and none, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations. For additional details regarding legal, other proceedings and related matters, including litigation-related expense, see, “Part II, Item 1 – Legal Proceedings”.

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At September 30, 2021, no valuation allowance was required.

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

	For the Three Months Ended September 30,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,064,438	$10,034	3.79%	$1,139,976	$10,664	3.76%
Securities	286,032	430	0.60%	92,459	330	1.42%
Interest-earning deposits and other	343,438	152	0.18%	149,551	71	0.19%
Total interest-earning assets	1,693,908	10,616	2.51%	1,381,986	11,065	3.21%
Non-interest-earning assets	138,774			152,997
Total assets	$1,832,682			$1,534,983

Interest-bearing liabilities:
Demand deposits	$180,008	$59	0.13%	$121,712	$41	0.13%
Savings deposits	302,896	25	0.03%	260,849	34	0.05%
Money market deposits	455,465	94	0.08%	342,694	196	0.23%
Certificates of deposit	92,370	180	0.78%	111,708	415	1.48%
Total interest-bearing deposits	1,030,739	358	0.14%	836,963	686	0.33%
Borrowings and other	5,059	23	1.82%	5,554	29	2.09%
Total interest-bearing liabilities	1,035,798	381	0.15%	842,517	715	0.34%
Non-interest-bearing deposits	540,732			446,168
Other non-interest-bearing liabilities	17,882			22,604
Total liabilities	1,594,412			1,311,289
Total shareholders' equity	238,270			223,694
Total liabilities and shareholders' equity	$1,832,682			$1,534,983
Net interest income		$10,235			$10,350
Net interest rate spread (1)			2.36%			2.87%
Net interest-earning assets (2)	$658,110			$539,469
Net interest margin (3)			2.42%			3.00%
Average interest-earning assets to interest-bearing liabilities	163.54%			164.03%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,
	2021 vs. 2020
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$(713)	$83	$(630)
Securities	377	(277)	100
Interest-earning deposits and other	86	(5)	81
Total interest-earning assets	(250)	(199)	(449)

Interest-bearing liabilities:
Demand deposits	19	(1)	18
Savings deposits	5	(14)	(9)
Money market deposits	50	(152)	(102)
Certificates of deposit	(63)	(172)	(235)
Total interest-bearing deposits	11	(339)	(328)
Borrowings and other	(2)	(4)	(6)
Total interest-bearing liabilities	9	(343)	(334)
Change in net interest income	$(259)	$144	$(115)

Exclusive of the impact of PPP loans, the Company expects its second fiscal quarter of 2022 net interest margin to remain depressed due to the precipitous drop in the Federal Funds, Prime and LIBOR interest rates in the second half of fiscal 2020. Expected decreases in average interest earning asset yields are not expected to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.0%, the timing of the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans is uncertain as to the period of recognition at this time and will likely cause continued interest earning asset yield volatility as loans are forgiven by the SBA.

Comparison of Financial Condition at September 30, 2021 and June 30, 2021

Total Assets. Total assets increased $171.4 million, or 9.5%, to $2.0 billion at September 30, 2021 from $1.8 billion at June 30, 2021. The increase was due primarily to an increase of $153.6 million, or 47.3%, in cash and cash equivalents as well as an increase of $46.1 million, or 17.4%, in securities available for sale partially offset by a decrease of $32.5 million, or 3.0%, in net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents increased $153.6 million, or 47.3%, to $478.6 million at September 30, 2021 from $325.0 million at June 30, 2021. This increase resulted from net increases in deposits of $173.5 million during the three months ended September 30, 2021 primarily due to seasonal deposit growth related to tax collection by municipal deposit customers, as well as, PPP loan forgiveness.

Securities Available for Sale. Total securities available for sale increased $46.1 million, or 17.4%, to $310.7 million at September 30, 2021 from $264.6 million at June 30, 2021. The increase was primarily due to purchases of U.S Government and agency obligations and municipal obligations during the three months ended September 30, 2021.

Securities Held to Maturity. Total securities held to maturity increased $7.9 million, or 72.9%, to $18.8 million at September 30, 2021 from $10.9 million at June 30, 2021 primarily due to the purchase of a $5.0 million corporate debt security, as well as, purchases of other municipal obligations offset by scheduled maturities of municipal obligations during the three months ended September 30, 2021.

Equity Securities. Total equity securities decreased $846,000, or 29.4%, to $2.0 million at September 30, 2021 from $2.9 million at June 30, 2021 primarily due to the sale of various securities for proceeds of $803,000 as well as investment losses during the three months ended September 30, 2021.

Net Loans. Net loans of $1.05 billion at September 30, 2021 decreased $32.5 million, or 3.0%, from $1.08 billion at June 30, 2021. By loan category, commercial and industrial loans decreased by $21.6 million, or 12.8%, to $146.3 million at September 30, 2021 from $167.9 million at June 30, 2021, commercial construction loans decreased by $18.4 million, or 28.3%, to $46.5 million at September 30, 2021 from $64.9 million at June 30, 2021, consumer loans decreased by $4.5 million, or 17.4%, to $21.1 million at September 30, 2021 from $25.6 million at June 30, 2021 and one-to four-family residential real estate loans decreased by $2.8 million, or 1.0%, to $276.7 million at September 30, 2021 from $279.5 million at June 30, 2021. These decreases were somewhat offset by an increase in commercial real estate loans of $11.9 million, or 2.4%, to $502.0 million at September 30, 2021 from $490.1 million at June 30, 2021 and an increase in home equity loans and lines of credit of $2.0 million, or 2.6%, to $77.5 million at September 30, 2021 from $75.5 million at June 30, 2021. The decrease in commercial and industrial loans was related to forgiveness of PPP loans, as well as, paydowns and reduced line of credit utilization during the three months ended September 30, 2021. The decrease in commercial construction loans was related to the conversion of loans to permanent financing. The decrease in consumer loans was related to reduced line of credit utilization. The increase in commercial real estate loans was mainly related to the conversion of commercial construction loans to permanent financing, largely offset by loan payoffs.

Deposits. Total deposits increased $173.5 million, or 11.3%, to $1.70 billion at September 30, 2021 from $1.53 billion at June 30, 2021. The increase in deposits was primarily related to an increase in non-interest bearing demand accounts of $133.1 million, or 26.3%, to $638.0 million at September 30, 2021 from $504.9 million at June 30, 2021, an increase in interest-bearing demand accounts of $28.2 million, or 16.1%, to $204.0 million at September 30, 2021 from $175.8 million at June 30, 2021, an increase in money market accounts of $12.9 million, or 2.8%, to $467.4 million at September 30, 2021 from $454.5 million at June 30, 2021 and an increase in savings accounts of $3.8 million, or 1.3%, to $304.6 million at September 30, 2021 from $300.8 million at June 30, 2021. These increases were partially offset by a decrease in certificates of deposit of $4.5 million, or 4.7%, to $90.4 million at September 30, 2021 from $94.9 million at June 30, 2021. The increase in non-interest bearing demand accounts, interest-bearing demand accounts and money market accounts was primarily related to seasonal deposit growth of municipal deposit customers, as well as growth in commercial deposit relationships. The decrease in certificates of deposit was primarily due to the maturity of various accounts.

Total Shareholders’ Equity. Total shareholders’ equity increased $1.3 million, or 0.6%, to $239.1 million at September 30, 2021 from $237.8 million at June 30, 2021 primarily as a result from net income of $1.4 million for the three month period ended September 30, 2021.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

General.  Net income decreased by $37,000, or 2.7%, to $1.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily due to a $328,000 decrease in non-interest income, an $115,000 decrease in net interest income and an $111,000 increase in income tax expense, offset by a $500,000 decrease in the provision for loan losses, and a $17,000 decrease in non-interest expense.

Interest and Dividend Income.  Interest and dividend income decreased $449,000, or 4.1%, to $10.6 million for the three months ended September 30, 2021, from $11.1 million for the three months ended September 30, 2020 primarily due to a decrease in interest income on loans, offset by increases in interest income on securities and interest-earning deposits. The decrease reflected a 70 basis points decrease in the average yield on interest-earning assets to 2.51% for the three months ended September 30, 2021, from 3.21% for the three months ended September 30, 2020, offset by a $311.9 million increase in the average balance of interest-earning assets.

Interest income on loans decreased $630,000, or 5.9%, to $10.0 million for the three months ended September 30, 2021 from $10.7 million for the three months ended September 30, 2020. Interest income on loans decreased primarily due to a $75.5 million decrease in the average balance of loans to $1.06 billion for the three months ended September 30,

2021 from $1.14 billion for the three months ended September 30, 2020, partially offset by a three basis points increase in the average yield on loans to 3.79% for the three months ended September 30, 2021 from 3.76% for the three months ended September 30, 2020. The decrease in the average balance of loans was due to commercial loan payoffs and forgiveness of customer PPP loans. The increase in the average yield on loans was primarily due to the recognition of deferred loan fee income associated with the forgiveness of customer PPP loans.

Interest income on securities increased $100,000, or 30.3%, to $430,000 for the three months ended September 30, 2021 from $330,000 for the three months ended September 30, 2020. Interest income on securities increased due to a $193.5 million increase in the average balance of securities to $286.0 million for the three months ended September 30, 2021 from $92.5 million for the three months ended September 30, 2020, offset by an 82 basis points decrease in the average yield on securities to 0.60% for the three months ended September 30, 2021 from 1.42% for the three months ended September 30, 2020. The increase in the average balance of securities was due to purchases of U.S. government and agency and municipal obligation securities outpacing maturities and sales throughout fiscal year 2021 and during the three months ended September 30, 2021. The decrease in average yield of securities was due to scheduled maturities of higher yielding U.S. government and agency and municipal obligation securities, as well as, decreased market rates of interest for new securities that were purchased during the quarter ended September 30, 2021.

Interest income on interest-earning deposits increased $81,000, or 114.1%, to $152,000 for the three months ended September 30, 2021 from $71,000 for the three months ended September 30, 2020. Interest income on interest-earning deposits increased due to an increase of $193.8 million in average balances on interest-earning deposits to $343.4 million for the three months ended September 30, 2021 from $149.6 million for the three months ended September 30, 2020, partially offset by a one basis point decrease in the average yield on interest-earning deposits to 0.18% for the three months ended September 30, 2021 from 0.19% for the three months ended September 30, 2020.

Interest Expense.  Interest expense decreased $334,000, or 46.7%, to $381,000 for the three months ended September 30, 2021 from $715,000 for the three months ended September 30, 2020 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a 19 basis points decrease in the average cost of interest-bearing liabilities to 0.15% for the three months ended September 30, 2021 from 0.34% for the three months ended September 30, 2020, offset by a $193.3 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $328,000, or 47.8%, to $358,000 for the three months ended September 30, 2021 from $686,000 for the three months ended September 30, 2020. Interest expense on interest-bearing deposits decreased primarily due to a 19 basis points decrease in the average cost on interest-bearing deposits to 0.14% for the three months ended September 30, 2021 from 0.33% for the three months ended September 30, 2020, offset, in part, by a $193.7 million increase in the average balance of interest-bearing deposits to $1.03 billion for the three months ended September 30, 2021 from $837.0 million for the three months ended September 30, 2020. The decrease in the average cost of deposits was a result of lower market deposit rates, as well, as repricing of certificates of deposit that have matured over the last twelve months. The increase in average interest-bearing deposits was primarily due to federal stimulus funds being received by municipal deposit customers.

Net Interest Income.  Net interest income decreased $115,000, or 1.1%, to $10.2 million for the three months ended September 30, 2021 compared to $10.4 million for the three months ended September 30, 2020. The decrease was a result of a 51 basis points decrease in the net interest rate spread to 2.36% for the three months ended September 30, 2021 from 2.87% for the three months ended September 30, 2020. The net interest margin decreased 58 basis points to 2.42% for the three months ended September 30, 2021 from 3.00% for the three months ended September 30, 2020, partially offset by a $118.6 million increase in the average balance of net interest-earning assets to $658.1 million for the three months ended September 30, 2021 from $539.5 million for the three months ended September 30, 2020.

Provision for Loan Losses.  We recorded a provision for loan losses of $250,000 for the three months ended September 30, 2021 compared to $750,000 for the three months ended September 30, 2020. The decrease in the provision was primarily due to improving economic conditions related to the COVID-19 pandemic for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Net charge-offs increased to $438,000 for the three months ended September 30, 2021, compared to $9,000 in net recoveries for the three months ended September 30, 2020. Non-performing assets increased to $20.6 million, or 1.05% of total assets, at September 30, 2021, compared to $14.8 million, or 0.91% of total assets, at September 30, 2020. The allowance for loan losses was $23.1 million, or 2.16% of total loans outstanding, at September 30, 2021 and $23.6 million, or 2.03% of total net loans outstanding, at September 30, 2020.

Non-Interest Income.  Non-interest income decreased $328,000, or 9.3%, to $3.2 million for the three months ended September 30, 2021 from $3.5 million for the three months ended September 30, 2020. The decrease was primarily due to a net loss on equity securities of $43,000 for the three months ended September 30, 2021 as compared to a net gain on equity securities of $584,000 for the three months ended September 30, 2020, offset, in part, by an increase of $208,000 in insurance and wealth management services. The net loss on equity securities during the three months ended September 30, 2021 was due to modest declines in the equity markets. The increase in income attributable to our insurance and wealth management services reflected an increase in our assets under management to $672.1 million at September 30, 2021 from $574.4 million at September 30, 2020.

Non-Interest Expense.  Non-interest expense decreased $17,000, or 0.1%, to $11.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease in non-interest expense was primarily due to a $234,000 decrease in salaries and employee benefits expense and a $168,000 decrease in professional fees, nearly offset by a $165,000 increase in data processing costs and a $106,000 increase in net occupancy and equipment. Salaries and employee benefits expense decreased due to lower net periodic pension expense. Professional fees decreased primarily due to the recognition of insurance recoveries related to the partial reimbursement of defense costs incurred as a result of the Mann Entities matter. Data processing costs increased due to an increase in online and mobile banking transaction volumes, as well as, add-on services from our core processing service provider. Net occupancy and equipment costs increased due to contractual cost increases in service contracts.

Income Tax Expense. Income tax expense increased $111,000 to $414,000 for the three months ended September 30, 2021 from $303,000 for the three months ended September 30, 2020, due to an increase in income before income taxes, as well as, an increase in our effective tax rate. Our effective tax rate was 23.4% for the three months ended September 30, 2021 compared to 17.9% for the three months ended September 30, 2020 and the increase was due to the increase in the New York State alternative tax on apportioned capital to 0.1875%.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no non-accruing troubled debt restructurings as of September 30, 2021 and June 30, 2021.

	At	At
	September 30,	June 30,
	2021	2021

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$10,442	$10,527
Commercial and industrial	83	465
Commercial construction	—	550
One- to four-family residential real estate	4,858	4,993
Home equity loans and lines of credit	1,890	2,043
Consumer	—	187
Total non-accrual loans	17,273	18,765

Accruing loans past due 90 days or more:
Commercial real estate	2,283	1,476
Commercial and industrial	117	1,525
Commercial construction	—	145
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	—	—
Consumer	—	15
Total accruing loans past due 90 days or more	2,400	3,161

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	550	—
One- to four-family residential real estate	365	365
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	915	365

Total non-performing assets	$20,588	$22,291

Total accruing troubled debt restructured loans	$2,200	$2,200

Total non-performing loans to total loans	1.84%	1.99%
Total non-performing assets to total assets	1.05%	1.24%

Non-accrual loans decreased $1.5 million to $17.3 million at September 30, 2021 from June 30, 2021 due to a commercial construction loan that was transferred to real estate owned, a commercial and industrial loan charge-off of $380,000 and a consumer loan with a balance of $187,000 as of June 30, 2021 that was paid in full during the first quarter of fiscal 2022. Accruing loans past due 90 days or more decreased $761,000 to $2.4 million at September 30, 2021 from $3.2 million at June 30, 2021 primarily due to commercial and industrial loans that were brought current as of September 30, 2021.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of September 30, 2021 and June 30, 2021.

	At	At
	September 30,	June 30,
	2021	2021

	(In thousands)
Classification of Loans:
Substandard	$39,442	$38,411
Doubtful	2,625	3,043
Loss	—	—
Total Classified Loans	$42,067	$41,454

Special Mention	$41,605	$34,860

In total, classified loans of $42.1 million at September 30, 2021 was largely unchanged from $41.5 million at June 30, 2021.

Total special mention commercial loans increased $6.7 million to $41.6 million at September 30, 2021 from $34.9 million at June 30, 2021 primarily due to one commercial real estate loan relationship in the accommodation and food service industry totaling $18.6 million, partially offset by payoffs of two loan relationships that were classified as special mention at June 30, 2021.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Three Months Ended September 30,
	2021		2020

	(Dollars in thousands)
Allowance at beginning of period	$23,259		$22,851
Provision for loan losses	250		750

Charge offs:
Commercial real estate	—		—
Commercial and industrial	380		—
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	40		—
Consumer	28		26
Total charge-offs	448		26

Recoveries:
Commercial real estate	—		—
Commercial and industrial	8		34
Commercial construction	—		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	—		—
Consumer	2		1
Total recoveries	10		35

Net charge-offs (recoveries)	438		(9)

Allowance at end of period	$23,071		$23,610

Allowance to non-performing loans	117.27%		161.41%
Allowance to total loans outstanding at the end of the period	2.15%		2.03%
Net charge-offs (recoveries) to average loans outstanding during the period	0.16	%(1)	0.00	%(1)
(1)	Annualized.

Net charge-offs for the three months ended September 30, 2021 included the charge-off of one commercial and industrial loan totaling $380,000 that was in the specific reserve allocation as of June 30, 2021.

Loan Deferrals Related to COVID-19 Pandemic. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

In the table below, the commercial loan portfolio is presented by industry sector with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The commercial loan industry sector balances and deferrals are as of September 30, 2021.

	Loans by Industry Sector		Deferrals as of September 30, 2021
		Percentage of		Percentage of	Percentage of
	September 30, 2021	Commercial		Industry	Commercial
	Balance	Loans	Balance	Sector	Loans

	(Dollars in thousands)
Commercial Loans:
Real estate
Residential real estate, including lessors of residential buildings	$137,308	19.8%	$8,652	6.3%	1.2%
Non-residential real estate
Office	57,922	8.3%	—	0.0%	0.0%
Retail	76,055	10.9%	—	0.0%	0.0%
Industrial	24,539	3.5%	—	0.0%	0.0%
Self-storage	6,660	1.0%	—	0.0%	0.0%
Mixed use	24,126	3.5%	—	0.0%	0.0%
Other real estate	30,726	4.4%	—	0.0%	0.0%
Total real estate	357,336	51.4%	8,652	2.4%	1.2%
Construction	120,351	17.3%	—	0.0%	0.0%
Accommodation and food service	70,102	10.1%	17,123	24.4%	2.5%
Retail trade	24,469	3.5%	—	0.0%	0.0%
Wholesale trade	26,299	3.8%	—	0.0%	0.0%
Finance and insurance	551	0.1%	—	0.0%	0.0%
Healthcare and social assistance	19,647	2.8%	—	0.0%	0.0%
Manufacturing	23,507	3.4%	—	0.0%	0.0%
Arts, entertainment and recreation	10,355	1.5%	—	0.0%	0.0%
Other	42,325	6.1%	—	0.0%	0.0%
Total commercial loans	$694,942	100.0%	$25,775	3.7%	3.7%

As of September 30, 2021, the Company had in relation to its commercial borrowers COVID-19 related financial hardship payment deferrals related to six loans representing $25.8 million of the Company’s commercial loan balances.

In the table below, the residential mortgage, home equity loans and lines, and consumer loan portfolios are presented with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The loan portfolio balances and deferrals are as of September 30, 2021:

	Loans by Portfolio	Deferrals as of September 30, 2021
	September 30, 2021		Percentage of
	Balance	Balance	Loan Category

	(Dollars in thousands)
Residential mortgages	$276,746	$849	0.3%
Home equity loans and lines	77,455	—	0.0%
Consumer	21,128	—	0.0%

As of September 30, 2021, the Company had in relation to its consumer borrowers COVID-19 related financial hardship payment deferrals related to two loans representing $849,000 of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2021, we had the ability to borrow up to $353.1 million, of which none was utilized for borrowings and $210.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2021, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the first quarter of fiscal 2022.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2021, cash and cash equivalents totaled $478.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $310.7 million at September 30, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2021 totaled $64.4 million, or 3.78%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At September 30, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As of September 30, 2021, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of September 30, 2021

Tier 1 (leverage) capital	$178,823	9.78%	$73,143	4.00%	N/A	N/A	$91,429	5.00%
Risk-based capital
Common Tier 1	$178,823	17.04%	$47,212	4.50%	$73,441	7.00%	$68,195	6.50%
Tier 1	$178,823	17.04%	$62,949	6.00%	$89,178	8.50%	$83,932	8.00%
Total	$192,060	18.31%	$83,932	8.00%	$110,161	10.50%	$104,915	10.00%

As of June 30, 2021

Tier 1 (leverage) capital	$177,269	10.00%	$70,894	4.00%	N/A	N/A	$88,617	5.00%
Risk-based capital
Common Tier 1	$177,269	16.82%	$47,422	4.50%	$73,768	7.00%	$68,499	6.50%
Tier 1	$177,269	16.82%	$63,230	6.00%	$89,576	8.50%	$84,307	8.00%
Total	$190,566	18.08%	$84,307	8.00%	$110,652	10.50%	$105,383	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of September 30, 2021

Tier 1 (leverage) capital	$31,209	7.08%	$17,629	4.00%	N/A	N/A	$22,036	5.00%
Risk-based capital
Common Tier 1	$31,209	29.98%	$4,684	4.50%	$7,287	7.00%	$6,766	6.50%
Tier 1	$31,209	29.98%	$6,246	6.00%	$8,848	8.50%	$8,328	8.00%
Total	$31,209	29.98%	$8,328	8.00%	$10,930	10.50%	$10,410	10.00%

As of June 30, 2021

Tier 1 (leverage) capital	$30,966	7.53%	$16,442	4.00%	N/A	N/A	$20,553	5.00%
Risk-based capital
Common Tier 1	$30,966	37.65%	$3,702	4.50%	$5,758	7.00%	$5,347	6.50%
Tier 1	$30,966	37.65%	$4,935	6.00%	$6,992	8.50%	$6,580	8.00%
Total	$30,966	37.65%	$6,580	8.00%	$8,637	10.50%	$8,226	10.00%

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

At September 30, 2021, we had $220.4 million of commitments to originate or purchase loans, comprised of $142.6 million of commitments under commercial loans and lines of credit (including $16.4 million of unadvanced portions of commercial construction loans), $52.4 million of commitments under home equity loans and lines of credit, $16.9 million of commitments to purchase one- to four-family residential real estate loans and $8.1 million of unfunded commitments under consumer lines of credit. In addition, at September 30, 2021, the Company had $26.1 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2021, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Note 9 – Commitments and Contingent Liabilities”.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (“Form 10-K”). Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth in the Form 10-K also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three months ended September 30, 2021, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Date File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

November 9, 2021	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

November 9, 2021	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer