Form 10-Q
period 2021-12-31
Pioneer Bancorp, Inc./MD
filed 2022-02-09
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 8, 2022, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2021	2021
Assets
Cash and due from banks	$26,290	$24,492
Federal funds sold	2,230	180
Interest-earning deposits with banks	320,622	300,291
Cash and cash equivalents	349,142	324,963

Securities available for sale, at fair value	365,638	264,602
Securities held to maturity (fair value of $21,565 at December 31, 2021; and $10,919 at June 30, 2021)	21,809	10,878
Equity securities, at fair value	2,194	2,879
Federal Home Loan Bank of New York stock	1,079	1,215
Net loans receivable	993,675	1,081,799
Accrued interest receivable	4,109	4,046
Premises and equipment, net	38,231	38,918
Bank-owned life insurance	17,207	17,212
Goodwill	8,622	7,292
Other intangible assets, net	2,582	1,843
Other assets	38,900	40,605
Total assets	$1,843,188	$1,796,252

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$554,223	$504,888
Interest bearing deposits	1,024,692	1,026,008
Total deposits	1,578,915	1,530,896
Mortgagors’ escrow deposits	4,745	5,811
Other liabilities	15,518	21,723
Total liabilities	1,599,178	1,558,430

Commitments and contingent liabilities - See Note 10

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and June 30, 2021)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of December 31, 2021 and June 30, 2021)	260	260
Additional paid in capital	113,785	113,815
Retained earnings	148,425	140,811
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(11,597)	(11,939)
Accumulated other comprehensive loss	(6,863)	(5,125)
Total shareholders' equity	244,010	237,822
Total liabilities and shareholders' equity	$1,843,188	$1,796,252

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Interest and dividend income:
Loans	$10,094	$10,896	$20,128	$21,560
Securities	605	279	1,036	610
Interest-earning deposits with banks and other	152	63	304	134
Total interest and dividend income	10,851	11,238	21,468	22,304

Interest expense:
Deposits	343	541	701	1,227
Borrowings and other	17	18	40	47
Total interest expense	360	559	741	1,274
Net interest income	10,491	10,679	20,727	21,030
Provision for loan losses	—	1,550	250	2,300
Net interest income after provision for loan losses	10,491	9,129	20,477	18,730

Noninterest income:
Bank fees and service charges	1,655	1,728	3,260	3,263
Insurance and wealth management services	2,001	1,878	3,562	3,232
Net gain on equity securities	160	831	118	1,415
Net gain on securities transactions	—	—	4	—
Net gain on disposal of assets	62	—	62	—
Other	71	286	142	340
Total noninterest income	3,949	4,723	7,148	8,250

Noninterest expense:
Salaries and employee benefits	6,238	6,422	12,463	12,882
Net occupancy and equipment	1,725	1,563	3,437	3,169
Data processing	1,040	895	2,079	1,769
Advertising and marketing	163	199	237	325
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	225	224	416	481
Professional fees	699	928	1,546	1,944
Employee retention credit	(5,029)	—	(5,029)	—
Other	1,318	1,172	2,644	2,264
Total noninterest expense	6,379	11,403	17,793	22,834
Income before income taxes	8,061	2,449	9,832	4,146
Income tax expense	1,804	554	2,218	857
Net income	$6,257	$1,895	$7,614	$3,289

Net earnings per common share:
Basic	$0.25	$0.08	$0.30	$0.13
Diluted	$0.25	$0.08	$0.30	$0.13

Weighted average shares outstanding - basic and diluted	25,105,737	25,054,821	25,099,373	25,048,457

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Net income	$6,257	$1,895	$7,614	$3,289

Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(2,099)	(19)	(2,349)	(116)
Reclassification adjustment for gains included in net income	—	—	(4)	—
	(2,099)	(19)	(2,353)	(116)
Tax benefit	(548)	(5)	(615)	(30)
	(1,551)	(14)	(1,738)	(86)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—	—	—
	—	—	—	—
Tax effect	—	—	—	—
	—	—	—	—
Total other comprehensive loss	(1,551)	(14)	(1,738)	(86)
Comprehensive income	$4,706	$1,881	$5,876	$3,203

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966
Net income	—	—	—	1,394	—	—	1,394
Other comprehensive loss	—	—	—	—	—	(72)	(72)
ESOP shares committed to be released (12,729 shares)	—	—	(60)	—	171	—	111
Balance as of September 30, 2020	25,977,679	$260	$113,903	$141,128	$(12,450)	$(17,442)	$225,399

Net income	—	—	—	1,895	—	—	1,895
Other comprehensive loss	—	—	—	—	—	(14)	(14)
ESOP shares committed to be released (12,729 shares)	—	—	(42)	—	170	—	128

Balance as of December 31, 2020	25,977,679	$260	$113,861	$143,023	$(12,280)	$(17,456)	$227,408

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2021	25,977,679	$260	$113,815	$140,811	$(11,939)	$(5,125)	$237,822

Net income	—	—	—	1,357	—	—	1,357
Other comprehensive loss	—	—	—	—	—	(187)	(187)
ESOP shares committed to be released (12,729 shares)	—	—	(17)	—	171	—	154

Balance as of September 30, 2021	25,977,679	$260	$113,798	$142,168	$(11,768)	$(5,312)	$239,146

Net income	—	—	—	6,257	—	—	6,257
Other comprehensive loss	—	—	—	—	—	(1,551)	(1,551)
ESOP shares committed to be released (12,729 shares)	—	—	(13)	—	171	—	158

Balance as of December 31, 2021	25,977,679	$260	$113,785	$148,425	$(11,597)	$(6,863)	$244,010

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net income	$7,614	$3,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,359	1,434
Provision for loan losses	250	2,300
Net amortization on securities	662	267
ESOP compensation	312	239
Loss on bank-owned life insurance	5	4
Net gain on the sale or disposal of premises and equipment and other real estate owned	(62)	(16)
Proceeds from sale of loans	108	317
Net gain on sale of loans	(3)	(27)
Net gain on equity securities	(118)	(1,415)
Net gain on sales of available for sale securities	(4)	—
Deferred tax expense (benefit)	1,002	(101)
Increase in accrued interest receivable	(63)	(685)
Decrease in other assets	1,663	7,236
Decrease in other liabilities	(6,933)	(7,078)
Net cash provided by operating activities	5,792	5,764

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	38,999	32,091
Proceeds from sales of securities available for sale	5,267	—
Purchases of securities available for sale	(148,313)	(87,146)
Proceeds from maturities and paydowns of securities held to maturity	2,396	3,330
Purchases of securities held to maturity	(13,327)	(8,083)
Proceeds from sales of equity securities	803	7,474
Net redemptions of FHLBNY stock	136	—
Net decrease in loans receivable	87,219	34,332
Purchases of premises and equipment	(520)	(151)
Proceeds from sale of premises and equipment, and other real estate owned	266	115
Cash paid for acquisitions	(1,492)	—
Net cash used in investing activities	(28,566)	(18,038)

Cash flows from financing activities:
Net increase in deposits	48,019	52,601
Net decrease in mortgagors’ escrow deposits	(1,066)	(1,225)
Net cash provided by financing activities	46,953	51,376

Net increase in cash and cash equivalents	24,179	39,102
Cash and cash equivalents at beginning of period	324,963	156,903
Cash and cash equivalents at end of period	$349,142	$196,005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$743	$1,285
Income taxes	$1,000	$500
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$550	$—
Acquisition contingent consideration payable	$728	$—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The interim financial data as of December 31, 2021 and for the three and six months ended December 31, 2021 and 2020, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2022 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended June 30, 2021.

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

Adoption of Recent Accounting Pronouncements

On July 1, 2021, the Company adopted Accounting Standards Update (“ASU’) 2018-14 related to guidance on “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans”, which applies to all employers that sponsor defined benefit pension or other postretirement plans. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Disclosure requirements, including but not limited to, the following were removed from Subtopic 715-20:  the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year;  the amount and timing of plan assets expected to be returned to the employer and  for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The following disclosure requirements were added to Subtopic 715-20: (1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates; and (2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: (1) the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets; and (2) the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.

On September 1, 2021, the Company adopted ASU 2021-10 related to guidance on “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistances”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Current GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The amendments in this Update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. See Note 3 for disclosures related to transactions with a government that are accounted for by analogizing to a contribution model.

Impact of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02 to its guidance on “Leases (Topic 842)”. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The adoption of this ASU will result in a gross up of the Consolidated Statements of Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. In June 2020, the FASB issued No. ASU 2020-05, Coronavirus Disease 2019 (“COVID-19”) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective. The Company plans to defer the adoption of the amendments in ASU 2016-02 to the fiscal year beginning July 1, 2022. The Company is evaluating the significance and other effects of adoption on the consolidated financial statements and related disclosures. The Company is performing its accounting analysis of its branch building and other leases underlying contracts. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

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

Employee Retention Credits Under the CARES Act

The CARES Act provided numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As expanded, the ERC is equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and is capped at $10,000 of qualified wages for each employee, such that the maximum ERC that can be claimed is $7,000 per employee per applicable calendar quarter in 2021. As a result of the Company averaging fewer than 500 full-time employees, all wages paid to employees were eligible for the ERC.

The Company evaluated its eligibility for the ERC in the second fiscal quarter of 2022. The Company determined it qualified for the ERC for the first quarter of calendar 2021, using the alternative quarter election, because the Company’s gross receipts decreased more than 20% for the fourth quarter of 2020 from the respective quarter in 2019, and for the second and third quarters of calendar 2021 because the Company’s gross receipts decreased more than 20% for each quarter in 2021 from each of the respective quarters of 2019, the relevant criteria for the ERC. The Company is in the process of amending certain payroll tax filings to apply for a refund for each of the first three quarters of calendar 2021. The Company cannot reasonably estimate when it will receive the refunds once the filings have been made.

Since there is not any GAAP guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, the Company accounted for the employee retention credit by analogy to FASB ASC Subtopic 958-605, Not-for-Profit Entities: Revenue Recognition (“ASC 958-605”). Under ASC 958-605, government grants are recognized when the conditions or conditions on which they depend are substantially met. The conditions for recognition of the ERC include meeting the rules as an eligible employer (meeting the rules for a decline in gross receipts) and incurring qualifying expenses (payroll costs).

During the three and six months ended December 31, 2021, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company has recorded an ERC grant receivable of $5.0 million in other assets in the consolidated statements of condition sheet at December 31, 2021.

4.ACQUISITIONS

On December 10, 2021 and December 22, 2021, respectively, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of two practices engaged in the wealth management services business in the Capital Region of New York. The Company paid an aggregate of $1.5 million in cash and recorded $728,000 in contingent consideration payable to acquire the assets and recorded an $890,000 customer list intangible asset and goodwill in the amount of $1.3 million in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since the respective acquisition dates.  The above referenced acquisitions were made to expand the Company’s wealth management services activities.

5.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$288,931	$7	$(2,442)	$286,496
Municipal obligations	78,481	3	(25)	78,459
Other debt securities	356	376	(49)	683
Total available for sale securities	$367,768	$386	$(2,516)	$365,638

Securities held to maturity:
Corporate debt securities	$17,000	$—	$(219)	$16,781
Municipal obligations	4,809	—	(25)	4,784
Total held to maturity securities	$21,809	$—	$(244)	$21,565

Equity securities:
Common stock	$1,040	$1,166	$(12)	$2,194
Total equity securities	$1,040	$1,166	$(12)	$2,194

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$216,155	$121	$(235)	$216,041
Municipal obligations	47,800	6	(9)	47,797
Other debt securities	424	385	(45)	764
Total available for sale securities	$264,379	$512	$(289)	$264,602

Securities held to maturity:
Corporate debt securities	$7,000	$—	$(20)	$6,980
Municipal obligations	3,878	61	—	3,939
Total held to maturity securities	$10,878	$61	$(20)	$10,919

Equity securities:
Common stock	$1,463	$1,416	$—	$2,879
Total equity securities	$1,463	$1,416	$—	$2,879

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$271,261	$(2,442)	$—	$—	$271,261	$(2,442)
Municipal obligations	66,662	(25)	—	—	66,662	(25)
Other debt securities	10	(1)	179	(48)	189	(49)
	$337,933	$(2,468)	$179	$(48)	$338,112	$(2,516)

Securities held to maturity:
Corporate debt securities	$16,781	$(219)	$—	$—	$16,781	$(219)
Municipal obligations	4,784	(25)	—	—	4,784	(25)
	$21,565	$(244)	$—	$—	$21,565	$(244)

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$85,518	$(235)	$—	$—	$85,518	$(235)
Municipal obligations	21,484	(9)	—	—	21,484	(9)
Other debt securities	9	(1)	165	(44)	174	(45)
	$107,011	$(245)	$165	$(44)	$107,176	$(289)

Securities held to maturity:
Corporate debt securities	$6,980	$(20)	$—	$—	$6,980	$(20)
	$6,980	$(20)	$—	$—	$6,980	$(20)

At December 31, 2021, there were 135 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

At December 31, 2021, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges during the three or six months ended December 31, 2021. At December 31, 2021, 55 securities with an amortized cost of $278,000 and remaining par value of $1.6 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2021	$1,214

Reductions for amounts realized for securities transactions	—

Balance, December 31, 2021	$1,214

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	December 31, 2021
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$133,677	$133,613
Due after one to five years	233,735	231,342
Other debt securities	356	683
	$367,768	$365,638

Securities held to maturity:
Due in one year or less	$2,819	$2,794
Due after one to five years	1,990	1,990
Due after five to ten years	17,000	16,781
	$21,809	$21,565

During the six months ended December 31, 2021, the Company received $5.3 million in proceeds from the sale of securities available for sale, realizing gross gains of $4,000. There were no sales of securities available for sale for the three months ended December 31, 2021. There were no sales of securities available for sale for the three and six months ended December 31, 2020.

There were no sales of securities held to maturity for the three and six months ended December 31, 2021 and 2020.

During the six months ended December 31, 2021, the Company received $803,000 in proceeds from the sale of equity securities. There were no sales of equity securities for the three months ended December 31, 2021. During the three and six months ended December 31, 2020, the Company received $7.5 million in proceeds from the sale of equity securities.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020
Net gains recognized during the period on equity securities	$160	$831	$118	$1,415
Less: Net gains recognized during the period on equity securities sold during the period	—	622	17	1,190
Unrealized gains recognized during reporting period on equity securities still held at reporting date	$160	$209	$101	$225

At December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of December 31, 2021, and June 30, 2021, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $361.7 million and $252.8 million, respectively.

6.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	December 31, 2021	June 30, 2021
Commercial:
Real estate	$485,717	$490,115
Commercial and industrial (1)	105,137	167,912
Construction	45,976	64,914
Total commercial	636,830	722,941
Residential mortgages	274,564	279,508
Home equity loans and lines	77,531	75,469
Consumer	24,827	25,568
	1,013,752	1,103,486
Net deferred loan costs	2,561	1,572
Allowance for loan losses	(22,638)	(23,259)
Net loans receivable	$993,675	$1,081,799
(1)	Commercial and industrial loans included Paycheck Protection Program (“PPP”) loans of $14.1 million and $51.5 million as of December 31, 2021 and June 30, 2021, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended December 31, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,273	$3,080	$1,344	$374	$23,071
Provisions charged to operations	(519)	448	3	68	—
Loans charged off	(139)	(305)	—	(26)	(470)
Recoveries on loans charged off	35	—	—	2	37
Allowance for loan losses at end of period	$17,650	$3,223	$1,347	$418	$22,638

	For the Three Months Ended December 31, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,334	$3,475	$1,313	$487	$23,609
Provisions charged to operations	1,272	177	25	76	1,550
Loans charged off	(1,558)	(108)	(51)	(84)	(1,801)
Recoveries on loans charged off	26	—	—	9	35
Allowance for loan losses at end of period	$18,074	$3,544	$1,287	$488	$23,393

	For the Six Months Ended December 31, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,300	$3,224	$1,295	$440	$23,259
Provisions charged to operations	(174)	304	92	28	250
Loans charged off	(519)	(305)	(40)	(54)	(918)
Recoveries on loans charged off	43	—	—	4	47
Allowance for loan losses at end of period	$17,650	$3,223	$1,347	$418	$22,638

	For the Six Months Ended December 31, 2020
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,570	$3,484	$1,303	$494	$22,851
Provisions charged to operations	2,003	168	35	94	2,300
Loans charged off	(1,558)	(108)	(51)	(110)	(1,827)
Recoveries on loans charged off	59	—	—	10	69
Allowance for loan losses at end of period	$18,074	$3,544	$1,287	$488	$23,393

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	December 31, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$251	$—	$—	$—	$251
Related to loans collectively evaluated for impairment	17,399	3,223	$1,347	$418	22,387
Ending balance	$17,650	$3,223	$1,347	$418	$22,638

Loans:
Individually evaluated for impairment	$9,243	$—	$—	$—	$9,243
Loans collectively evaluated for impairment	627,587	274,564	77,531	24,827	1,004,509
Ending balance	$636,830	$274,564	$77,531	$24,827	$1,013,752

	June 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$1,035	$—	$—	$—	$1,035
Related to loans collectively evaluated for impairment	17,265	3,224	$1,295	$440	22,224
Ending balance	$18,300	$3,224	$1,295	$440	$23,259

Loans:
Individually evaluated for impairment	$14,136	$—	$—	$—	$14,136
Loans collectively evaluated for impairment	708,805	279,508	75,469	25,568	1,089,350
Ending balance	$722,941	$279,508	$75,469	$25,568	$1,103,486

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Six Months Ended
	December 31, 2021			December 31, 2021
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$7,584	$7,372	$—	$7,441	$49
Commercial and industrial	180	180	—	191	5
Construction	—	—	—	—	—
Subtotal	7,764	7,552	—	7,632	54
With an allowance recorded:
Commercial:
Real estate	1,860	1,667	247	1,717	19
Commercial and industrial	24	24	4	24	—
Construction	—	—	—	—	—
Subtotal	1,884	1,691	251	1,741	19
Total	$9,648	$9,243	$251	$9,373	$73

				For the Year Ended
	June 30, 2021			June 30, 2021
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$9,351	$9,248	$—	$9,219	$99
Commercial and industrial	253	249	—	274	—
Construction	1,340	550	—	1,002	—
Subtotal	10,944	10,047	—	10,495	99

With an allowance recorded:
Commercial:
Real estate	3,671	3,479	464	3,568	—
Commercial and industrial	1,464	610	571	1,118	24
Construction	—	—	—	—	—
Subtotal	5,135	4,089	1,035	4,686	24
Total	$16,079	$14,136	$1,035	$15,181	$123

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and six months ended December 31, 2021, and the year ended June 30, 2021 was nominal.

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

The Company has implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided. Commercial, residential mortgage, home equity loans and lines, and consumer loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that are delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral will be reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. At December 31, 2021, the Company had COVID-19 related financial hardship payment deferrals for consumer borrowers totaling four loans representing $1.1 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances. At December 31, 2021, the Company had no COVID-19 related financial hardship deferrals for commercial borrowers.

There were no loans modified as troubled debt restructurings during the three and six months ended December 31, 2021, and 2020, respectively. There were no loans that had been modified as a troubled debt restricting during the twelve months prior to December 31, 2021 which have subsequently defaulted during the three or six months ended December 31, 2021. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to December 31, 2020 which subsequently defaulted during the three or six months ended December 31, 2020.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of the allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	December 31,		June 30,
	2021		2021
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$6,099	$1,451	$10,527	$1,476
Commercial and industrial	24	278	465	1,525
Construction	—	—	550	145
Residential mortgages	4,714	—	4,993	—
Home equity loans and lines	1,792	—	2,043	—
Consumer	—	27	187	15
	$12,629	$1,756	$18,765	$3,161

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	December 31, 2021
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$4,179	$633	$1,646	$6,458	$479,259	$485,717
Commercial and industrial	109	15	302	426	104,711	105,137
Construction	—	—	—	—	45,976	45,976
Residential mortgages	434	646	1,391	2,471	272,093	274,564
Home equity loans and lines	452	79	960	1,491	76,040	77,531
Consumer	23	5	27	55	24,772	24,827
Total	$5,197	$1,378	$4,326	$10,901	$1,002,851	$1,013,752

	June 30, 2021
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$5,002	$5,738	$10,745	$479,370	$490,115
Commercial and industrial	—	318	1,970	2,288	165,624	167,912
Construction	—	—	695	695	64,219	64,914
Residential mortgages	673	1,345	2,049	4,067	275,441	279,508
Home equity loans and lines	193	97	1,233	1,523	73,946	75,469
Consumer	2	—	202	204	25,364	25,568
Total	$873	$6,762	$11,887	$19,522	$1,083,964	$1,103,486

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$434,293	$6,011	$45,098	$315	$485,717
Commercial and industrial	94,099	2,932	8,082	24	105,137
Construction	45,359	—	617	—	45,976
	$573,751	$8,943	$53,797	$339	$636,830

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$440,209	$25,588	$21,698	$2,620	$490,115
Commercial and industrial	149,909	9,272	8,308	423	167,912
Construction	63,747	—	1,167	—	64,914
	$653,865	$34,860	$31,173	$3,043	$722,941

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of December 31, 2021 and June 30, 2021, the Company had pledged $415.5 million and $429.7 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2021, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $737.0 million, consisting of $368.5 million of interest rate swaps with commercial borrowers and $368.5 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2021, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $758.4 million, consisting of $379.2 million of interest rate swaps with commercial borrowers and $379.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	December 31, 2021
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$19,033	$19,033
Less: master netting arrangements	(766)	(766)
Less: cash collateral applied	—	(17,522)
Net amount	$18,267	$745

	June 30, 2021
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$25,929	$25,929
Less: master netting arrangements	(610)	(610)
Less: cash collateral applied	—	(24,682)
Net amount	$25,319	$637

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At December 31, 2021, the Company had deposited $17.5 million as collateral for swap agreements with third-party counterparties. At June 30, 2021, the Company had deposited $24.7 million as collateral for swap agreements with third-party counterparties.

8.OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss				Where Net Income is Presented
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$—	$4	$—	Net gain on securities transactions
Tax expense	—	—	(1)	—	Income tax expense
Net of tax	—	—	3	—

Amortization of defined benefit plan items (before tax):
Net actuarial loss	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$—	$—	$3	$—

The balances and changes in the components of accumulated other comprehensive loss, net of tax are as follows (dollars in thousands):

	For the Three Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2021:
Accumulated other comprehensive loss as of October 1, 2021	$(23)	(5,289)	$(5,312)
Other comprehensive loss before reclassifications	(1,551)	—	(1,551)
Accumulated other comprehensive loss as of December 31, 2021	$(1,574)	(5,289)	$(6,863)

2020:
Accumulated other comprehensive loss as of October 1, 2020	$309	(17,751)	$(17,442)
Other comprehensive loss before reclassifications	(14)	—	(14)
Accumulated other comprehensive loss as of December 31, 2020	$295	(17,751)	$(17,456)

	For the Six Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2021:
Accumulated other comprehensive loss as of July l, 2021	$164	(5,289)	$(5,125)
Other comprehensive loss before reclassifications	(1,735)	—	(1,735)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Accumulated other comprehensive loss as of December 31, 2021	$(1,574)	$(5,289)	$(6,863)

2020:
Accumulated other comprehensive loss as of July l, 2020	381	(17,751)	(17,370)
Other comprehensive loss before reclassifications	(86)	—	(86)
Accumulated other comprehensive loss as of December 31, 2020	$295	$(17,751)	$(17,456)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	December 31,
	2021	2020
Unrealized gains/losses on securities:
Unrealized holdings losses arising during the period	$(548)	$(5)
Reclassification adjustment for gains included in net income	—	—
	(548)	(5)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(548)	$(5)

	For the Six Months Ended
	December 31,
	2021	2020
Unrealized gains/losses on securities:
Unrealized holdings losses arising during the period	$(614)	$(30)
Reclassification adjustment for gains included in net income	(1)	—
	(615)	(30)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(615)	$(30)

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

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$1,528	$761	$764	$1,456
Interest cost	1,028	448	514	906
Expected return on plan assets	(2,062)	(838)	(1,031)	(1,674)
Amortization of net actuarial loss	10	417	5	850
Net periodic pension cost	$504	$788	$252	$1,538

Contributions

For the three and six months ended December 31, 2021 and 2020, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Service cost	$6	$11	$18	$18
Interest cost	12	18	27	32
Recognized actuarial loss	—	1	—	2
Net periodic post-retirement benefit cost	$18	$30	$45	$52

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2021 was $11.9 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of December 31,
	2021	2020
Allocated	101,832	50,916
Committed to be allocated	50,916	50,916
Unallocated	865,577	916,493
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2021 was $158,000 and $312,000, respectively.

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

	December 31, 2021
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$23,451	$247,934	$271,385
Standby letters of credit	—	27,699	27,699
	$23,451	$275,633	$299,084

	June 30, 2021
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$29,292	$179,767	$209,059
Standby letters of credit	—	25,011	25,011
	$29,292	$204,778	$234,070

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At December 31, 2021, approximately $25.7 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At December 31, 2021, approximately $1.2 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At December 31, 2021 and June 30, 2021, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at December 31, 2021 and June 30, 2021 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At December 31, 2021 and June 30, 2021, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and record a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, no litigation-related expense was recognized for the three and six months ended December 31, 2021 and 2020. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $52.5 million in excess of the accrued liability, if any, as of December 31, 2021. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties.  The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual.  The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the second fiscal quarter of 2022, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the second fiscal quarter of 2022, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the six months ended December 31, 2021, the Bank recognized insurance recoveries in the amount of $2.2 million related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations. No insurance recoveries were recorded for the six months ended December 31, 2020 related to reimbursement of defense costs incurred as a results of these matters.

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleged that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decided the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint named several additional corporate entities affiliated with the Mann Parties as co-defendants and asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint sought a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim in the amended complaint, which also postponed the Pioneer Parties’ deadline to file an answer to the amended complaint until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion for both leave to file a second amended complaint and for reconsideration of the court’s dismissal of Southwestern’s fraud claim.  On May 1, 2020, the Pioneer Parties filed their answer to Southwestern’s amended complaint. The Pioneer Parties asserted numerous affirmative defenses, counterclaims against Southwestern, and cross-claims against certain of the Mann Parties, including for common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act (“RICO”). The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest. On July 7, 2020, the court granted Southwestern leave to file a second amended complaint, which Southwestern filed on July 16, 2020. Southwestern’s second amended complaint asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting – and sought a monetary judgment of at least $9.8 million. On July 30, 2020, the Pioneer Parties filed an amended answer to Southwestern’s second amended complaint, which asserted the same affirmative defenses, counterclaims, and cross-claims as the Pioneer Parties’ prior answer to Southwestern’s amended complaint. On March 16, 2021, the Pioneer Parties filed a second amended answer to Southwestern’s second amended complaint, which asserted certain additional affirmative defenses but was otherwise identical to the Pioneer Parties’ amended answer. This matter is currently in discovery.  On October 8, 2021, Southwestern moved for leave to file a proposed third amended complaint, which would add Granite Solutions Groupe, Inc. as a plaintiff and would assert claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the RICO, aiding and abetting conversion, and aiding and abetting fraud – and would seek a monetary judgment of at least $39 million.  The Pioneer Parties vigorously dispute the assertions and claims in Southwestern’s proposed third amended complaint. On November 15, 2021, the Pioneer Parties filed papers in opposition to Southwestern’s motion for leave to file its proposed third amended complaint, which is currently pending in court.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On January 10, 2020, the Pioneer Parties filed opposition to NatPay’s motion to intervene. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the court. NatPay filed its complaint in intervention on August 18, 2020. NatPay’s complaint includes claims for declaratory judgment, conversion, fraud, gross negligence, unjust enrichment and constructive trust, and for an accounting against the Pioneer Parties. The prayer for relief in NatPay’s complaint seeks “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On September 8, 2020, the Pioneer Parties filed their answer and affirmative defenses to NatPay’s complaint. On March 16, 2021, the Pioneer Parties filed an amended answer to NatPay’s complaint, which asserted certain additional affirmative defenses but was otherwise identical to the Pioneer Parties’ answer. As noted, this matter is currently in discovery. On October 8, 2021, NatPay moved for leave to file a proposed amended complaint, which would assert claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud – and would seek a monetary judgment of at least $11.4 million. The Pioneer Parties vigorously dispute the assertions and claims in NatPay’s proposed amended complaint. On November 15, 2021, the Pioneer Parties filed papers in opposition to NatPay’s motion for leave to file its proposed amended complaint, which is currently pending in court.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court.  The complaint alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet.  Cachet’s complaint asserts causes of action against Pioneer for (1) avoidance and recovery of constructive fraudulent transfers, (2) conversion, (3) unjust enrichment, (4) money had and received, (5) violation of California Penal Code § 496(a), and (6)

declaratory relief.  Cachet’s asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and seeks costs of suit and attorneys’ fees. The Pioneer Parties’ current deadline to respond to Cachet’s complaint is February 22, 2022. The Pioneer Parties’ vigorously dispute the assertions and claims in Cachet’s complaint.

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

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On November 5, 2020, the Pioneer Parties moved to dismiss the complaint in its entirety. On November 22, 2021, the court dismissed AXH’s conversion, gross negligence, and accounting claims against the Pioneer Parties without prejudice. On December 12, 2021, AXH moved for leave to file a proposed amended complaint, which would assert claims for conversion, gross negligence, and unjust enrichment against the Pioneer Parties and seeks the same damages as AXH’s original complaint.  The Pioneer

Parties vigorously dispute the assertions and claims in AXH’s proposed amended complaint.  On January 14, 2022, the Pioneer Parties filed papers in opposition to AXH’s motion for leave to file its proposed amended complaint, and the Pioneer Parties also cross-moved to dismiss AXH’s unjust enrichment claim or, in the alternative, for reconsideration of the court’s decision not to dismiss AXH’s unjust enrichment claim. AXH’s motion for leave to file its proposed amended complaint and the Pioneer Parties’ cross-motion to dismiss/for reconsideration are currently pending before the court.

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

On April 30, 2021, the Bank filed a complaint in the Supreme Court of the State of New York against Atlantic Specialty Insurance Company (“ASIC”), for breach of an insurance contract, breach of the covenant of good faith and fair dealing, and declaratory judgment.  The Bank’s complaint alleges that it was insured under a management and professional liability insurance policy issued by ASIC (“Policy”), and that the Bank has incurred losses covered under the Policy as a result of the above-described lawsuits filed by Southwestern, NatPay, DOJ, AXH, Berkshire Bank, and Chemung, and responding to various inquiries and investigations relating to the entities and events that are the subjects of certain of those lawsuits.  The Bank’s complaint alleges that ASIC has violated the Policy by failing to reimburse the Bank for the full amount of the Bank’s loss covered under the Policy, including defense costs. The Bank’s complaint seeks a declaratory judgment, damages against ASIC of at least $1.1 million (plus interest and costs), and consequential damages. The Bank and ASIC reached an out-of-court settlement, and a stipulation discontinuing this litigation was filed with the court on December 23, 2021.

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

The New York State Department of Financial Services (the “NYSDFS”) has made requests for production of documents, conducted interviews with Bank employees, and taken other investigatory actions with respect to the Bank’s practices associated with the Mann Parties. The Bank has complied with these requests, producing responsive, non-privileged documents to the NYSDFS. In Summer 2021, NYSDFS informed the Bank that if the parties could not reach a negotiated resolution related to NYSDFS’s findings arising from the Bank’s practices associated with the Mann Parties, NYSDFS would proceed to an administrative hearing on the issue. It is unknown whether the parties will be able to resolve the matter. A resolution could involve monetary penalties, injunctive relief, and other regulatory consequences. The monetary penalties could be up to $30.0 million, though, $15.0 million of these potential monetary penalties relate to and are not incremental to the damages sought by the plaintiffs in the Southwestern, NatPay, DOJ, Cachet, and the AHX proceedings described in this section.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		December 31, 2021 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$286,496	$286,496	$—	$—
Municipal obligations	78,459	—	78,459	—
Other debt securities	683	—	683
Total debt securities	365,638	286,496	79,142	—
Equity securities	2,194	2,194	—	—
Derivative assets	18,267	—	18,267	—
Total	$386,099	$288,690	$97,409	$—

Liabilities:
Derivative liabilities	$745	$—	$745	$—
Total	$745	$—	$745	$—

		Fair Value Measurements at
		June 30, 2021 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$216,041	$216,041	$—	$—
Municipal obligations	47,797	—	47,797	—
Other debt securities	764	—	764
Total debt securities	264,602	216,041	48,561	—
Equity securities	2,879	2,879	—	—
Derivative assets	25,319	—	25,319	—
Total	$292,800	$218,920	$73,880	$—

Liabilities:
Derivative liabilities	$637	$—	$637	$—
Total	$637	$—	$637	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Impaired loans:
Commercial loans	$1,440	$—	$—	$1,440
OREO	711	—	—	711

June 30, 2021
Impaired loans:
Commercial loans	$2,675	$—	$—	$2,675
OREO	365	—	—	365

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.7 million with a valuation allowance of $251,000 resulting in an estimated fair value of $1.4 million as of December 31, 2021. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $3.7 million with a valuation allowance of $1.0 million resulting in an estimated fair value of $2.7 million as of June 30, 2021.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $711,000 and $365,000 at December 31, 2021 and June 30, 2021, respectively.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	December 31, 2021
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$349,142	$349,142	$349,142	$—	$—
Securities available for sale	365,638	365,638	286,496	79,142	—
Securities held to maturity	21,809	21,565	—	21,565	—
Equity securities	2,194	2,194	2,194	—	—
FHLBNY stock	1,079	1,079	—	1,079	—
Net loans receivable	993,675	992,662	—	—	992,662
Accrued interest receivable	4,109	4,109	—	4,109	—
Derivative assets	18,267	18,267	—	18,267	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,492,363	$1,492,363	$—	$1,492,363	$—
Time deposits	86,552	86,427	—	86,427	—
Mortgagors’ escrow deposits	4,745	4,745	—	4,745	—
Accrued interest payable	22	22	—	22	—
Derivative liabilities	745	745	—	745	—

	June 30, 2021
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$324,963	$324,963	$324,963	$—	$—
Securities available for sale	264,602	264,602	216,041	48,561	—
Securities held to maturity	10,878	10,919	—	10,919	—
Equity securities	2,879	2,879	2,879	—	—
FHLBNY stock	1,215	1,215	—	1,215	—
Net loans receivable	1,081,799	1,094,985	—	—	1,094,985
Accrued interest receivable	4,046	4,046	—	4,046	—
Derivative assets	25,319	25,319	—	25,319	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,436,020	$1,436,020	$—	$1,436,020	$—
Time deposits	94,876	95,597	—	95,597	—
Mortgagors’ escrow deposits	5,811	5,811	—	5,811	—
Accrued interest payable	24	24	—	24	—
Derivative liabilities	637	637	—	637	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three and six months ended December 31, 2021 and 2020.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020

	(Dollars in thousands)
Non-interest Income
In scope
Insurance services	$1,069	$1,072	$1,638	$1,742
Wealth management services	932	806	1,924	1,490
Service charges on deposit accounts	697	683	1,379	1,302
Card services income	796	740	1,603	1,501
Other	75	208	145	208
Non-interest income in scope	3,569	3,509	6,689	6,243

Non-interest income out of scope	380	1,214	459	2,007

Total non-interest income	$3,949	$4,723	$7,148	$8,250

13.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of December 31, 2021 or December 31, 2020.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2021	2020	2021	2020

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$6,257	1,895	$7,614	$3,289

Average number of common shares outstanding	25,977,679	25,977,679	25,977,679	25,977,679
Less: Average unallocated ESOP shares	871,942	922,858	878,306	929,222
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,105,737	25,054,821	25,099,373	25,048,457

Net earnings per common share:
Basic	$0.25	$0.08	$0.30	$0.13
Diluted	$0.25	$0.08	$0.30	$0.13

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2021, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

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

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, federal deposit insurance premiums, professional fees, and other general and administrative expenses, as well as employee retention credits.

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

Employee retention credit is the benefit recorded related to a refundable credit against certain employment taxes as described in “Recent Developments – COVID-19 Pandemic”.

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

Recent Developments

Acquisitions

On December 10, 2021 and December 22, 2021, respectively, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of two practices engaged in the wealth management services business in the Capital Region of New York. The Company paid an aggregate of $1.5 million in cash and recorded $728,000 in contingent consideration payable to acquire the assets and recorded an $890,000 customer list intangible asset and goodwill in the amount of $1.3 million in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since the respective acquisition dates.  The above referenced acquisitions were made to expand the Company’s wealth management services activities.

COVID-19 Pandemic

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that it was well positioned with adequate levels of capital as of December 31, 2021. At December 31, 2021, all of the Bank’s regulatory capital ratios exceeded all well-capitalized standards. More specifically, the Bank’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institution’s capital strength, was 9.80% at December 31, 2021.

In addition, management believes the Company was well positioned with adequate levels of liquidity as of December 31, 2021. The Bank maintains a funding base largely comprised of core noninterest bearing demand deposit accounts and low cost interest-bearing savings and money market deposit accounts with customers that operate, reside or work within its branch footprint. At December 31, 2021, the Company’s cash and cash equivalents balance was $349.1 million. The Company also maintains an available-for-sale investment securities portfolio, comprised primarily of highly liquid U.S. Treasury securities and highly-rated municipal securities. This portfolio not only generates interest income, but also serves as a ready source of liquidity. At December 31, 2021, the Company’s available-for-sale investment securities portfolio totaled $365.6 million.  The Bank’s unused borrowing capacity at the Federal Home Loan Bank of New York at December 31, 2021 was $306.8 million.

The Bank participated in the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. As of December 31, 2021, the Bank’s commercial loan portfolio included 105 PPP loans totaling $14.1 million. The Bank assisted a substantial number of its PPP borrowers with forgiveness requests during the second fiscal quarter of 2022 and expects to assist the majority of its remaining PPP borrowers with forgiveness requests during the third fiscal quarter of 2022. As of December 31, 2021, the Bank has received forgiveness or loan payoffs related to 862 borrowers’ PPP loans for a total of $101.3 million.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. Through December 31, 2021, no specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. In relation to its consumer borrowers, as of December 31, 2021, the Company had COVID-19 related financial hardship payment deferrals totaling four loans representing $1.1 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances. In relation to its commercial borrowers, as of December 31, 2021, the Company had no COVID-19 related financial hardship payment deferrals. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and not classified as troubled-debt restructured loans. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral, were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Bank granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20,

2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020. There are borrowers continuing to experience COVID-19 related financial hardships. The Company believes that delinquent and nonperforming loans may increase in future periods as borrowers that continue to experience COVID-19 related financial hardships may be unable to continue loan payments consistent with their contractual obligations and the Company may be required to make additional provisions for loan losses.

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

The CARES Act provided numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As expanded, the ERC is equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and is capped at $10,000 of qualified wages for each employee, such that the maximum ERC that can be claimed is $7,000 per employee per applicable calendar quarter in 2021. As a result of the Company averaging fewer than 500 full-time employees, all wages paid to employees were eligible for the ERC.

The Company evaluated its eligibility for the ERC in the second fiscal quarter of 2022. The Company determined it qualified for the ERC for the first quarter of calendar 2021, using the alternative quarter election, because the Company’s gross receipts decreased more than 20% for the fourth quarter of 2020 from the respective quarter in 2019, and for the second and third quarters of calendar 2021 because the Company’s gross receipts decreased more than 20% for each quarter in 2021 from each of the respective quarters of 2019, the relevant criteria for the ERC. The Company is in the process of amending certain payroll tax filings to apply for a refund for each of the first three quarters of calendar 2021. The Company cannot reasonably estimate when it will receive the refunds once the filings have been made.

Since there is not any GAAP guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, the Company accounted for the employee retention credit by analogy to FASB ASC Subtopic 958-605, Not-for-Profit Entities: Revenue Recognition (“ASC 958-605”). Under ASC 958-605, government grants are recognized when the conditions or conditions on which they depend are substantially met. The conditions for recognition of the ERC include meeting the rules as an eligible employer (meeting the rules for a decline in gross receipts) and incurring qualifying expenses (payroll costs).

During the three and six months ended December 31, 2021, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company has recorded an ERC grant receivable of $5.0 million in other assets in the consolidated statements of condition sheet at December 31, 2021.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the second fiscal quarter of 2022, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential monetary exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the second fiscal quarter of 2022, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the six months ended December 31, 2021, the Bank recognized insurance recoveries in the amount of $2.2 million related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations. No insurance recoveries were recorded for the six months ended December 31, 2020 related to reimbursement of defense costs incurred as a results of these matters. For additional details regarding legal, other proceedings and related matters, including litigation-related expense, see, “Part II, Item 1 – Legal Proceedings”.

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At December 31, 2021, no valuation allowance was required.

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

	For the Three Months Ended December 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,017,128	$10,094	4.00%	$1,129,503	$10,896	3.88%
Securities	365,147	605	0.66%	130,533	279	0.85%
Interest-earning deposits and other	358,345	152	0.17%	165,174	63	0.15%
Total interest-earning assets	1,740,620	10,851	2.50%	1,425,210	11,238	3.17%
Non-interest-earning assets	133,932			148,909
Total assets	$1,874,552			$1,574,119

Interest-bearing liabilities:
Demand deposits	$187,082	$59	0.13%	$123,088	$33	0.11%
Savings deposits	307,444	26	0.03%	265,337	35	0.05%
Money market deposits	469,545	96	0.08%	357,719	135	0.15%
Certificates of deposit	88,575	162	0.73%	104,575	338	1.29%
Total interest-bearing deposits	1,052,646	343	0.13%	850,719	541	0.25%
Borrowings and other	3,424	17	1.98%	3,214	18	2.24%
Total interest-bearing liabilities	1,056,070	360	0.14%	853,933	559	0.26%
Non-interest-bearing deposits	559,541			471,516
Other non-interest-bearing liabilities	19,978			23,260
Total liabilities	1,635,589			1,348,709
Total shareholders' equity	238,963			225,410
Total liabilities and shareholders' equity	$1,874,552			$1,574,119
Net interest income		$10,491			$10,679
Net interest rate spread (1)			2.36%			2.91%
Net interest-earning assets (2)	$684,550			$571,277
Net interest margin (3)			2.41%			3.01%
Average interest-earning assets to interest-bearing liabilities	164.82%			166.90%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended December 31,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,040,783	$20,128	3.87%	$1,134,740	$21,560	3.80%
Securities	325,590	1,036	0.63%	111,496	610	1.09%
Interest-earning deposits and other	350,891	304	0.17%	157,362	134	0.17%
Total interest-earning assets	1,717,264	21,468	2.50%	1,403,598	22,304	3.18%
Non-interest-earning assets	137,244			150,669
Total assets	$1,854,508			$1,554,267

Interest-bearing liabilities:
Demand deposits	$183,545	$118	0.13%	$122,400	$73	0.12%
Savings deposits	305,170	51	0.03%	263,093	70	0.05%
Money market deposits	463,136	191	0.08%	350,105	331	0.19%
Certificates of deposit	90,472	341	0.75%	108,142	753	1.39%
Total interest-bearing deposits	1,042,323	701	0.13%	843,740	1,227	0.29%
Borrowings and other	4,242	40	1.88%	4,384	47	2.14%
Total interest-bearing liabilities	1,046,565	741	0.14%	848,124	1,274	0.30%
Non-interest-bearing deposits	550,136			458,842
Other non-interest-bearing liabilities	19,190			22,749
Total liabilities	1,615,891			1,329,715
Total shareholders' equity	238,617			224,552
Total liabilities and shareholders' equity	$1,854,508			$1,554,267
Net interest income		$20,727			$21,030
Net interest rate spread (1)			2.35%			2.88%
Net interest-earning assets (2)	$670,699			$555,474
Net interest margin (3)			2.41%			2.99%
Average interest-earning assets to interest-bearing liabilities	164.09%			165.49%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2021 vs. 2020			2021 vs. 2020
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,115)	$313	$(802)	$(1,815)	$383	$(1,432)
Securities	401	(75)	326	767	(341)	426
Interest-earning deposits and other	81	8	89	168	2	170
Total interest-earning assets	(633)	246	(387)	(880)	44	(836)

Interest-bearing liabilities:
Demand deposits	19	7	26	39	6	45
Savings deposits	5	(14)	(9)	10	(29)	(19)
Money market deposits	34	(73)	(39)	84	(224)	(140)
Certificates of deposit	(46)	(130)	(176)	(108)	(304)	(412)
Total interest-bearing deposits	12	(210)	(198)	25	(551)	(526)
Borrowings and other	1	(2)	(1)	(1)	(6)	(7)
Total interest-bearing liabilities	13	(212)	(199)	24	(557)	(533)
Change in net interest income	$(646)	$458	$(188)	$(904)	$601	$(303)

Exclusive of the impact of PPP loans, the Company expects its third fiscal quarter of 2022 net interest margin to remain depressed due to the precipitous drop in the Federal Funds, Prime and LIBOR interest rates in the second half of fiscal 2020. Expected decreases in average interest earning asset yields are not expected to be fully offset by expected decreases in the average cost of funds. Although the stated interest rate on PPP loans is fixed at 1.0%, the timing of the Company’s recognition of the interest income on origination fees, net of deferred origination costs, on PPP loans is uncertain as to the period of recognition at this time and will likely cause continued interest earning asset yield volatility as loans are forgiven by the SBA.

Comparison of Financial Condition at December 31, 2021 and June 30, 2021

Total Assets. Total assets increased $46.9 million, or 2.6%, to $1.84 billion at December 31, 2021 from $1.80 billion at June 30, 2021. The increase was due primarily to an increase of $101.0 million, or 38.2%, in securities available for sale as well as an increase of $24.2 million, or 7.4%, in cash and cash equivalents partially offset by a decrease of $88.1 million, or 8.1%, in net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents increased $24.2 million, or 7.4%, to $349.1 million at December 31, 2021 from $325.0 million at June 30, 2021. This increase was primarily a result of net increases in deposits of $48.0 million and net decreases in loans of $88.1 million offset by an increase in securities available for sale of $101.0 million during the six months ended December 31, 2021.

Securities Available for Sale. Total securities available for sale increased $101.0 million, or 38.2%, to $365.6 million at December 31, 2021 from $264.6 million at June 30, 2021. The increase was primarily due to purchases of U.S Government and agency obligations and municipal obligations during the six months ended December 31, 2021.

Securities Held to Maturity. Total securities held to maturity increased $10.9 million, or 100.5%, to $21.8 million at December 31, 2021 from $10.9 million at June 30, 2021 primarily due to the purchases of corporate debt securities, as well as, purchases of other municipal obligations offset by scheduled maturities of municipal obligations during the six months ended December 31, 2021.

Equity Securities. Total equity securities decreased $686,000, or 23.8%, to $2.2 million at December 31, 2021 from $2.9 million at June 30, 2021 primarily due to the sale of various securities for proceeds of $803,000 offset in part by investment gains during the six months ended December 31, 2021.

Net Loans. Net loans of $993.7 million at December 31, 2021 decreased $88.1 million, or 8.1%, from $1.08 billion at June 30, 2021. By loan category, commercial and industrial loans decreased by $62.8 million, or 37.4%, to $105.1 million at December 31, 2021 from $167.9 million at June 30, 2021, commercial construction loans decreased by $18.9 million, or 29.2%, to $46.0 million at December 31, 2021 from $64.9 million at June 30, 2021, one-to four-family residential real estate loans decreased by $4.9 million, or 1.8%, to $274.6 million at December 31, 2021 from $279.5 million at June 30, 2021, commercial real estate loans decreased by $4.4 million, or 0.9%, to $485.7 million at December 31, 2021 from $490.1 million at June 30, 2021 and consumer loans decreased $741,000, or 2.9%, to $24.8 million at December 31, 2021 from $25.6 million at June 30, 2021. These decreases were marginally offset by an increase in home equity loans and lines of credit of $2.0 million, or 2.7%, to $77.5 million at December 31, 2021 from $75.5 million at June 30, 2021. The decrease in commercial and industrial loans was related to forgiveness of PPP loans which declined $37.4 million from $51.5 million at June 30, 2021 to $14.1 million at December 31, 2021, as well as, paydowns and reduced line of credit utilization during the six months ended December 31, 2021. The decrease in commercial construction loans was related to the conversion of loans to permanent financing. The decrease in commercial real estate loans and one-to four family residential real estate loans were both related to loan payoffs outpacing loan funding. The decrease in consumer loans was related to reduced line of credit utilization. The increase in home equity loans and lines of credit was related to loan originations outpacing amortization and prepayments.

Deposits. Total deposits increased $48.0 million, or 3.1%, to $1.58 billion at December 31, 2021 from $1.53 billion at June 30, 2021. The increase in deposits was primarily related to an increase in non-interest bearing demand accounts of $49.3 million, or 9.8%, to $554.2 million at December 31, 2021 from $504.9 million at June 30, 2021, an increase in savings accounts of $10.5 million, or 3.5%, to $311.3 million at December 31, 2021 from $300.8 million at June 30, 2021 and an increase in interest-bearing demand accounts of $2.9 million, or 1.7%, to $178.7 million at December 31, 2021 from $175.8 million at June 30, 2021. These increases were partially offset by a decrease in certificates of deposit of $8.3 million, or 8.8%, to $86.6 million at December 31, 2021 from $94.9 million at June 30, 2021 and a decrease in money market accounts of $6.4 million, or 1.4%, to $448.1 million at December 31, 2021 from $454.5 million at June 30, 2021. The increase in non-interest-bearing demand accounts and interest-bearing demand accounts was primarily related to growth in commercial deposit relationships. The increase in savings accounts was principally related to growth in existing consumer depositor accounts. The decrease in certificates of deposit was primarily due to the maturity of various accounts. The decrease in money market accounts was primarily due to routine fluctuations in municipal deposit accounts.

Total Shareholders’ Equity. Total shareholders’ equity increased $6.2 million, or 2.6%, to $244.0 million at December 31, 2021 from $237.8 million at June 30, 2021 primarily as a result from net income of $7.6 million for the six month period ended December 31, 2021, offset in part by an increase in unrealized holding losses on securities available for sale of $1.7 million.

Comparison of Operating Results for the Three Months Ended December 31, 2021 and December 31, 2020

General.  Net income increased by $4.4 million, or 230.1%, to $6.3 million for the three months ended December 31, 2021 as compared to $1.9 million for the three months ended December 31, 2020. The increase was primarily due to a $4.9 million decrease in non-interest expense and a $1.6 million decrease in the provision for loan losses, partially offset by a $691,000 decrease in non-interest income, a $188,000 decrease in net interest income and a $1.3 million increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $387,000, or 3.4%, to $10.9 million for the three months ended December 31, 2021, from $11.2 million for the three months ended December 31, 2020 primarily due to a decrease in interest income on loans, offset in part by increases in interest income on securities and interest-earning deposits and other. The decrease was the result of a 67 basis points decrease in the average yield on interest-earning assets to 2.50% for the three months ended December 31, 2021, from 3.17% for the three months ended December 31, 2020. Average interest-earning assets increased by $315.4 million from $1.42 billion for the three months ended December 31, 2020 to $1.74 billion for the three months ended December 31, 2021.

Interest income on loans decreased $802,000, or 7.4%, to $10.1 million for the three months ended December 31, 2021 from $10.9 million for the three months ended December 31, 2020. Interest income on loans decreased primarily due to a $112.4 million decrease in the average balance of loans to $1.02 billion for the three months ended December 31, 2021 from $1.13 billion for the three months ended December 31, 2020, partially offset by a 12 basis points increase in the average yield on loans to 4.00% for the three months ended December 31, 2021 from 3.88% for the three months ended December 31, 2020. The decrease in the average balance of loans was due to commercial loan payoffs and forgiveness of customer PPP loans. The increase in the average yield on loans was primarily due to the recognition of deferred loan fee income associated with the forgiveness of customer PPP loans as well as the recognition of interest income related to certain non-accrual loans that paid off.

Interest income on securities increased $326,000, or 116.8%, to $605,000 for the three months ended December 31, 2021 from $279,000 for the three months ended December 31, 2020. Interest income on securities increased due to a $234.6 million increase in the average balance of securities to $365.1 million for the three months ended December 31, 2021 from $130.5 million for the three months ended December 31, 2020, offset by a 19 basis points decrease in the average yield on securities to 0.66% for the three months ended December 31, 2021 from 0.85% for the three months ended December 31, 2020. The increase in the average balance of securities was due to purchases of U.S. government and agency and municipal obligation securities outpacing maturities and sales throughout fiscal year 2021 and during the three months ended December 31, 2021. The decrease in average yield on securities was due to scheduled maturities of higher yielding U.S. government and agency and municipal obligation securities, as well as, decreased market rates of interest for new securities that were purchased during the quarter ended December 31, 2021.

Interest income on interest-earning deposits and other increased $89,000, or 141.3%, to $152,000 for the three months ended December 31, 2021 from $63,000 for the three months ended December 31, 2020. Interest income on interest-earning deposits increased due to an increase of $193.1 million in average balances on interest-earning deposits to $358.3 million for the three months ended December 31, 2021 from $165.2 million for the three months ended December 31, 2020. Interest income on interest-earning deposits also increased due to a two basis points increase in the average yield on interest-earning deposits to 0.17% for the three months ended December 31, 2021 from 0.15% for the three months ended December 31, 2020.

Interest Expense.  Interest expense decreased $199,000, or 35.6%, to $360,000 for the three months ended December 31, 2021 from $559,000 for the three months ended December 31, 2020 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a 12 basis points decrease in the average cost of interest-bearing liabilities to 0.14% for the three months ended December 31, 2021 from 0.26% for the three months ended December 31, 2020, offset in part by a $202.1 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $198,000, or 36.6%, to $343,000 for the three months ended December 31, 2021 from $541,000 for the three months ended December 31, 2020. Interest expense on interest-bearing deposits decreased primarily due to a 12 basis points decrease in the average cost of interest-bearing deposits to 0.13% for the three months ended December 31, 2021 from 0.25% for the three months ended December 31, 2020, offset, in part, by a $201.9 million increase in the average balance of interest-bearing deposits to $1.05 billion for the three months ended December 31, 2021 from $850.7 million for the three months ended December 31, 2020. The decrease in the average cost of deposits was a result of lower market deposit rates, as well, as repricing of certificates of deposit that have matured over the last twelve months. The increase in average interest-bearing deposits was primarily due to increases in various deposit categories throughout the calendar year, centered primarily in municipal and consumer interest-bearing deposit accounts.

Net Interest Income.  Net interest income decreased $188,000, or 1.8%, to $10.5 million for the three months ended December 31, 2021 compared to $10.7 million for the three months ended December 31, 2020. The decrease was a result of a 55 basis points decrease in the net interest rate spread to 2.36% for the three months ended December 31, 2021 from 2.91% for the three months ended December 31, 2020. The net interest margin decreased 60 basis points to 2.41% for the three months ended December 31, 2021 from 3.01% for the three months ended December 31, 2020, partially offset by a $113.3 million increase in the average balance of net interest-earning assets to $684.6 million for the three months ended December 31, 2021 from $571.3 million for the three months ended December 31, 2020.

Provision for Loan Losses.  No provision for loan losses was recorded for the three months ended December 31, 2021 compared to $1.6 million for the three months ended December 31, 2020. Net charge-offs decreased to $433,000 for the three months ended December 31, 2021, compared to $1.8 million for the three months ended December 31, 2020. Non-performing assets increased as a dollar value yet decreased as a percentage of assets to $15.1 million, or 0.82% of total assets, at December 31, 2021, compared to $14.2 million, or 0.90% of total assets, at December 31, 2020. The allowance for loan losses was $22.6 million, or 2.23% of total loans outstanding, at December 31, 2021 and $23.4 million, or 2.06% of total net loans outstanding, at December 31, 2020.

Non-Interest Income.  Non-interest income decreased $774,000, or 16.4%, to $3.9 million for the three months ended December 31, 2021 from $4.7 million for the three months ended December 31, 2020. The decrease was primarily due to a decline in net gain on equity securities to $160,000 for the three months ended December 31, 2021 as compared to a net gain on equity securities of $831,000 for the three months ended December 31, 2020, as well as a decrease of $73,000 in bank fees and service charges offset, in part, by an increase of $123,000 in insurance and wealth management services. The lower net gain on equity securities during the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 was due to general equity market performance. The decrease in bank fees and service charges was primarily due to lower loan-related fee income. The increase in income attributable to our insurance and wealth management services was primarily due to favorable market conditions related to the Company’s wealth management business unit.

Non-Interest Expense.  Non-interest expense decreased $5.0 million, or 44.1%, to $6.4 million for the three months ended December 31, 2021 as compared to $11.4 million for the three months ended December 31, 2020. The decrease in non-interest expense was primarily due to the recognition of employee retention credits totaling $5.0 million as well as a $229,000 decrease in professional fees and $184,000 decrease in salaries and employee benefits expense, offset in part by a $145,000 increase in data processing costs and a $162,000 increase in net occupancy and equipment. Professional fees decreased primarily due to the recognition of insurance recoveries related to the partial reimbursement of defense costs incurred as a result of the Mann Entities matter. Salaries and employee benefits expense primarily decreased due to lower net periodic pension expense. Data processing costs increased due to an increase in online and mobile banking transaction volumes, as well as, add-on services from our core processing service provider. Net occupancy and equipment costs increased due to contractual cost increases in service contracts.

Income Tax Expense. Income tax expense increased $1.3 million to $1.8 million for the three months ended December 31, 2021 from $554,000 for the three months ended December 31, 2020, due to an increase in income before income taxes. Our effective tax rate was 22.4% for the three months ended December 31, 2021 compared to 22.6% for the three months ended December 31, 2020.

Comparison of Operating Results for the Six Months Ended December 31, 2021 and December 31, 2020

General.  Net income increased by $4.3 million, or 131.5%, to $7.6 million for the six months ended December 31, 2021 as compared to $3.3 million for the six months ended December 31, 2020. The increase was primarily due to a $5.0 million decrease in non-interest expense and a $2.1 million decrease in the provision for loan losses, partially offset by a $1.1 million decrease in non-interest income, a $303,000 decrease in net interest income and a $1.4 million increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $836,000, or 3.7%, to $21.5 million for the six months ended December 31, 2021, from $22.3 million for the six months ended December 31, 2020 primarily due to a decrease in interest income on loans, offset in part by increases in interest income on securities and interest-earning deposits and other. The decrease was the result of a 68 basis points decrease in the average yield on interest-earning assets to 2.50% for the six months ended December 31, 2021, from 3.18% for the six months ended December 31, 2020. Average interest-earning assets increased by $313.7 million from $1.40 billion for the six months ended December 31, 2020 to $1.72 billion for the six months ended December 31, 2021.

Interest income on loans decreased $1.5 million, or 6.6%, to $20.1 million for the six months ended December 31, 2021 from $21.6 million for the six months ended December 31, 2020. Interest income on loans decreased primarily due to a $94.0 million decrease in the average balance of loans to $1.04 billion for the six months ended December 31, 2021 from $1.13 billion for the six months ended December 31, 2020, partially offset by a seven basis points increase in the average yield on loans to 3.87% for the six months ended December 31, 2021 from 3.80% for the six months ended December 31, 2020. The decrease in the average balance of loans was due to commercial loan payoffs and forgiveness of customer PPP loans. The increase in the average yield on loans was primarily due to the recognition of deferred loan fee income associated with the forgiveness of customer PPP loans as well as the recognition of interest income related to certain non-accrual loans that paid off.

Interest income on securities increased $426,000, or 69.8%, to $1.0 million for the six months ended December 31, 2021 from $610,000 for the six months ended December 31, 2020. Interest income on securities increased due to a $214.1 million increase in the average balance of securities to $325.6 million for the six months ended December 31, 2021 from $111.5 million for the six months ended December 31, 2020, offset by a 46 basis points decrease in the average yield on securities to 0.63% for the six months ended December 31, 2021 from 1.09% for the six months ended December 31, 2020. The increase in the average balance of securities was due to purchases of U.S. government and agency and municipal obligation securities outpacing maturities and sales throughout fiscal year 2021 and during the six months ended December 31, 2021. The decrease in average yield on securities was due to scheduled maturities of higher yielding U.S. government and agency and municipal obligation securities, as well as, decreased market rates of interest for new securities that were purchased during the six months ended December 31, 2021.

Interest income on interest-earning deposits and other increased $170,000, or 126.9%, to $304,000 for the six months ended December 31, 2021 from $134,000 for the six months ended December 31, 2020. Interest income on interest-earning deposits increased due to an increase of $193.5 million in average balances on interest-earning deposits to $350.9 million for the six months ended December 31, 2021 from $157.4 million for the six months ended December 31, 2020.

Interest Expense.  Interest expense decreased $533,000, or 41.8%, to $741,000 for the six months ended December 31, 2021 from $1.3 million for the six months ended December 31, 2020 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a 16 basis points decrease in the average cost of interest-bearing liabilities to 0.14% for the six months ended December 31, 2021 from 0.30% for the six months ended December 31, 2020, offset in part by a $198.4 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $526,000, or 42.9%, to $701,000 for the six months ended December 31, 2021 from $1.2 million for the six months ended December 31, 2020. Interest expense on interest-bearing deposits decreased primarily due to a 16 basis points decrease in the average cost of interest-bearing deposits to 0.13% for the six months ended December 31, 2021 from 0.29% for the six months ended December 31, 2020, offset, in part, by a $198.6 million increase in the average balance of interest-bearing deposits to $1.04 billion for the six months ended December 31, 2021 from $843.7 million for the six months ended December 31, 2020. The decrease in the average cost of deposits was a result of lower market deposit rates, as well, as repricing of certificates of deposit that have matured over the last twelve months. The increase in average interest-bearing deposits was primarily due to increases in various deposit categories throughout the calendar year, centered primarily in municipal and consumer interest-bearing deposit accounts.

Net Interest Income.  Net interest income decreased $303,000, or 1.4%, to $20.7 million for the six months ended December 31, 2021 compared to $21.0 million for the six months ended December 31, 2020. The decrease was a result of a 53 basis points decrease in the net interest rate spread to 2.35% for the six months ended December 31, 2021 from 2.88% for the six months ended December 31, 2020. The net interest margin decreased 58 basis points to 2.41% for the six months ended December 31, 2021 from 2.99% for the six months ended December 31, 2020, partially offset by a $115.2 million increase in the average balance of net interest-earning assets to $670.7 million for the six months ended December 31, 2021 from $555.5 million for the six months ended December 31, 2020.

Provision for Loan Losses.  We recorded provisions for loan losses of $250,000 for the six months ended December 31, 2021 compared to $2.3 million for the six months ended December 31, 2020. Net charge-offs decreased to $871,000 for the six months ended December 31, 2021, compared to $1.8 million for the six months ended December 31, 2020. Non-performing assets increased as a dollar value yet decreased as a percentage of assets to $15.1 million, or 0.82% of total assets, at December 31, 2021, compared to $14.2 million, or 0.90% of total assets, at December 31, 2020. The allowance for loan losses was $22.6 million, or 2.23% of total loans outstanding, at December 31, 2021 and $23.4 million, or 2.06% of total net loans outstanding, at December 31, 2020.

Non-Interest Income.  Non-interest income decreased $1.1 million, or 13.3%, to $7.1 million for the six months ended December 31, 2021 from $8.3 million for the six months ended December 31, 2020. The decrease was primarily due to a decline in net gain on equity securities to $118,000 for the six months ended December 31, 2021 as compared to a net gain on equity securities of $1.4 million for the six months ended December 31, 2020, offset, in part, by an increase of $330,000 in insurance and wealth management services. The lower net gain on equity securities during the six months ended December 31, 2021 as compared to the six months ended December 31, 2020 was due to general equity market performance. The increase in income attributable to our insurance and wealth management services was primarily due to favorable market conditions related to the Company’s wealth management business unit.

Non-Interest Expense.  Non-interest expense decreased $5.0 million, or 22.1%, to $17.8 million for the six months ended December 31, 2021 as compared to $22.8 million for the six months ended December 31, 2020. The decrease in non-interest expense was primarily due to the recognition of employee retention credits totaling $5.0 million as well as a $398,000 decrease in professional fees and a $419,000 decrease in salaries and employee benefits expense, offset in part by a $310,000 increase in data processing costs, a $268,000 increase in net occupancy and equipment and a $380,000 increase in other expenses. Professional fees decreased primarily due to the recognition of insurance recoveries related to the partial reimbursement of defense costs incurred as a result of the Mann Entities matter. Salaries and employee benefits expense decreased primarily due to lower net periodic pension expense. Data processing costs increased due to an increase in online and mobile banking transaction volumes, as well as, add-on services from our core processing service provider. Net occupancy and equipment costs increased due to contractual cost increases in service contracts. The increase in other expenses was principally due to increased insurance premiums.

Income Tax Expense. Income tax expense increased $1.4 million to $2.2 million for the six months ended December 31, 2021 from $857,000 for the six months ended December 31, 2020, primarily due to an increase in income before income taxes. Our effective tax rate was 22.6% for the six months ended December 31, 2021 compared to 20.7% for the six months ended December 31, 2020.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no non-accruing troubled debt restructurings as of December 31, 2021 and June 30, 2021.

	At	At
	December 31,	June 30,
	2021	2021

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$6,099	$10,527
Commercial and industrial	24	465
Commercial construction	—	550
One- to four-family residential real estate	4,714	4,993
Home equity loans and lines of credit	1,792	2,043
Consumer	—	187
Total non-accrual loans	12,629	18,765

Accruing loans past due 90 days or more:
Commercial real estate	1,451	1,476
Commercial and industrial	278	1,525
Commercial construction	—	145
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	—	—
Consumer	27	15
Total accruing loans past due 90 days or more	1,756	3,161

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	550	—
One- to four-family residential real estate	161	365
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	711	365

Total non-performing assets	$15,096	$22,291

Total accruing troubled debt restructured loans	$2,200	$2,200

Total non-performing loans to total loans	1.42%	1.99%
Total non-performing assets to total assets	0.82%	1.24%

Non-accrual loans decreased $6.2 million to $12.6 million at December 31, 2021 from $18.8 million at June 30, 2021 primarily due to two commercial real estate loans with a combined balance of $4.1 million as of June 30, 2021 that were paid in full during the second quarter of fiscal 2022, a commercial construction loan that was transferred to real estate owned and a commercial and industrial loan charge-off of $380,000. Accruing loans past due 90 days or more decreased $1.4 million to $1.8 million at December 31, 2021 from $3.2 million at June 30, 2021 primarily due to commercial and industrial loans that were brought current as of December 31, 2021.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of December 31, 2021 and June 30, 2021.

	At	At
	December 31,	June 30,
	2021	2021

	(In thousands)
Classification of Loans:
Substandard	$60,330	$38,411
Doubtful	339	3,043
Loss	—	—
Total Classified Loans	$60,669	$41,454

Special Mention	$8,943	$34,860

Total substandard loans increased $21.9 million to $60.3 million at December 31, 2021 from $38.4 million at June 30, 2021 primarily due to the addition of two commercial real estate loan relationships in the accommodation and food service industry totaling $17.1 million and $8.0 million, offset in part by loan payoffs.

Total doubtful loans decreased $2.7 million to $339,000 at December 31, 2021 from $3.0 million at June 30, 2021 primarily due to the payoff of a $2.1 million commercial real estate loan and the charge-offs of three loans totaling $509,000.

Total special mention commercial loans decreased $26.0 million to $8.9 million at December 31, 2021 from $34.9 million at June 30, 2021 due to $8.1 million of loan migrations into the pass category and $8.0 million of loan migrations into the substandard category, as well as $11.3 million of loan payoffs, partially offset by certain loan migrations into special mention.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Six Months Ended December 31,
	2021		2020

	(Dollars in thousands)
Allowance at beginning of period	$23,259		$22,851
Provision for loan losses	250		2,300

Charge offs:
Commercial real estate	112		—
Commercial and industrial	407		1,558
Commercial construction	—		—
One- to four-family residential real estate	305		108
Home equity loans and lines of credit	40		51
Consumer	54		110
Total charge-offs	918		1,827

Recoveries:
Commercial real estate	—		—
Commercial and industrial	25		59
Commercial construction	18		—
One- to four-family residential real estate	—		—
Home equity loans and lines of credit	—		—
Consumer	4		10
Total recoveries	47		69

Net charge-offs	871		1,758

Allowance at end of period	$22,638		$23,393

Allowance to non-performing loans	157.37%		166.31%
Allowance to total loans outstanding at the end of the period	2.23%		2.06%
Net charge-offs to average loans outstanding during the period	0.08	%(1)	0.31	%(1)
(1)	Annualized.

Net charge-offs for the six months ended December 31, 2021 included the charge-off of one commercial and industrial loan totaling $380,000 that was in the specific reserve allocation as of June 30, 2021.

Loan Deferrals Related to COVID-19 Pandemic. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

As of December 31, 2021, the Company had no commercial loan COVID-19 related financial hardship payment deferrals.

In the table below, the residential mortgage, home equity loans and lines, and consumer loan portfolios are presented with loan deferrals as the result of the COVID-19 pandemic. In accordance with the CARES Act, the deferrals listed below are not considered troubled debt restructurings.  The loan portfolio balances and deferrals are as of December 31, 2021:

	Loans by Portfolio	Deferrals as of December 31, 2021
	December 31, 2021		Percentage of
	Balance	Balance	Loan Category

	(Dollars in thousands)
Residential mortgages	$274,564	$1,033	0.4%
Home equity loans and lines	77,531	49	0.1%
Consumer	24,827	—	0.0%

As of December 31, 2021, the Company had COVID-19 related financial hardship payment deferrals to its consumer borrowers totaling four loans representing $1.1 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2021, we had the ability to borrow up to $349.8 million, of which none was utilized for borrowings and $43.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At December 31, 2021, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the second quarter of fiscal 2022.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2021, cash and cash equivalents totaled $349.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $365.6 million at December 31, 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2021 totaled $62.4 million, or 3.95%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At December 31, 2021, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As of December 31, 2021, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of December 31, 2021

Tier 1 (leverage) capital	$183,080	9.80%	$74,734	4.00%	N/A	N/A	$93,417	5.00%
Risk-based capital
Common Tier 1	$183,080	17.76%	$46,392	4.50%	$72,166	7.00%	$67,011	6.50%
Tier 1	$183,080	17.76%	$61,857	6.00%	$87,630	8.50%	$82,475	8.00%
Total	$196,087	19.02%	$82,475	8.00%	$108,049	10.50%	$103,094	10.00%

As of June 30, 2021

Tier 1 (leverage) capital	$177,269	10.00%	$70,894	4.00%	N/A	N/A	$88,617	5.00%
Risk-based capital
Common Tier 1	$177,269	16.82%	$47,422	4.50%	$73,768	7.00%	$68,499	6.50%
Tier 1	$177,269	16.82%	$63,230	6.00%	$89,576	8.50%	$84,307	8.00%
Total	$190,566	18.08%	$84,307	8.00%	$110,652	10.50%	$105,383	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of December 31, 2021

Tier 1 (leverage) capital	$33,473	7.19%	$18,632	4.00%	N/A	N/A	$23,290	5.00%
Risk-based capital
Common Tier 1	$33,473	41.40%	$3,638	4.50%	$5,660	7.00%	$5,256	6.50%
Tier 1	$33,473	41.40%	$4,851	6.00%	$6,873	8.50%	$6,468	8.00%
Total	$33,473	41.40%	$6,468	8.00%	$8,490	10.50%	$8,086	10.00%

As of June 30, 2021

Tier 1 (leverage) capital	$30,966	7.53%	$16,442	4.00%	N/A	N/A	$20,553	5.00%
Risk-based capital
Common Tier 1	$30,966	37.65%	$3,702	4.50%	$5,758	7.00%	$5,347	6.50%
Tier 1	$30,966	37.65%	$4,935	6.00%	$6,992	8.50%	$6,580	8.00%
Total	$30,966	37.65%	$6,580	8.00%	$8,637	10.50%	$8,226	10.00%

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

At December 31, 2021, we had $271.4 million of commitments to originate or purchase loans, comprised of $190.9 million of commitments under commercial loans and lines of credit (including $68.8 million of unadvanced portions of commercial construction loans), $58.1 million of commitments under home equity loans and lines of credit, $14.8 million of commitments to purchase one- to four-family residential real estate loans and $7.7 million of unfunded commitments under consumer lines of credit. In addition, at December 31, 2021, the Company had $27.7 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2021, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Item 1–Consolidated Financial Statements- Note 10 – Commitments and Contingent Liabilities”.

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 (“Form 10-K”). Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth in the Form 10-K also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2021, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Date File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

February 9, 2022	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

February 9, 2022	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer