Form 10-Q
period 2022-03-31
Pioneer Bancorp, Inc./MD
filed 2022-05-11
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 10, 2022, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	March 31,	June 30,
	2022	2021
Assets
Cash and due from banks	$32,756	$24,492
Federal funds sold	3,186	180
Interest-earning deposits with banks	428,824	300,291
Cash and cash equivalents	464,766	324,963

Securities available for sale, at fair value	417,743	264,602
Securities held to maturity (fair value of $23,877 at March 31, 2022; and $10,919 at June 30, 2021)	25,009	10,878
Equity securities, at fair value	2,220	2,879
Federal Home Loan Bank of New York stock	1,153	1,215
Net loans receivable	966,792	1,081,799
Accrued interest receivable	4,391	4,046
Premises and equipment, net	37,773	38,918
Bank-owned life insurance	17,194	17,212
Goodwill	8,799	7,292
Other intangible assets, net	2,597	1,843
Other assets	25,695	40,605
Total assets	$1,974,132	$1,796,252

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$602,383	$504,888
Interest bearing deposits	1,109,031	1,026,008
Total deposits	1,711,414	1,530,896
Mortgagors’ escrow deposits	3,462	5,811
Other liabilities	22,171	21,723
Total liabilities	1,737,047	1,558,430

Commitments and contingent liabilities - See Note 10

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and June 30, 2021)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of March 31, 2022 and June 30, 2021)	260	260
Additional paid in capital	113,755	113,815
Retained earnings	148,727	140,811
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(11,427)	(11,939)
Accumulated other comprehensive loss	(14,230)	(5,125)
Total shareholders' equity	237,085	237,822
Total liabilities and shareholders' equity	$1,974,132	$1,796,252

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Interest and dividend income:
Loans	$9,312	$10,608	$29,440	$32,168
Securities	747	249	1,783	859
Interest-earning deposits with banks and other	186	83	491	217
Total interest and dividend income	10,245	10,940	31,714	33,244

Interest expense:
Deposits	326	423	1,027	1,650
Borrowings and other	13	15	53	62
Total interest expense	339	438	1,080	1,712
Net interest income	9,906	10,502	30,634	31,532
Provision for loan losses	—	1,250	250	3,550
Net interest income after provision for loan losses	9,906	9,252	30,384	27,982

Noninterest income:
Bank fees and service charges	1,516	1,671	4,776	4,934
Insurance and wealth management services	1,798	2,087	5,360	5,318
Net gain on equity securities	26	217	144	1,632
Net gain on securities transactions	—	—	4	—
Net gain on sale of loans	—	—	3	27
Net gain on disposal of assets	213	—	275	16
Other	60	108	200	406
Total noninterest income	3,613	4,083	10,762	12,333

Noninterest expense:
Salaries and employee benefits	6,531	6,741	18,994	19,623
Net occupancy and equipment	1,736	1,660	5,173	4,829
Data processing	978	922	3,057	2,690
Advertising and marketing	149	198	386	524
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	170	243	587	724
Professional fees	850	857	2,395	2,801
Litigation-related expense	1,200	—	1,200	—
Employee retention credit	—	—	(5,029)	—
Other	1,449	1,077	4,095	3,341
Total noninterest expense	13,063	11,698	30,858	34,532
Income before income taxes	456	1,637	10,288	5,783
Income tax expense	154	296	2,372	1,153
Net income	$302	$1,341	$7,916	$4,630

Net earnings per common share:
Basic	$0.01	$0.05	$0.31	$0.18
Diluted	$0.01	$0.05	$0.31	$0.18

Weighted average shares outstanding - basic and diluted	25,118,467	25,067,550	25,112,102	25,061,186

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net income	$302	$1,341	$7,916	$4,630

Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(9,974)	(298)	(12,323)	(416)
Reclassification adjustment for gains included in net income	—	—	(4)	—
	(9,974)	(298)	(12,327)	(416)
Tax benefit	(2,607)	(77)	(3,222)	(109)
	(7,367)	(221)	(9,105)	(307)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—	—	—
	—	—	—	—
Tax effect	—	—	—	—
	—	—	—	—
Total other comprehensive loss	(7,367)	(221)	(9,105)	(307)
Comprehensive (loss) income	$(7,065)	$1,120	$(1,189)	$4,323

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966
Net income	—	—	—	1,394	—	—	1,394
Other comprehensive loss	—	—	—	—	—	(72)	(72)
ESOP shares committed to be released (12,729 shares)	—	—	(60)	—	171	—	111
Balance as of September 30, 2020	25,977,679	$260	$113,903	$141,128	$(12,450)	$(17,442)	$225,399

Net income	—	—	—	1,895	—	—	1,895
Other comprehensive loss	—	—	—	—	—	(14)	(14)
ESOP shares committed to be released (12,729 shares)	—	—	(42)	—	170	—	128

Balance as of December 31, 2020	25,977,679	$260	$113,861	$143,023	$(12,280)	$(17,456)	$227,408

Net income	—	—	—	1,341	—	—	1,341
Other comprehensive loss	—	—	—	—	—	(221)	(221)
ESOP shares committed to be released (12,729 shares)	—	—	(28)	—	171	—	143

Balance as of March 31, 2021	25,977,679	$260	$113,833	$144,364	$(12,109)	$(17,677)	$228,671

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2021	25,977,679	$260	$113,815	$140,811	$(11,939)	$(5,125)	$237,822

Net income	—	—	—	1,357	—	—	1,357
Other comprehensive loss	—	—	—	—	—	(187)	(187)
ESOP shares committed to be released (12,729 shares)	—	—	(17)	—	171	—	154

Balance as of September 30, 2021	25,977,679	$260	$113,798	$142,168	$(11,768)	$(5,312)	$239,146

Net income	—	—	—	6,257	—	—	6,257
Other comprehensive loss	—	—	—	—	—	(1,551)	(1,551)
ESOP shares committed to be released (12,729 shares)	—	—	(13)	—	171	—	158

Balance as of December 31, 2021	25,977,679	$260	$113,785	$148,425	$(11,597)	$(6,863)	$244,010

Net income	—	—	—	302	—	—	302
Other comprehensive loss	—	—	—	—	—	(7,367)	(7,367)
ESOP shares committed to be released (12,729 shares)	—	—	(30)	—	170	—	140

Balance as of March 31, 2022	25,977,679	$260	$113,755	$148,727	$(11,427)	$(14,230)	$237,085

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net income	$7,916	$4,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,047	2,137
Provision for loan losses	250	3,550
Net amortization on securities	1,185	524
ESOP compensation	452	382
Loss on bank-owned life insurance	18	17
Net gain on the sale or disposal of premises and equipment and other real estate owned	(275)	(16)
Proceeds from sale of loans	108	317
Net gain on sale of loans	(3)	(27)
Net gain on equity securities	(144)	(1,632)
Net gain on sales of available for sale securities	(4)	—
Deferred tax expense (benefit)	555	(418)
Increase in accrued interest receivable	(345)	(641)
Decrease in other assets	17,211	22,900
Decrease in other liabilities	(410)	(4,490)
Net cash provided by operating activities	28,561	27,233

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	58,976	43,129
Proceeds from sales of securities available for sale	5,267	—
Purchases of securities available for sale	(230,892)	(168,467)
Proceeds from maturities and paydowns of securities held to maturity	2,982	3,397
Purchases of securities held to maturity	(17,113)	(8,377)
Proceeds from sales of equity securities	803	7,474
Net purchases (redemptions) of FHLBNY stock	63	(133)
Net decrease in loans receivable	114,102	5,790
Purchases of premises and equipment	(648)	(340)
Proceeds from sale of premises and equipment, and other real estate owned	1,190	115
Cash paid for acquisitions	(1,657)	—
Net cash used in investing activities	(66,927)	(117,412)

Cash flows from financing activities:
Net increase in deposits	180,518	264,410
Net decrease in mortgagors’ escrow deposits	(2,349)	(2,577)
Net cash provided by financing activities	178,169	261,833

Net increase in cash and cash equivalents	139,803	171,654
Cash and cash equivalents at beginning of period	324,963	156,903
Cash and cash equivalents at end of period	$464,766	$328,557

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,082	$1,722
Income taxes	$1,000	$500
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$550	$—
Acquisition contingent consideration payable	$858	$—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The interim financial data as of March 31, 2022 and for the three and nine months ended March 31, 2022 and 2021, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2022 or any other period.

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

On October 1, 2021, the Company adopted ASU 2021-10 related to guidance on “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistances”, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Current GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The amendments in this Update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. See Note 3 for disclosures related to transactions with a government that are accounted for by analogizing to a contribution model.

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

In June 2016, the FASB issued ASU 2016-13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in Update 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this Update are the same as the effective dates and transition requirements in Update 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments Credit Losses clarifying certain amendments to various provisions of ASU No. 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated results of operations, but it is expected that it will have an impact on our consolidated financial position at the date of adoption of this ASU. At this time, we have not calculated the estimated impact that this ASU will have on our allowance for loan losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. Alternative methodologies are currently being considered. Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. In March 2022, the FASB issued ASU No. 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The amendments in the accounting guidance for TDRs by creditors eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the potential impact on adoption of this ASU on our consolidated financial statements.

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

In response to the pandemic, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), in addition to providing financial assistance to both businesses and consumers, creates a forbearance program for federally-backed mortgage loans, protects borrowers from negative credit reporting due to loan accommodations related to the national emergency, and provides financial institutions the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the FASB, and provisions of the CARES Act allow modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications may include payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has worked with its customers affected by COVID-19 and accommodated a significant amount of modifications across its loan portfolios. To the extent that such modifications meet the criteria previously described, such modifications are not classified as troubled debt restructurings. Subsequent legislation extended the time period for which such modifications will not be considered troubled debt restructurings to January 1, 2022.

The extent to which the direct and indirect effects of the COVID-19 pandemic impact the Company’s operational and financial performance will depend on numerous evolving factors including but not limited to, the magnitude and duration of COVID-19, the extent to which it will impact local, national and global economic conditions including interest rates, inflation, unemployment rates, the speed of the anticipated recovery, and governmental and business reactions to the pandemic, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19, as well as, the resulting adverse effects on our customers and community, may impact the Company’s future financial condition or results of operations is uncertain and not currently estimable, however the impact could be material.

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

The Company evaluated its eligibility for the ERC in the second fiscal quarter of 2022. The Company determined it qualified for the ERC for the first quarter of calendar 2021, using the alternative quarter election, because the Company’s gross receipts decreased more than 20% for the fourth quarter of 2020 from the respective quarter in 2019, and for the second and third quarters of calendar 2021 because the Company’s gross receipts decreased more than 20% for each quarter in 2021 from each of the respective quarters of 2019, the relevant criteria for the ERC. The Company has amended certain payroll tax filings to apply for a refund for each of the first three quarters of calendar 2021. The Company cannot reasonably estimate when it will receive the refunds.

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

During the nine months ended March 31, 2022, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company has recorded an ERC grant receivable of $5.0 million in other assets in the consolidated statements of condition at March 31, 2022.

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

On March 16, 2022, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of a practice engaged in the wealth management services business in the Capital Region of New York. The Company paid $165,000 in cash and recorded $130,000 in contingent consideration payable to acquire the assets and recorded a $118,000 customer list intangible asset and goodwill in the amount of $177,000 in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date.  The above referenced acquisition was made to expand the Company’s wealth management services activities.

5.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$339,414	$1	$(12,154)	$327,261
Municipal obligations	90,109	—	(270)	89,839
Other debt securities	324	371	(52)	643
Total available for sale securities	$429,847	$372	$(12,476)	$417,743

Securities held to maturity:
Corporate debt securities	$20,000	$—	$(1,017)	$18,983
Municipal obligations	5,009	—	(115)	4,894
Total held to maturity securities	$25,009	$—	$(1,132)	$23,877

Equity securities:
Common stock	$1,040	$1,180	$—	$2,220
Total equity securities	$1,040	$1,180	$—	$2,220

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$216,155	$121	$(235)	$216,041
Municipal obligations	47,800	6	(9)	47,797
Other debt securities	424	385	(45)	764
Total available for sale securities	$264,379	$512	$(289)	$264,602

Securities held to maturity:
Corporate debt securities	$7,000	$—	$(20)	$6,980
Municipal obligations	3,878	61	—	3,939
Total held to maturity securities	$10,878	$61	$(20)	$10,919

Equity securities:
Common stock	$1,463	$1,416	$—	$2,879
Total equity securities	$1,463	$1,416	$—	$2,879

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$246,632	$(8,003)	$75,613	$(4,151)	$322,245	$(12,154)
Municipal obligations	88,883	(270)	—	—	88,883	(270)
Other debt securities	45	(1)	154	(51)	199	(52)
	$335,560	$(8,274)	$75,767	$(4,202)	$411,327	$(12,476)

Securities held to maturity:
Corporate debt securities	$18,983	$(1,017)	$—	$—	$18,983	$(1,017)
Municipal obligations	4,894	(115)	—	—	4,894	(115)
	$23,877	$(1,132)	$—	$—	$23,877	$(1,132)

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$85,518	$(235)	$—	$—	$85,518	$(235)
Municipal obligations	21,484	(9)	—	—	21,484	(9)
Other debt securities	9	(1)	165	(44)	174	(45)
	$107,011	$(245)	$165	$(44)	$107,176	$(289)

Securities held to maturity:
Corporate debt securities	$6,980	$(20)	$—	$—	$6,980	$(20)
	$6,980	$(20)	$—	$—	$6,980	$(20)

At March 31, 2022, there were 164 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

At March 31, 2022, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges during the three or nine months ended March 31, 2022. At March 31, 2022, 55 securities with an amortized cost of $255,000 and remaining par value of $1.6 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2021	$1,214

Reductions for amounts realized for securities transactions	—

Balance, March 31, 2022	$1,214

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	March 31, 2022
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$149,523	$148,892
Due after one to five years	280,000	268,208
Other debt securities	324	643
	$429,847	$417,743

Securities held to maturity:
Due in one year or less	$3,019	$2,904
Due after one to five years	1,990	1,990
Due after five to ten years	20,000	18,983
	$25,009	$23,877

During the nine months ended March 31, 2022, the Company received $5.3 million in proceeds from the sale of securities available for sale, realizing gross gains of $4,000. There were no sales of securities available for sale for the three months ended March 31, 2022. There were no sales of securities available for sale for the three and nine months ended March 31, 2021.

There were no sales of securities held to maturity for the three and nine months ended March 31, 2022 and 2021.

During the nine months ended March 31, 2022 and 2021, the Company received $803,000 and $7.5 million, respectively in proceeds from the sale of equity securities. There were no sales of equity securities for the three months ended March 31, 2022 and 2021.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021
Net gains recognized during the period on equity securities	$26	$217	$144	$1,632
Less: Net gains recognized during the period on equity securities sold during the period	—	—	17	1,190
Unrealized gains recognized during reporting period on equity securities still held at reporting date	$26	$217	$127	$442

At March 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of March 31, 2022, and June 30, 2021, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $413.3 million and $252.8 million, respectively.

6.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	March 31, 2022	June 30, 2021
Commercial:
Real estate	$465,495	$490,115
Commercial and industrial (1)	101,707	167,912
Construction	44,741	64,914
Total commercial	611,943	722,941
Residential mortgages	273,091	279,508
Home equity loans and lines	77,508	75,469
Consumer	23,793	25,568
	986,335	1,103,486
Net deferred loan costs	3,032	1,572
Allowance for loan losses	(22,575)	(23,259)
Net loans receivable	$966,792	$1,081,799
(1)	Commercial and industrial loans included Paycheck Protection Program (“PPP”) loans of $8.1 million and $51.5 million as of March 31, 2022 and June 30, 2021, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended March 31, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,650	$3,223	$1,347	$418	$22,638
Provisions charged to operations	(64)	(5)	—	69	—
Loans charged off	(10)	(49)	—	(53)	(112)
Recoveries on loans charged off	1	37	—	11	49
Allowance for loan losses at end of period	$17,577	$3,206	$1,347	$445	$22,575

	For the Three Months Ended March 31, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,074	$3,544	$1,287	$488	$23,393
Provisions charged to operations	1,579	(297)	(31)	(1)	1,250
Loans charged off	(1,597)	—	—	(50)	(1,647)
Recoveries on loans charged off	71	—	—	20	91
Allowance for loan losses at end of period	$18,127	$3,247	$1,256	$457	$23,087

	For the Nine Months Ended March 31, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,300	$3,224	$1,295	$440	$23,259
Provisions charged to operations	(238)	299	92	97	250
Loans charged off	(529)	(354)	(40)	(107)	(1,030)
Recoveries on loans charged off	44	37	—	15	96
Allowance for loan losses at end of period	$17,577	$3,206	$1,347	$445	$22,575

	For the Nine Months Ended March 31, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,570	$3,484	$1,303	$494	$22,851
Provisions charged to operations	3,582	(129)	4	93	3,550
Loans charged off	(3,155)	(108)	(51)	(160)	(3,474)
Recoveries on loans charged off	130	—	—	30	160
Allowance for loan losses at end of period	$18,127	$3,247	$1,256	$457	$23,087

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	March 31, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$211	$—	$—	$—	$211
Related to loans collectively evaluated for impairment	17,366	3,206	$1,347	$445	22,364
Ending balance	$17,577	$3,206	$1,347	$445	$22,575

Loans:
Individually evaluated for impairment	$8,904	$—	$—	$—	$8,904
Loans collectively evaluated for impairment	603,039	273,091	77,508	23,793	977,431
Ending balance	$611,943	$273,091	$77,508	$23,793	$986,335

	June 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$1,035	$—	$—	$—	$1,035
Related to loans collectively evaluated for impairment	17,265	3,224	$1,295	$440	22,224
Ending balance	$18,300	$3,224	$1,295	$440	$23,259

Loans:
Individually evaluated for impairment	$14,136	$—	$—	$—	$14,136
Loans collectively evaluated for impairment	708,805	279,508	75,469	25,568	1,089,350
Ending balance	$722,941	$279,508	$75,469	$25,568	$1,103,486

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Nine Months Ended
	March 31, 2022			March 31, 2022
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$8,379	$7,969	$—	$8,092	$74
Commercial and industrial	166	166	—	177	7
Construction	—	—	—	—	—
Subtotal	8,545	8,135	—	8,269	81
With an allowance recorded:
Commercial:
Real estate	730	730	192	738	28
Commercial and industrial	39	39	19	39	—
Construction	—	—	—	—	—
Subtotal	769	769	211	777	28
Total	$9,314	$8,904	$211	$9,046	$109

				For the Year Ended
	June 30, 2021			June 30, 2021
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$9,351	$9,248	$—	$9,219	$99
Commercial and industrial	253	249	—	274	—
Construction	1,340	550	—	1,002	—
Subtotal	10,944	10,047	—	10,495	99

With an allowance recorded:
Commercial:
Real estate	3,671	3,479	464	3,568	—
Commercial and industrial	1,464	610	571	1,118	24
Construction	—	—	—	—	—
Subtotal	5,135	4,089	1,035	4,686	24
Total	$16,079	$14,136	$1,035	$15,181	$123

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and nine months ended March 31, 2022, and the year ended June 30, 2021 was nominal.

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

The Company has implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) will be provided. Commercial, residential mortgage, home equity loans and lines, and consumer loans in deferment status will continue to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that are delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral will be reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. At March 31, 2022, the Company had COVID-19 related financial hardship payment deferrals for consumer borrowers totaling two loans representing $699,000 of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances. At March 31, 2022, the Company had no COVID-19 related financial hardship deferrals for commercial borrowers.

There were no loans modified as troubled debt restructurings during the three and nine months ended March 31, 2022, and 2021, respectively. There were no loans that had been modified as a troubled debt restricting during the twelve months prior to March 31, 2022 which have subsequently defaulted during the three or nine months ended March 31, 2022. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to March 31, 2021 which subsequently defaulted during the three or nine months ended March 31, 2021.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of the allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	March 31,		June 30,
	2022		2021
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$5,987	$3,013	$10,527	$1,476
Commercial and industrial	39	241	465	1,525
Construction	—	617	550	145
Residential mortgages	4,504	55	4,993	—
Home equity loans and lines	1,668	—	2,043	—
Consumer	—	—	187	15
	$12,198	$3,926	$18,765	$3,161

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	March 31, 2022
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5,763	$630	$3,221	$9,614	$455,881	$465,495
Commercial and industrial	1,658	—	265	1,923	99,784	101,707
Construction	3,020	—	617	3,637	41,104	44,741
Residential mortgages	229	90	1,483	1,802	271,289	273,091
Home equity loans and lines	632	142	833	1,607	75,901	77,508
Consumer	2,617	8	—	2,625	21,168	23,793
Total	$13,919	$870	$6,419	$21,208	$965,127	$986,335

	June 30, 2021
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$5,002	$5,738	$10,745	$479,370	$490,115
Commercial and industrial	—	318	1,970	2,288	165,624	167,912
Construction	—	—	695	695	64,219	64,914
Residential mortgages	673	1,345	2,049	4,067	275,441	279,508
Home equity loans and lines	193	97	1,233	1,523	73,946	75,469
Consumer	2	—	202	204	25,364	25,568
Total	$873	$6,762	$11,887	$19,522	$1,083,964	$1,103,486

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	March 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$415,056	$5,896	$44,543	$—	$465,495
Commercial and industrial	94,687	2,861	4,120	39	101,707
Construction	44,124	—	617	—	44,741
	$553,867	$8,757	$49,280	$39	$611,943

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$440,209	$25,588	$21,698	$2,620	$490,115
Commercial and industrial	149,909	9,272	8,308	423	167,912
Construction	63,747	—	1,167	—	64,914
	$653,865	$34,860	$31,173	$3,043	$722,941

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of March 31, 2022 and June 30, 2021, the Company had pledged $401.8 million and $429.7 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At March 31, 2022, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $669.0 million, consisting of $334.5 million of interest rate swaps with commercial borrowers and $334.5 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2021, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $758.4 million, consisting of $379.2 million of interest rate swaps with commercial borrowers and $379.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	March 31, 2022
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$11,250	$11,250
Less: master netting arrangements	(577)	(577)
Less: cash collateral applied	(6,550)	(4,076)
Net amount	$4,123	$6,597

	June 30, 2021
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$25,929	$25,929
Less: master netting arrangements	(610)	(610)
Less: cash collateral applied	—	(24,682)
Net amount	$25,319	$637

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At March 31, 2022, the Company had received $6.6 million and deposited $4.1 million as collateral for swap agreements with third-party counterparties. At June 30, 2021, the Company had deposited $24.7 million as collateral for swap agreements with third-party counterparties.

8.OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Loss Components	Other Comprehensive Loss				Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$—	$4	$—	Net gain on securities transactions
Tax expense	—	—	(1)	—	Income tax expense
Net of tax	—	—	3	—

Amortization of defined benefit plan items (before tax):
Net actuarial loss	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$—	$—	$3	$—

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2022:
Accumulated other comprehensive loss as of January 1, 2022	$(1,574)	(5,289)	$(6,863)
Other comprehensive loss before reclassifications	(7,367)	—	(7,367)
Accumulated other comprehensive loss as of March 31, 2022	$(8,941)	(5,289)	$(14,230)

2021:
Accumulated other comprehensive loss as of January 1, 2021	$295	(17,751)	$(17,456)
Other comprehensive loss before reclassifications	(221)	—	(221)
Accumulated other comprehensive loss as of March 31, 2021	$74	(17,751)	$(17,677)

	For the Nine Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2022:
Accumulated other comprehensive loss as of July l, 2021	$164	(5,289)	$(5,125)
Other comprehensive loss before reclassifications	(9,102)	—	(9,102)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Accumulated other comprehensive loss as of March 31, 2022	$(8,941)	$(5,289)	$(14,230)

2021:
Accumulated other comprehensive loss as of July l, 2020	381	(17,751)	(17,370)
Other comprehensive loss before reclassifications	(307)	—	(307)
Accumulated other comprehensive loss as of March 31, 2021	$74	$(17,751)	$(17,677)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2022	2021
Unrealized losses on securities:
Unrealized holdings losses arising during the period	$(2,607)	$(77)
Reclassification adjustment for gains included in net income	—	—
	(2,607)	(77)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(2,607)	$(77)

	For the Nine Months Ended
	March 31,
	2022	2021
Unrealized losses on securities:
Unrealized holdings losses arising during the period	$(3,221)	$(109)
Reclassification adjustment for gains included in net income	(1)	—
	(3,222)	(109)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(3,222)	$(109)

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

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$764	$728	$2,292	$2,184
Interest cost	514	451	1,542	1,357
Expected return on plan assets	(1,031)	(838)	(3,093)	(2,512)
Amortization of net actuarial loss	5	424	15	1,274
Net periodic pension cost	$252	$765	$756	$2,303

Contributions

For the three and nine months ended March 31, 2022 and 2021, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service cost	$9	$11	$27	$33
Interest cost	14	3	41	39
Recognized actuarial loss	—	7	—	9
Net periodic post-retirement benefit cost	$23	$21	$68	$81

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2022 was $11.9 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of March 31,
	2022	2021
Allocated	152,748	101,832
Committed to be allocated	12,729	12,729
Unallocated	852,848	903,764
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and nine months ended March 31, 2022 was $140,000 and $452,000, respectively.

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

	March 31, 2022
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$22,452	$229,391	$251,843
Standby letters of credit	—	28,538	28,538
	$22,452	$257,929	$280,381

	June 30, 2021
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$29,292	$179,767	$209,059
Standby letters of credit	—	25,011	25,011
	$29,292	$204,778	$234,070

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At March 31, 2022, approximately $23.5 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At March 31, 2022, approximately $1.2 million of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA and to the State of New York Mortgage Agency. At March 31, 2022 and June 30, 2021, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at March 31, 2022 and June 30, 2021 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At March 31, 2022 and June 30, 2021, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $1.2 million was recognized for the three and nine months ended March 31, 2022. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $51.3 million in excess of the accrued liability, if any, as of March 31, 2022. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual.  The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

Mann Entities Related Fraudulent Activity

During the first fiscal quarter of 2020 (the quarter ended September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”) had numerous accounts with the Bank. The transactions in question related both to deposit and lending activity with the Mann Entities.

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the third fiscal quarter of 2022, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the third fiscal quarter of 2022, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the nine months ended March 31, 2022 and 2021, the Bank recognized insurance recoveries in the amount of $2.9 million and $547,000, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations.

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

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court.  The complaint alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet.  Cachet’s complaint asserts causes of action against Pioneer for (1) avoidance and recovery of constructive fraudulent transfers, (2) conversion, (3) unjust enrichment, (4) money had and received, (5) violation of California Penal Code § 496(a), and (6) declaratory relief.  Cachet’s asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and seeks costs of suit and attorneys’ fees. On February 28, 2022, the Pioneer Parties filed a motion to withdraw the reference of the adversary proceeding to the Bankruptcy Court and to transfer venue of the action to the United States District Court for the Northern District of New York (the “Withdrawal/Venue Motion”). That motion currently is pending before the United States District Court for the Central District of California. By order of the Bankruptcy Court dated March 1, 2022, the Pioneer Parties’ current deadline to respond to Cachet’s complaint is the date that is the 10th calendar day after entry of a final order resolving the Withdrawal/Venue Motion.

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

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully set off approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Pioneer Parties moved to dismiss the DOJ’s complaint against them on October 1, 2020. On October 21, 2020, the DOJ filed an amended complaint, which mooted the Pioneer Parties’ motion to dismiss the DOJ’s original complaint. The amended complaint dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described above in “Mann Entities Related Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint. By order dated November 19, 2021, discovery in this matter was stayed to permit the parties to discuss a potential resolution. On March 2, 2022, the discovery stay was continued until at least June 15, 2022, when the parties are due to submit a joint status report.

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

On December 1, 2020, the Bank filed a complaint in the Supreme Court of the State of New York against Teal, Becker & Chiaramonte, CPAs, P.C. (“TBC”), Mr. Pasquale M. Scisci and Mr. Vincent Commisso (collectively, with TBC, the “TBC Parties”), alleging professional malpractice by the TBC Parties in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries (“Valuewise Entities”) for the fiscal years 2010 to 2018.  The Bank asserts that the TBC Parties were aware that the primary, if not the exclusive, reason the Valuewise Entities engaged TBC to audit their financial statements was to provide the Bank with accurate financial information that the Bank would rely on in evaluating whether to provide loans to the Valuewise Entities.  The Bank contends that, among other matters, Mr. Michael Mann used the Valuewise Entities to defraud the Bank because of the professional malpractice of the TBC Parties and that if the TBC Parties had not committed professional malpractice by issuing unqualified “clean” opinions on the financial statements of the Valuewise Entities for fiscal years 2010 to 2018, the Bank would never have continued loaning money to the Valuewise Entities. The Banks seeks to recover damages of at least $34.1 million (plus interest) sustained by it as a result of the professional malpractice of the TBC Parties.  The TBC Parties filed their answer to the Bank’s complaint on February 12, 2021. This matter has been proceeding through discovery. On February 28, 2022, the TBC Parties filed a motion to dismiss the complaint. The Bank’s opposition to that motion currently is due to be filed on or before May 23, 2022.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		March 31, 2022 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$327,261	$327,261	$—	$—
Municipal obligations	89,839	—	89,839	—
Other debt securities	643	—	643
Total debt securities	417,743	327,261	90,482	—
Equity securities	2,220	2,220	—	—
Derivative assets	4,123	—	4,123	—
Total	$424,086	$329,481	$94,605	$—

Liabilities:
Derivative liabilities	$6,597	$—	$6,597	$—
Total	$6,597	$—	$6,597	$—

		Fair Value Measurements at
		June 30, 2021 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$216,041	$216,041	$—	$—
Municipal obligations	47,797	—	47,797	—
Other debt securities	764	—	764
Total debt securities	264,602	216,041	48,561	—
Equity securities	2,879	2,879	—	—
Derivative assets	25,319	—	25,319	—
Total	$292,800	$218,920	$73,880	$—

Liabilities:
Derivative liabilities	$637	$—	$637	$—
Total	$637	$—	$637	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Impaired loans:
Commercial loans	$558	$—	$—	$558
OREO	—	—	—	—

June 30, 2021
Impaired loans:
Commercial loans	$2,675	$—	$—	$2,675
OREO	365	—	—	365

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $769,000 with a valuation allowance of $211,000 resulting in an estimated fair value of $558,000 as of March 31, 2022. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $3.7 million with a valuation allowance of $1.0 million resulting in an estimated fair value of $2.7 million as of June 30, 2021.

The Company had no other real estate owned at March 31, 2022. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $365,000 at June 30, 2021.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	March 31, 2022
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$464,766	$464,766	$464,766	$—	$—
Securities available for sale	417,743	417,743	327,261	90,482	—
Securities held to maturity	25,009	23,877	—	23,877	—
Equity securities	2,220	2,220	2,220	—	—
FHLBNY stock	1,153	1,153	—	1,153	—
Net loans receivable	966,792	944,702	—	—	944,702
Accrued interest receivable	4,391	4,391	—	4,391	—
Derivative assets	4,123	4,123	—	4,123	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,628,655	$1,628,655	$—	$1,628,655	$—
Time deposits	82,759	81,608	—	81,608	—
Mortgagors’ escrow deposits	3,462	3,462	—	3,462	—
Accrued interest payable	22	22	—	22	—
Derivative liabilities	6,597	6,597	—	6,597	—

	June 30, 2021
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$324,963	$324,963	$324,963	$—	$—
Securities available for sale	264,602	264,602	216,041	48,561	—
Securities held to maturity	10,878	10,919	—	10,919	—
Equity securities	2,879	2,879	2,879	—	—
FHLBNY stock	1,215	1,215	—	1,215	—
Net loans receivable	1,081,799	1,094,985	—	—	1,094,985
Accrued interest receivable	4,046	4,046	—	4,046	—
Derivative assets	25,319	25,319	—	25,319	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,436,020	$1,436,020	$—	$1,436,020	$—
Time deposits	94,876	95,597	—	95,597	—
Mortgagors’ escrow deposits	5,811	5,811	—	5,811	—
Accrued interest payable	24	24	—	24	—
Derivative liabilities	637	637	—	637	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three and nine months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021

	(Dollars in thousands)
Non-interest Income
In scope
Insurance services	$869	$1,254	$2,507	$2,995
Wealth management services	929	833	2,853	2,323
Service charges on deposit accounts	663	593	2,042	1,896
Card services income	719	747	2,322	2,248
Other	73	270	219	270
Non-interest income in scope	3,253	3,697	9,943	9,732

Non-interest income out of scope	360	386	819	2,601

Total non-interest income	$3,613	$4,083	$10,762	$12,333

13.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of March 31, 2022 or March 31, 2021.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2022	2021	2022	2021

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$302	1,341	$7,916	$4,630

Average number of common shares outstanding	25,977,679	25,977,679	25,977,679	25,977,679
Less: Average unallocated ESOP shares	859,212	910,129	865,577	916,493
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,118,467	25,067,550	25,112,102	25,061,186

Net earnings per common share:
Basic	$0.01	$0.05	$0.31	$0.18
Diluted	$0.01	$0.05	$0.31	$0.18

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income. Our non-interest income also includes net gains or losses on equity securities, net realized gains or losses on available for sale securities, loans or other assets and other income.

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

Litigation-related expense includes expenses related to legal proceedings, exclusive of legal fees and expenses.

Employee retention credit is the benefit recorded related to a refundable credit against certain employment taxes as described in “Recent Developments – COVID-19 Pandemic.”

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

On March 16, 2022, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of a practice engaged in the wealth management services business in the Capital Region of New York. The Company paid $165,000 in cash and recorded $130,000 in contingent consideration payable to acquire the assets and recorded a $118,000 customer list intangible asset and goodwill in the amount of $177,000 in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date.  The above referenced acquisition was made to expand the Company’s wealth management services activities.

COVID-19 Pandemic

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

Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of the COVID-19 pandemic, the Company’s management believes that it was well positioned with adequate levels of capital as of March 31, 2022. At March 31, 2022, all of the Bank’s regulatory capital ratios exceeded all well-capitalized standards. More specifically, the Bank’s Tier 1 Leverage Ratio, a common measure to evaluate a financial institution’s capital strength, was 9.61% at March 31, 2022.

The Bank participated in the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. As of March 31, 2022, the Bank’s commercial loan portfolio included 58 PPP loans totaling $8.1 million. The Bank assisted a substantial number of its PPP borrowers with forgiveness requests during the third fiscal quarter of 2022 and expects to assist the majority of its remaining PPP borrowers with forgiveness requests during the fourth fiscal quarter of 2022. As of March 31, 2022, the Bank has received forgiveness or loan payoffs related to 909 borrowers’ PPP loans for a total of $107.3 million.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. Through March 31, 2022, no specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. In relation to its consumer borrowers, as of March 31, 2022, the Company had COVID-19 related financial hardship payment deferrals totaling two loans representing $699,000 of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances. In relation to its commercial borrowers, as of March 31, 2022, the Company had no COVID-19 related financial hardship payment deferrals. Loans in deferment status will continue to accrue interest during the deferment period unless otherwise classified as nonperforming. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals will continue to be reported as current loans throughout the agreed upon deferral period and not classified as troubled-debt restructured loans. Borrowers that were delinquent in their payments to the Bank prior to requesting a COVID-19 related financial hardship payment deferral, were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. In the instances where the Bank granted a payment deferral to a delinquent borrower, the borrower’s delinquency status was frozen as of March 20, 2020, and their loans will continue to be reported as delinquent during the deferment period based on their delinquency status as of March 20, 2020. There are borrowers continuing to experience COVID-19 related financial hardships.

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

The Company evaluated its eligibility for the ERC in the second fiscal quarter of 2022. The Company determined it qualified for the ERC for the first quarter of calendar 2021, using the alternative quarter election, because the Company’s gross receipts decreased more than 20% for the fourth quarter of 2020 from the respective quarter in 2019, and for the second and third quarters of calendar 2021 because the Company’s gross receipts decreased more than 20% for each quarter in 2021 from each of the respective quarters of 2019, the relevant criteria for the ERC. The Company has amended certain payroll tax filings to apply for a refund for each of the first three quarters of calendar 2021. The Company cannot reasonably estimate when it will receive the refunds.

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

During the nine months ended March 31, 2022, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company has recorded an ERC grant receivable of $5.0 million in other assets in the consolidated statements of condition at March 31, 2022.

Mann Entities Related Fraudulent Activity

During the first fiscal quarter of 2020 (the quarter ended September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”) had numerous accounts with the Bank. The transactions in question related both to deposit and lending activity with the Mann Entities.

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the third fiscal quarter of 2022, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential monetary exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the third fiscal quarter of 2022, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the nine months ended March 31, 2022 and 2021, the Bank recognized insurance recoveries in the amount of $2.9 million and $547,000, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations. For additional details regarding legal, other proceedings and related matters, including litigation-related expense, see, “Part II, Item 1 – Legal Proceedings”.

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

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At March 31, 2022, no valuation allowance was required.

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

	For the Three Months Ended March 31,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$990,459	$9,312	3.87%	$1,125,766	$10,608	3.88%
Securities	414,199	747	0.73%	164,904	249	0.61%
Interest-earning deposits and other	368,872	186	0.20%	256,870	83	0.13%
Total interest-earning assets	1,773,530	10,245	2.36%	1,547,540	10,940	2.90%
Non-interest-earning assets	136,730			149,193
Total assets	$1,910,260			$1,696,733

Interest-bearing liabilities:
Demand deposits	$209,461	$59	0.11%	$171,360	$50	0.12%
Savings deposits	314,838	26	0.03%	277,957	31	0.05%
Money market deposits	456,442	92	0.08%	378,930	99	0.11%
Certificates of deposit	84,539	149	0.72%	98,105	243	1.01%
Total interest-bearing deposits	1,065,280	326	0.12%	926,352	423	0.19%
Borrowings and other	2,721	13	1.95%	2,431	15	2.53%
Total interest-bearing liabilities	1,068,001	339	0.13%	928,783	438	0.19%
Non-interest-bearing deposits	574,523			512,529
Other non-interest-bearing liabilities	25,489			27,701
Total liabilities	1,668,013			1,469,013
Total shareholders' equity	242,247			227,720
Total liabilities and shareholders' equity	$1,910,260			$1,696,733
Net interest income		$9,906			$10,502
Net interest rate spread (1)			2.23%			2.71%
Net interest-earning assets (2)	$705,529			$618,757
Net interest margin (3)			2.28%			2.78%
Average interest-earning assets to interest-bearing liabilities	166.06%			166.62%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Nine Months Ended March 31,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,024,253	$29,440	3.85%	$1,131,792	$32,168	3.80%
Securities	354,695	1,783	0.67%	129,039	859	0.89%
Interest-earning deposits and other	356,797	491	0.18%	190,047	217	0.15%
Total interest-earning assets	1,735,745	31,714	2.44%	1,450,878	33,244	3.06%
Non-interest-earning assets	136,860			149,475
Total assets	$1,872,605			$1,600,353

Interest-bearing liabilities:
Demand deposits	$192,057	$176	0.12%	$138,482	$123	0.12%
Savings deposits	308,346	77	0.03%	267,975	101	0.05%
Money market deposits	460,871	283	0.08%	359,432	430	0.16%
Certificates of deposit	88,523	491	0.74%	104,845	996	1.27%
Total interest-bearing deposits	1,049,797	1,027	0.13%	870,734	1,650	0.25%
Borrowings and other	3,742	53	1.89%	3,742	62	2.18%
Total interest-bearing liabilities	1,053,539	1,080	0.14%	874,476	1,712	0.26%
Non-interest-bearing deposits	558,147			476,476
Other non-interest-bearing liabilities	21,109			23,808
Total liabilities	1,632,795			1,374,760
Total shareholders' equity	239,809			225,593
Total liabilities and shareholders' equity	$1,872,604			$1,600,353
Net interest income		$30,634			$31,532
Net interest rate spread (1)			2.30%			2.80%
Net interest-earning assets (2)	$682,206			$576,402
Net interest margin (3)			2.36%			2.91%
Average interest-earning assets to interest-bearing liabilities	164.75%			165.91%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2022 vs. 2021			2022 vs. 2021
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,272)	$(24)	$(1,296)	$(3,091)	$363	$(2,728)
Securities	441	57	498	1,180	(256)	924
Interest-earning deposits and other	45	58	103	222	52	274
Total interest-earning assets	(786)	91	(695)	(1,689)	159	(1,530)

Interest-bearing liabilities:
Demand deposits	11	(2)	9	49	4	53
Savings deposits	4	(9)	(5)	14	(38)	(24)
Money market deposits	18	(25)	(7)	100	(247)	(147)
Certificates of deposit	(30)	(64)	(94)	(137)	(368)	(505)
Total interest-bearing deposits	3	(100)	(97)	26	(649)	(623)
Borrowings and other	2	(4)	(2)	—	(9)	(9)
Total interest-bearing liabilities	5	(104)	(99)	26	(658)	(632)
Change in net interest income	$(791)	$195	$(596)	$(1,715)	$817	$(898)

Comparison of Financial Condition at March 31, 2022 and June 30, 2021

Total Assets. Total assets increased $177.9 million, or 9.9%, to $1.97 billion at March 31, 2022 from $1.80 billion at June 30, 2021. The increase was due primarily to an increase of $153.1 million, or 57.9%, in securities available for sale as well as an increase of $139.8 million, or 43.0%, in cash and cash equivalents partially offset by a decrease of $115.0 million, or 10.6%, in net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents increased $139.8 million, or 43.0%, to $464.8 million at March 31, 2022 from $325.0 million at June 30, 2021. This increase was primarily a result of a net increase in deposits of $180.5 million and a net decrease in loans of $115.0 million offset by a net increase in securities available for sale of $153.1 million during the nine months ended March 31, 2022.

Securities Available for Sale. Total securities available for sale increased $153.1 million, or 57.9%, to $417.7 million at March 31, 2022 from $264.6 million at June 30, 2021. The increase was primarily due to purchases of U.S Government and agency obligations and municipal obligations during the nine months ended March 31, 2022.

Securities Held to Maturity. Total securities held to maturity increased $14.1 million, or 129.9%, to $25.0 million at March 31, 2022 from $10.9 million at June 30, 2021 primarily due to the purchases of corporate debt securities, as well as, purchases of other municipal obligations offset by scheduled maturities of municipal obligations during the nine months ended March 31, 2022.

Equity Securities. Total equity securities decreased $659,000, or 22.9%, to $2.2 million at March 31, 2022 from $2.9 million at June 30, 2021 primarily due to the sale of various securities for proceeds of $803,000 offset in part by investment gains during the nine months ended March 31, 2022.

Net Loans. Net loans of $966.8 million at March 31, 2022 decreased $115.0 million, or 10.6%, from $1.08 billion at June 30, 2021. By loan category, commercial and industrial loans decreased by $66.2 million, or 39.4%, to $101.7 million at March 31, 2022 from $167.9 million at June 30, 2021, commercial real estate loans decreased by $24.6 million, or 5.0%, to $464.5 million at March 31, 2022 from $490.1 million at June 30, 2021, commercial construction loans decreased by $20.2 million, or 31.1%, to $44.7 million at March 31, 2022 from $64.9 million at June 30, 2021, one-to four-family residential real estate loans decreased by $6.4 million, or 2.3%, to $273.1 million at March 31, 2022 from $279.5 million at June 30, 2021, and consumer loans decreased $1.8 million, or 6.9%, to $23.8 million at March 31, 2022 from $25.6 million at June 30, 2021. These decreases were marginally offset by an increase in home equity loans and lines of credit of $2.0 million, or 2.7%, to $77.5 million at March 31, 2022 from $75.5 million at June 30, 2021. The decrease in commercial and industrial loans was related to forgiveness of PPP loans which declined $43.4 million from $51.5 million at June 30, 2021 to $8.1 million at March 31, 2022, as well as, paydowns and reduced line of credit utilization during the nine months ended March 31, 2022. The decrease in commercial construction loans was related to the conversion of loans to permanent financing. The decrease in commercial real estate loans and one-to-four family residential real estate loans were both related to loan payoffs outpacing loan funding and construction conversions to permanent financing. The decrease in consumer loans was related to reduced line of credit utilization. The increase in home equity loans and lines of credit was related to loan originations outpacing amortization and prepayments. The ultimate impact that the COVID-19 pandemic will have on loan demand and our loan balances for the rest of fiscal 2022 remains uncertain at this time. Further, the longer-term implications that the COVID-19 pandemic will have on commercial loan demand continues to be uncertain.

Deposits. Total deposits increased $180.5 million, or 11.8%, to $1.71 billion at March 31, 2022 from $1.53 billion at June 30, 2021. The increase in deposits was primarily related to an increase in non-interest bearing demand accounts of $97.5 million, or 19.3%, to $602.4 million at March 31, 2022 from $504.9 million at June 30, 2021, an increase in demand accounts of $51.0 million, or 29.0%, to $226.8 million at March 31, 2022 from $175.8 million at June 30, 2021, an increase in money market accounts of $22.7 million, or 5.0%, to $477.2 million at March 31, 2022 from $454.5 million at June 30, 2021 and an increase in savings accounts of $21.4 million, or 7.1%, to $322.2 million at March 31, 2022 from $300.8 million at June 30, 2021. These increases were partially offset by a decrease in certificates of deposit of $12.1 million, or 12.8%, to $82.8 million at March 31, 2022 from $94.9 million at June 30, 2021. The increase in non-interest-bearing demand accounts, interest-bearing demand accounts and money market accounts was primarily related to growth in municipal deposits and commercial deposit relationships, of which a portion was due to seasonality. The increase in savings accounts was principally related to growth in existing consumer depositor accounts. The decrease in certificates of deposit was primarily due to the maturity of various accounts.

Total Shareholders’ Equity. Total shareholders’ equity decreased $737,000, or 0.3%, to $237.1 million at March 31, 2022 from $237.8 million at June 30, 2021 primarily as a result of an increase in unrealized holding losses on securities available for sale of $9.1 million due to the increase in interest rates, largely offset by net income of $7.9 million for the nine month period ended March 31, 2022 and increases in the unallocated common stock of the ESOP of $512,000.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

General.  Net income decreased by $1.0 million, or 77.5%, to $302,000 for the three months ended March 31, 2022 as compared to $1.3 million for the three months ended March 31, 2021. The decrease was primarily due to a $1.4 million increase in non-interest expense, a $596,000 decrease in net interest income and a $470,000 decrease in non-interest income, partially offset by a $1.3 million decrease in the provision for loan losses and a $142,000 decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $695,000, or 6.4%, to $10.2 million for the three months ended March 31, 2022, from $10.9 million for the three months ended March 31, 2021 primarily due to a decrease in interest income on loans, offset in part by increases in interest income on securities and interest-earning deposits and other. The decrease was the result of a 54 basis points decrease in the average yield on interest-earning assets to 2.36% for the three months ended March 31, 2022, from 2.90% for the three months ended March 31, 2021. Average interest-earning assets increased by $226.0 million from $1.55 billion for the three months ended March 31, 2021 to $1.77 billion for the three months ended March 31, 2022.

Interest income on loans decreased $1.3 million, or 12.2%, to $9.3 million for the three months ended March 31, 2022 from $10.6 million for the three months ended March 31, 2021. Interest income on loans decreased primarily due to a $135.3 million decrease in the average balance of loans to $990.5 million for the three months ended March 31, 2022 from $1.13 billion for the three months ended March 31, 2021, as well as a one basis point decrease in the average yield on loans to 3.87% for the three months ended March 31, 2022 from 3.88% for the three months ended March 31, 2021. The decrease in the average balance of loans was principally due to commercial loan payoffs and forgiveness of customer PPP loans.

Interest income on securities increased $498,000, or 200.0%, to $747,000 for the three months ended March 31, 2022 from $249,000 for the three months ended March 31, 2021. Interest income on securities increased due to a $249.3 million increase in the average balance of securities to $414.2 million for the three months ended March 31, 2022 from $164.9 million for the three months ended March 31, 2021, as well as a 12 basis points increase in the average yield on securities to 0.73% for the three months ended March 31, 2022 from 0.61% for the three months ended March 31, 2021. The increase in the average balance of securities was due to purchases of U.S. government and agency and municipal obligation securities outpacing maturities and sales throughout the later part of calendar year 2021 and during the three months ended March 31, 2022. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the quarter ended March 31, 2022 replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities.

Interest income on interest-earning deposits and other increased $103,000, or 124.1%, to $186,000 for the three months ended March 31, 2022 from $83,000 for the three months ended March 31, 2021. Interest income on interest-earning deposits and other increased due to a seven basis points increase in the average yield on interest-earning deposits and other to 0.20% for the three months ended March 31, 2022 from 0.13% for the three months ended March 31, 2021, as well as an increase of $112.0 million in average balances on interest-earning deposits and other to $368.9 million for the three months ended March 31, 2022 from $256.9 million for the three months ended March 31, 2021.

Interest Expense.  Interest expense decreased $99,000, or 22.6%, to $339,000 for the three months ended March 31, 2022 from $438,000 for the three months ended March 31, 2021 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a six basis points decrease in the average cost of interest-bearing liabilities to 0.13% for the three months ended March 31, 2022 from 0.19% for the three months ended March 31, 2021, offset in part by a $139.2 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $97,000, or 22.9%, to $326,000 for the three months ended March 31, 2022 from $423,000 for the three months ended March 31, 2021. Interest expense on interest-bearing deposits decreased primarily due to a seven basis points decrease in the average cost of interest-bearing deposits to 0.12% for the three months ended March 31, 2022 from 0.19% for the three months ended March 31, 2021, offset, in part, by a $138.9 million increase in the average balance of interest-bearing deposits to $1.07 billion for the three months ended March 31, 2022 from $926.4 million for the three months ended March 31, 2021. The decrease in the average cost of deposits was a result of lower market deposit rates, as well, as repricing of certificates of deposit that have matured over the last twelve months. The increase in average interest-bearing deposits was primarily due to increases in various deposit categories throughout the later part of calendar year 2021 and during the quarter ended March 31, 2022, centered primarily in municipal interest-bearing deposit accounts.

Net Interest Income.  Net interest income decreased $596,000, or 5.7%, to $9.9 million for the three months ended March 31, 2022 compared to $10.5 million for the three months ended March 31, 2021. The decrease was a result of a 48 basis points decrease in the net interest rate spread to 2.23% for the three months ended March 31, 2022 from 2.71% for the three months ended March 31, 2021. The net interest margin decreased 50 basis points to 2.28% for the three months ended March 31, 2022 from 2.78% for the three months ended March 31, 2021, partially offset by a $86.8 million increase in the average balance of net interest-earning assets to $705.5 million for the three months ended March 31, 2022 from $618.8 million for the three months ended March 31, 2021.

Provision for Loan Losses.  No provision for loan losses was recorded for the three months ended March 31, 2022 compared to $1.3 million for the three months ended March 31, 2021. Net charge-offs decreased to $63,000 for the three months ended March 31, 2022, compared to $1.6 million for the three months ended March 31, 2021. Non-performing assets decreased to $16.1 million, or 0.82% of total assets, at March 31, 2022, compared to $22.1 million, or 1.23% of total assets, at March 31, 2021 The allowance for loan losses was $22.6 million, or 2.29% of total loans outstanding, at March 31, 2022 and $23.1 million, or 1.99% of total net loans outstanding, at March 31, 2021.

Non-Interest Income.  Non-interest income decreased $470,000, or 11.5%, to $3.6 million for the three months ended March 31, 2022 from $4.1 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in insurance and wealth management services by $289,000, a decrease in bank fees and service charges by $155,000 and a decline in net gain on equity securities to $26,000 for the three months ended March 31, 2022 as compared to a net gain on equity securities of $217,000 for the three months ended March 31, 2021. The declines were offset, in part, by a $213,000 net gain on the disposal of assets. The decrease in income attributable to our insurance and wealth management services was primarily due to lower insurance services income. The lower net gain on equity securities during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to declining equity market performance. The decrease in bank fees and service charges was primarily due to lower loan-related fee income. The net gain on the disposal of assets was related to the sale of other real estate owned.

Non-Interest Expense.  Non-interest expense increased $1.4 million, or 11.7%, to $13.1 million for the three months ended March 31, 2022 as compared to $11.7 million for the three months ended March 31, 2021. The increase in non-interest expense was primarily due to the $1.2 million litigation-related expense (see Part II, Item 1 – “Legal Proceedings,” for details), as well as an increase in other non-interest expenses of $372,000, partially offset by a decrease in salaries and employee benefits expense of $210,000. Other expense increased primarily due to higher insurance premiums. Salaries and employee benefits expense primarily decreased due primarily to lower net periodic pension expense.

Income Tax Expense. Income tax expense decreased $142,000 to $154,000 for the three months ended March 31, 2022 from $296,000 for the three months ended March 31, 2021, due to a decrease in income before income taxes. Our effective tax rate was 33.8% for the three months ended March 31, 2022 compared to 18.1% for the three months ended March 31, 2021. The increase in our effective tax rate was primarily due to the increase in the New York State alternative tax on apportioned capital to 0.1875%.

Comparison of Operating Results for the Nine Months Ended March 31, 2022 and March 31, 2021

General.  Net income increased by $3.3 million, or 71.0%, to $7.9 million for the nine months ended March 31, 2022 as compared to $4.6 million for the nine months ended March 31, 2021. The increase was primarily due to a $3.7 million decrease in non-interest expense and a $3.3 million decrease in the provision for loan losses, partially offset by a $1.6 million decrease in non-interest income, a $898,000 decrease in net interest income and a $1.2 million increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $1.5 million, or 4.6%, to $31.7 million for the nine months ended March 31, 2022, from $33.2 million for the nine months ended March 31, 2021 primarily due to a decrease in interest income on loans, offset in part by increases in interest income on securities and interest-earning deposits and other. The decrease was the result of a 62 basis points decrease in the average yield on interest-earning assets to 2.44% for the nine months ended March 31, 2022, from 3.06% for the nine months ended March 31, 2021. Average interest-earning assets increased by $284.9 million from $1.45 billion for the nine months ended March 31, 2021 to $1.74 billion for the nine months ended March 31, 2022.

Interest income on loans decreased $2.7 million, or 8.5%, to $29.4 million for the nine months ended March 31, 2022 from $32.2 million for the nine months ended March 31, 2021. Interest income on loans decreased primarily due to a $107.5 million decrease in the average balance of loans to $1.02 billion for the nine months ended March 31, 2022 from $1.13 billion for the nine months ended March 31, 2021, partially offset by a five basis points increase in the average yield on loans to 3.85% for the nine months ended March 31, 2022 from 3.80% for the nine months ended March 31, 2021. The decrease in the average balance of loans was due to commercial loan payoffs and forgiveness of customer PPP loans. The increase in the average yield on loans was primarily due to the recognition of deferred loan fee income associated with the forgiveness of customer PPP loans as well as the recognition of interest income related to certain non-accrual loans that paid off.

Interest income on securities increased $924,000, or 107.6%, to $1.8 million for the nine months ended March 31, 2022 from $859,000 for the nine months ended March 31, 2021. Interest income on securities increased due to a $225.7 million increase in the average balance of securities to $354.7 million for the nine months ended March 31, 2022 from $129.0 million for the nine months ended March 31, 2021, partially offset by a 22 basis points decrease in the average yield on securities to 0.67% for the nine months ended March 31, 2022 from 0.89% for the nine months ended March 31, 2021. The increase in the average balance of securities was due to purchases of U.S. government and agency and municipal obligation securities outpacing maturities and sales during the nine months ended March 31, 2022 as compared to the same period in the previous year. The decrease in average yield on securities was due to scheduled maturities of higher yielding U.S. government and agency and municipal obligation securities, as well as, decreased market rates of interest for new securities that were purchased during the majority of the nine months ended March 31, 2022.

Interest income on interest-earning deposits and other increased $274,000, or 126.3%, to $491,000 for the nine months ended March 31, 2022 from $217,000 for the nine months ended March 31, 2021. Interest income on interest-earning deposits and other increased due to an increase of $166.8 million in average balances on interest-earning deposits and other to $356.8 million for the nine months ended March 31, 2022 from $190.0 million for the nine months ended March 31, 2021.

Interest Expense.  Interest expense decreased $632,000, or 36.9%, to $1.1 million for the nine months ended March 31, 2022 from $1.7 million for the nine months ended March 31, 2021 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a 12 basis points decrease in the average cost of interest-bearing liabilities to 0.14% for the nine months ended March 31, 2022 from 0.26% for the nine months ended March 31, 2021, offset in part by a $179.1 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $623,000, or 37.8%, to $1.0 million for the nine months ended March 31, 2022 from $1.7 million for the nine months ended March 31, 2021. Interest expense on interest-bearing deposits decreased primarily due to a 12 basis points decrease in the average cost of interest-bearing deposits to 0.13% for the nine months ended March 31, 2022 from 0.25% for the nine months ended March 31, 2021, offset, in part, by a $179.0 million increase in the average balance of interest-bearing deposits to $1.05 billion for the nine months ended March 31, 2022 from $870.7 million for the nine months ended March 31, 2021. The decrease in the average cost of deposits was a result of lower market deposit rates, as well, as repricing of certificates of deposit that have matured over the last twelve months. The increase in average interest-bearing deposits was primarily due to increases in various deposit categories during the nine months ended March 31, 2022 as compared to the same period in the previous year, centered primarily in municipal and consumer interest-bearing deposit accounts.

Net Interest Income.  Net interest income decreased $898,000, or 2.8%, to $30.6 million for the nine months ended March 31, 2022 compared to $31.5 million for the nine months ended March 31, 2021. The decrease was a result of a 50 basis points decrease in the net interest rate spread to 2.30% for the nine months ended March 31, 2022 from 2.80% for the nine months ended March 31, 2021. The net interest margin decreased 55 basis points to 2.36% for the nine months ended March 31, 2022 from 2.91% for the nine months ended March 31, 2021, partially offset by a $105.8 million increase in the average balance of net interest-earning assets to $682.2 million for the nine months ended March 31, 2022 from $576.4 million for the nine months ended March 31, 2021.

Provision for Loan Losses.  We recorded provisions for loan losses of $250,000 for the nine months ended March 31, 2022 compared to $3.6 million for the nine months ended March 31, 2021. Net charge-offs decreased to $934,000 for the nine months ended March 31, 2022, compared to $3.3 million for the nine months ended March 31, 2021. Non-performing assets decreased to $16.1 million, or 0.82% of total assets, at March 31, 2022, compared to $22.1 million, or 1.23% of total assets, at March 31, 2021 The allowance for loan losses was $22.6 million, or 2.29% of total loans outstanding, at March 31, 2022 and $23.1 million, or 1.99% of total net loans outstanding, at March 31, 2021.

Non-Interest Income.  Non-interest income decreased $1.6 million, or 12.7%, to $10.8 million for the nine months ended March 31, 2022 from $12.3 million for the nine months ended March 31, 2021. The decrease was primarily due to a decline in net gain on equity securities to $144,000 for the nine months ended March 31, 2022 as compared to a net gain on equity securities of $1.6 million for the nine months ended March 31, 2021 and a decrease in bank fees and service charges by $158,000, offset, in part, by an increase in net gains on disposal of assets of $259,000. The lower net gain on equity securities during the nine months ended March 31, 2022 as compared to the nine months ended March 31, 2021 was due to declining equity market performance. The decrease in bank fees and service charges was primarily due to lower loan-related fee income. The net gain on the disposal of assets was related to the sale of other real estate owned.

Non-Interest Expense.  Non-interest expense decreased $3.7 million, or 10.6%, to $30.9 million for the nine months ended March 31, 2022 as compared to $34.5 million for the nine months ended March 31, 2021. The decrease in non-interest expense was primarily due to the recognition of employee retention credits totaling $5.0 million as well as a $629,000 decrease in salaries and employee benefits expense and a $406,000 decrease in professional fees, offset in part by the $1.2 million litigation-related expense (see Part II, Item 1 – “Legal Proceedings,” for details), a $367,000 increase in data processing costs, a $344,000 increase in net occupancy and equipment and a $754,000 increase in other expenses. Salaries and employee benefits expense decreased primarily due to lower net periodic pension expense. Professional fees decreased primarily due to the recognition of insurance recoveries related to the partial reimbursement of defense costs incurred as a result of the Mann Entities matter. Data processing costs increased due to an increase in online and mobile banking transaction volumes, as well as, add-on services from our core processing service provider. Net occupancy and equipment costs increased due to contractual cost increases in service contracts. The increase in other expenses was principally due to increased insurance premiums.

Income Tax Expense. Income tax expense increased $1.2 million to $2.4 million for the nine months ended March 31, 2022 from $1.2 million for the nine months ended March 31, 2021, primarily due to an increase in income before income taxes. Our effective tax rate was 23.1% for the nine months ended March 31, 2022 compared to 19.9% for the nine months ended March 31, 2021. The increase in our effective tax rate was primarily due to the increase in the New York State alternative tax on apportioned capital to 0.1875%.

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

Pursuant to the CARES Act and as further modified by the 2021 Appropriations Act, financial institutions have the option to temporarily suspend certain requirements under GAAP related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and January 1,2022. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Bank elected to adopt these provisions of the CARES Act.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no non-accruing troubled debt restructurings as of March 31, 2022 and June 30, 2021.

	At	At
	March 31,	June 30,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$5,987	$10,527
Commercial and industrial	39	465
Commercial construction	—	550
One- to four-family residential real estate	4,504	4,993
Home equity loans and lines of credit	1,668	2,043
Consumer	—	187
Total non-accrual loans	12,198	18,765

Accruing loans past due 90 days or more:
Commercial real estate	3,013	1,476
Commercial and industrial	241	1,525
Commercial construction	617	145
One- to four-family residential real estate	55	—
Home equity loans and lines of credit	—	—
Consumer	—	15
Total accruing loans past due 90 days or more	3,926	3,161

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	—	365
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	365

Total non-performing assets	$16,124	$22,291

Total accruing troubled debt restructured loans	$2,191	$2,200

Total non-performing loans to total loans	1.63%	1.99%
Total non-performing assets to total assets	0.82%	1.24%

Non-accrual loans decreased $6.6 million to $12.2 million at March 31, 2022 from $18.8 million at June 30, 2021 primarily due to two commercial real estate loans with a combined balance of $4.1 million as of June 30, 2021 that were paid in full during the second quarter of fiscal 2022, a commercial construction loan of $550,000 that was transferred to real estate owned and a commercial and industrial loan charge-off of $380,000. Accruing loans past due 90 days or more increased $765,000 to $3.9 million at March 31, 2022 from $3.2 million at June 30, 2021 primarily due to commercial real estate loans that became 90 days or more past due at March 31, 2022, largely offset by commercial and industrial loans that were brought current as of March 31, 2022.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of March 31, 2022 and June 30, 2021.

	At	At
	March 31,	June 30,
	2022	2021

	(In thousands)
Classification of Loans:
Substandard	$55,507	$38,411
Doubtful	39	3,043
Loss	—	—
Total Classified Loans	$55,546	$41,454

Special Mention	$8,757	$34,860

Total substandard loans increased $17.1 million to $55.5 million at March 31, 2022 from $38.4 million at June 30, 2021 primarily due to the addition of two commercial real estate loan relationships in the accommodation and food service industry totaling $17.1 million and $8.0 million, offset in part by loan payoffs.

Total doubtful loans decreased $3.0 million to $39,000 at March 31, 2022 from $3.0 million at June 30, 2021 primarily due to the payoff of a $2.1 million commercial real estate loan, the charge-offs of three loans totaling $509,000 and the upgrade of one commercial real estate loan relationship to the substandard category.

Total special mention commercial loans decreased $26.1 million to $8.8 million at March 31, 2022 from $34.9 million at June 30, 2021 due to $8.1 million of loan migrations into the pass category and $8.0 million of loan migrations into the substandard category, as well as $11.3 million of loan payoffs, partially offset by certain loan migrations into special mention.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Nine Months Ended March 31,
	2022		2021

	(Dollars in thousands)
Allowance at beginning of period	$23,259		$22,851
Provision for loan losses	250		3,550

Charge offs:
Commercial real estate	112		—
Commercial and industrial	417		2,386
Commercial construction	—		769
One- to four-family residential real estate	354		108
Home equity loans and lines of credit	40		51
Consumer	107		160
Total charge-offs	1,030		3,474

Recoveries:
Commercial real estate	—		—
Commercial and industrial	26		130
Commercial construction	18		—
One- to four-family residential real estate	37		—
Home equity loans and lines of credit	—		—
Consumer	15		30
Total recoveries	96		160

Net charge-offs	934		3,314

Allowance at end of period	$22,575		$23,087

Allowance to non-performing loans	140.01%		105.30%
Allowance to total loans outstanding at the end of the period	2.29%		1.99%
Net charge-offs to average loans outstanding during the period	0.12	%(1)	0.39	%(1)
(1)	Annualized.

Net charge-offs for the nine months ended March 31, 2022 included the charge-off of one commercial and industrial loan totaling $380,000 that was in the specific reserve allocation as of June 30, 2021.

Loan Deferrals Related to COVID-19 Pandemic. The direct and indirect effects of the COVID-19 pandemic have resulted in dramatic reductions in the level of economic activity in the Company’s market area, as well as in the national and global economies and financial markets, and have severely hampered the ability for certain businesses and consumers to meet their current repayment obligations.

As of March 31, 2022, the Company had no commercial loan COVID-19 related financial hardship payment deferrals. As of March 31, 2022, the Company had COVID-19 related financial hardship payment deferrals to its consumer borrowers totaling two loans representing $699,000 of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances. There are borrowers continuing to experience COVID-19 related financial hardships.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At March 31, 2022, we had the ability to borrow up to $338.7 million, of which none was utilized for borrowings and $102.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2022, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the third quarter of fiscal 2022.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2022.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2022, cash and cash equivalents totaled $464.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $417.7 million at March 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2022 totaled $56.8 million, or 3.32%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At March 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio as of March 31, 2022.

As of March 31, 2022, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of March 31, 2022

Tier 1 (leverage) capital	$183,306	9.61%	$76,336	4.00%	N/A	N/A	$95,420	5.00%
Risk-based capital
Common Tier 1	$183,306	18.36%	$44,924	4.50%	$69,881	7.00%	$64,890	6.50%
Tier 1	$183,306	18.36%	$59,898	6.00%	$84,856	8.50%	$79,864	8.00%
Total	$195,909	19.62%	$79,864	8.00%	$104,822	10.50%	$99,830	10.00%

As of June 30, 2021

Tier 1 (leverage) capital	$177,269	10.00%	$70,894	4.00%	N/A	N/A	$88,617	5.00%
Risk-based capital
Common Tier 1	$177,269	16.82%	$47,422	4.50%	$73,768	7.00%	$68,499	6.50%
Tier 1	$177,269	16.82%	$63,230	6.00%	$89,576	8.50%	$84,307	8.00%
Total	$190,566	18.08%	$84,307	8.00%	$110,652	10.50%	$105,383	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of March 31, 2022

Tier 1 (leverage) capital	$33,743	6.60%	$20,441	4.00%	N/A	N/A	$25,551	5.00%
Risk-based capital
Common Tier 1	$33,743	32.01%	$4,743	4.50%	$7,378	7.00%	$6,851	6.50%
Tier 1	$33,743	32.01%	$6,324	6.00%	$8,959	8.50%	$8,432	8.00%
Total	$33,743	32.01%	$8,432	8.00%	$11,067	10.50%	$10,540	10.00%

As of June 30, 2021

Tier 1 (leverage) capital	$30,966	7.53%	$16,442	4.00%	N/A	N/A	$20,553	5.00%
Risk-based capital
Common Tier 1	$30,966	37.65%	$3,702	4.50%	$5,758	7.00%	$5,347	6.50%
Tier 1	$30,966	37.65%	$4,935	6.00%	$6,992	8.50%	$6,580	8.00%
Total	$30,966	37.65%	$6,580	8.00%	$8,637	10.50%	$8,226	10.00%

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

At March 31, 2022, we had $251.8 million of commitments to originate or purchase loans, comprised of $171.9 million of commitments under commercial loans and lines of credit (including $49.5 million of unadvanced portions of commercial construction loans), $58.1 million of commitments under home equity loans and lines of credit, $14.3 million of commitments to purchase one- to four-family residential real estate loans and $7.6 million of unfunded commitments under consumer lines of credit. In addition, at March 31, 2022, the Company had $28.5 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2022, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the third quarter of the fiscal year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Item 1–Consolidated Financial Statements- Note 10 – Commitments and Contingent Liabilities.”

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
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and nine months ended March 31, 2022, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Date File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

May 11, 2022	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

May 11, 2022	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer