Form 10-K
period 2022-06-30
Pioneer Bancorp, Inc./MD
filed 2022-09-23
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number: 001-38991

Pioneer Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	83-4274253
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

652 Albany Shaker Road, Albany New York	12211
(Address of principal executive offices)	(Zip code)

(518) 730-3025

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	PBFS	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $11.32 as of December 31, 2021 was $120.7 million.

As of September 22, 2022 there were 25,977,679 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, the “Company” refers to Pioneer Bancorp, Inc., Pioneer Bank and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant Pioneer Bancorp, Inc.

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

In addition, the factors described under Critical Accounting Policies and Estimates in Part II, Item 7, and Risk Factors in Part I, Item 1A, as well as other possible factors not listed, could cause actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in portfolio or sold in the secondary market;
●	risks related to the variety of litigation and other proceedings described in the “Legal Proceedings” section;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	risks and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in cost of legal expenses, including defending against significant litigation;
●	risks and uncertainties related to the restatement of certain of our historical consolidated financial statements;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

Pioneer Bancorp, Inc.

The Company is a Maryland corporation organized in March 2019 and operates principally through its wholly-owned subsidiary, Pioneer Bank (the “Bank”), a New York state chartered savings bank that was first chartered in 1889. On July 17, 2019, the Company became the holding company for the Bank, when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company sold 11,170,402 shares of common stock at a price of $10.00 per share to depositors of the Bank for net proceeds of $109.1 million, issued 14,287,723 shares of common stock to Pioneer Bancorp, MHC and contributed 519,554 shares of common stock to the Pioneer Bank Charitable Foundation. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “PBFS”.

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

Pioneer Bank

General

The Bank operates 22 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties in New York. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate commercial real estate loans, commercial and industrial loans, commercial construction loans and home equity loans and lines of credit and, to a lesser extent, consumer loans. Since January 2016, all of our one- to four-family residential real estate loans have been purchases through our relationship with Homestead Funding Corp., an unaffiliated mortgage banking company. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations and Federal Home Loan Bank of New York stock. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts. Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, Pioneer Commercial Bank. The Bank also sells commercial and consumer insurance products and employee benefit products and services through Anchor Agency, Inc., its insurance agency subsidiary, and provides wealth management services through its subsidiary, Pioneer Financial Services, Inc.

At June 30, 2022, we had consolidated total assets of $2.0 billion, total deposits of $1.7 billion and shareholders’ equity of $242.6 million. The Bank is subject to comprehensive regulation and examination by the NYSDFS and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.pioneerny.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Primary Market Area and Customers

Our primary market area encompasses Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties where our offices are located, and their contiguous counties, which are located in the Capital Region of New York (the “Capital Region”) and include the cities of Albany, the capital of New York, Schenectady and Troy. The Capital Region has a diversified economy and representative industries include educational services, technology and health care, along with a strong state government workforce. Large employers in the Capital Region include General Electric, Regeneron Pharmaceuticals, Inc., GlobalFoundries, the Golub Corporation, St. Peter’s Health Partners, Albany Medical Center, the Rensselaer Polytechnic Institute and the State of New York.

The total population in our primary market area in 2022 is approximately 1.0 million, as estimated by Claritas, which provides demographic data based on U.S. Census and other data sources. Of the six counties in our market area, Saratoga County has the highest level of median household income, estimated at $96,519 in 2022 and projected to grow nearly 11.2% through 2027, and Greene County has the lowest median household income, estimated at $59,309 in 2022 and projected to grow 6.7% through 2026, compared to the 2022 estimated median household income of $79,747 and $72,191 for New York and the United States as a whole, respectively.

As of June 30, 2022, unemployment rates, according to the New York State Department of Labor, were 3.0% for Albany County, 3.3% for Greene County, 3.0% for Rensselaer County, 2.6% for Saratoga County, 3.3% for Schenectady County and 3.0% for Warren County. As of June 30, 2022, the unemployment rates for the United States, New York State and the Capital Region of New York were 3.6%, 4.4% and 3.0%, respectively.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2022 (the latest date for which information is available), we had 3.23% of the FDIC insured deposit market share in Albany County among the 21 institutions with offices in the county, 20.83% of the FDIC insured deposit market share in Rensselaer County among the 11 institutions with offices in the county, 3.35% of the FDIC insured deposit market share in Saratoga County among the 17 institutions with offices in the county, 1.11% of the FDIC insured deposit market share in Greene County among the seven institutions with offices in the county, 4.85% of the FDIC insured deposit market share in Schenectady County among the 13 institutions with offices in the county and 0.36% of the FDIC insured deposit market share in Warren County among the 10 institutions with offices in the county. In all six counties, either New York City money center banks (e.g. JP Morgan Chase and Bank of America) or large regional banks (e.g., Key Bank, Citizens Bank, M&T Bank and TD Bank) have a large presence.

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

Lending Activities

General. Our principal lending activity has been originating commercial real estate loans (including multi-family real estate loans), commercial and industrial loans, commercial construction loans and home equity loans and lines of credit. Beginning in January 2016, we entered into a strategic partnership with Homestead Funding Corp., a mortgage banking company, to outsource our residential mortgage loan originations, underwriting and closing processes. Through this partnership, we refer our customers to Homestead Funding Corp. and then we decide whether we want to purchase the one- to four-family residential real estate loans originated by the mortgage banking company for our portfolio.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2022		2021
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Commercial real estate	$453,549	45.3%	$490,115	44.5%
Commercial and industrial	103,197	10.3%	167,912	15.2%
Commercial construction(1)	71,101	7.1%	64,914	5.9%
One-to four-family residential real estate	270,268	27.0%	279,508	25.3%
Home equity loans and lines of credit	81,238	8.1%	75,469	6.8%
Consumer	22,294	2.2%	25,568	2.3%
Total loans receivable	1,001,647	100.0%	1,103,486	100.0%
Less:
Net deferred loan costs	3,443		1,572
Allowance for losses	(22,524)		(23,259)
Total loans receivable, net	$982,566		$1,081,799
(1)	Represents amounts disbursed at June 30, 2022 and 2021. The undrawn amounts of the commercial construction loans totaled $57.2 million and $16.1 million at June 30, 2022 and 2021, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2022, amounts due in:
	One year	More than one	More than five	More than
	or less	to five years	to 15 years	15 years	Total

	(In thousands)
Commercial:
Commercial real estate	$30,378	$127,011	$294,875	$1,285	$453,549
Commercial and industrial	59,365	28,826	15,006	—	103,197
Commercial construction (1)	6,580	54,355	10,166	—	71,101
One- to four-family residential real estate	57	5,018	48,541	216,652	270,268
Home equity loans and lines of credit	29	2,736	26,165	52,308	81,238
Consumer	15,390	6,463	351	90	22,294
Total	$111,799	$224,409	$395,104	$270,335	$1,001,647
(1)	Includes commercial construction loans that convert to commercial real estate loans upon completion of the construction phase.

The following table sets forth our fixed and adjustable-rate loans at June 30, 2022 that are contractually due after June 30, 2023.

	Due After June 30, 2023
	Fixed	Adjustable	Total

	(In thousands)
Commercial:
Commercial real estate	$33,273	$389,898	$423,171
Commercial and industrial	19,339	24,493	43,832
Commercial construction	7,047	57,474	64,521
One- to four-family residential real estate	248,225	21,986	270,211
Home equity loans and lines of credit	50,023	31,186	81,209
Consumer	6,855	49	6,904
Total loans	$364,762	$525,086	$889,848

Commercial Real Estate Loans. At June 30, 2022, we had $453.5 million in commercial real estate loans, representing 45.3% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties, substantially all of which are located in our primary market area. At June 30, 2022, multi-family residential real estate loans, which are described below, totaled $103.5 million. Excluding multi-family loans, $91.2 million of our commercial real estate portfolio was owner-occupied real estate and $258.8 million was secured by income producing, or non-owner-occupied real estate.

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

At June 30, 2022, multi-family real estate loans, which we consider a sub-category of commercial real estate loans, totaled $103.5 million, or 22.8% of our commercial real estate loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units within our market area. We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally of up to 25 years (or 30 years if the age of the collateral is less than 10 years old), which may include balloon payments. Interest rates and payments on our adjustable-rate loans adjust generally every five years and generally are indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin.

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

Commercial and Industrial Loans. We originate commercial loans and lines of credit to a variety of small and medium sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At June 30, 2022, commercial and industrial loans totaled $103.2 million, or 10.3% of our total loan portfolio. Customers for these loans include professional businesses, family-owned businesses and not for profit businesses. As part of our relationship-driven focus, we generally require our commercial borrowers to maintain a deposit account with us, which improves our interest rate spread, margin and overall profitability.

Commercial lending products include revolving lines of credit and term loans. Our commercial lines of credit are typically made with adjustable interest rates, indexed to either the Secured Overnight Financing Rate (“SOFR”), London Interbank Offered Rate (“LIBOR”) or The Wall Street Journal Prime Rate, plus a margin, and we can demand repayment of the borrowed amount due at any time. Term loans are generally made with fixed interest rates, indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin, and are for terms up to 10 years. We focus our efforts on experienced, growing small- to medium-sized, privately-held companies with solid operating history and projected cash flow that operate in our market area.

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

Commercial and industrial loans also include loans originated under the Paycheck Protection Program (“PPP”), a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the U.S. Small Business Administration (“SBA”). The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The program was instituted in response to the COVID-19 pandemic and ended May 31, 2021. The Bank is now working with its remaining PPP borrowers on the forgiveness phase of the program. As of June 30, 2022, the Bank’s commercial loan portfolio included 15 PPP loans totaling $1.8 million. This compares to 381 PPP loans totaling $51.5 million at June 30, 2021.

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

Commercial Construction Loans. We originate loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to fund infrastructure improvements. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At June 30, 2022, commercial construction loans totaled $71.1 million, or 7.1% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $57.2 million at June 30, 2022.

Our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually 12 to 24 months. The interest rate is generally a variable rate based on an index rate, typically The Wall Street Journal Prime Rate, SOFR or LIBOR, plus a margin. At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full. However, our construction loans for the construction of one- to four-family residential developments do not convert to permanent residential real estate loans. Loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2022, $270.3 million, or 27.0%, of our total loan portfolio consisted of one- to four-family residential real estate loans (residential mortgages). Given our strategic partnership with Homestead Funding Corp., we do not process this type of loan in-house; instead, residential mortgage loans are processed through Homestead Funding Corp. The Bank has no ownership interest in this company or any common employees or directors. Homestead Funding Corp.’s staff receives the loan referral from us and then handles the underwriting, processing and closing of the loan. One- to four-family residential real estate loans are funded by Homestead Funding Corp. with an option for the Bank to purchase the loan upon funding. Through our relationship with Homestead Funding Corp., we can assist applicants in obtaining financing from the mortgage banking company, but we are not required to commit to purchase or portfolio any loan originated by Homestead Funding Corp. The decision whether to acquire each loan is made at the time the borrower’s application is submitted to Homestead Funding Corp. and must generally comply with underwriting guidelines that we have approved. However, the Bank normally purchases such loans so long as they meet our underwriting standards. We may also purchase one- to four-family residential real estate loans from Homestead Funding Corp. to customers who were not referred to the mortgage banking company by the Bank.

For each purchased loan, we generally pay a fixed aggregate fee to Homestead Funding Corp. of 1.75% of the loan balance. This fixed aggregate fee is paid by us regardless of whether the loan was originated by the mortgage banking company directly or was due to our customer referral. We receive no fee for referring a customer to Homestead Funding Corp. For the year ended June 30, 2022, we purchased for our portfolio $37.2 million of loans originated through Homestead Funding Corp. As part of purchasing the loans, we typically acquire the servicing rights to the loans in order to best assist the customer relationship. The purchased loans are acquired from Homestead Funding Corp. without recourse or any right against the mortgage banking company to require the loans to be repurchased from us. The fixed aggregate fee we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed-rate single-family mortgage loans, as well as adjustable-rate single-family loans, with maturities up to 30 years. At June 30, 2022, our one- to four-family residential real estate loans consisted of $248.3 million of fixed-rate loans and $22.0 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area and many are underwritten according to Fannie Mae guidelines. We refer to loans that conform to the Fannie Mae guidelines as “conforming loans.”  We also purchase for our portfolio loans above the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at June 30, 2022 was $647,200 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At June 30, 2022, we had $46.6 million in jumbo loans.

Our purchased loans generally adhere to the following guidelines: (1) the loan is an owner-occupied one- to four-family residential real estate loan; (2) the loan does not provide for negative amortization of principal, such as “Option Arm” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan; (3) the loan is not an “interest only” mortgage loan; (4) the maximum loan term is 30 years; (5) the loan has a loan-to-value ratio up to a maximum of 90%, provided, however, that the loan-to-value ratio may exceed 90% as long as the borrower obtains private mortgage insurance; and (6) the borrower has a maximum debt-to-income ratio of 45%. We may, at our discretion, decide not to purchase a loan based on the debt-to-income ratio of the borrower, the appraisal or any other information that is obtained in originating the loan. We do not purchase any “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Our purchased adjustable-rate residential real estate loans have interest rates that are fixed for an initial period ranging from one to ten years. After the initial fixed period, the interest rate on adjustable-rate residential real estate loans is generally reset every six or twelve months based upon a contractual spread or margin above the average yield on U.S. Treasury securities, SOFR, or LIBOR, subject to periodic and lifetime limitations on interest rate changes. All of our adjustable-rate residential real estate loans with initial fixed-rate periods of one, five, seven or ten years have initial and periodic caps of 2% to 5% on interest rate changes, with a current cap of 5% over the life of the loan.

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied, one- to four-family residences. At June 30, 2022, outstanding home equity loans and equity lines of credit totaled $81.2 million, or 8.1% of total loans outstanding. At June 30, 2022, the unadvanced portion of home equity lines of credit totaled $57.9 million.

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

Home equity loans and lines of credit secured by junior mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. At June 30, 2022, $28.9 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans primarily consist of personal loans to the owners of certain commercial businesses who have commercial loans with us, and to a lesser extent, loans on automobiles and overdraft accounts. At June 30, 2022, consumer loans were $22.3 million, or 2.2% of our total loan portfolio.

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

We generally do not purchase whole loans from third parties other than the one- to four-family residential real estate loans described above. However, we sell participations in loans to other financial institutions in which we generally act as the lead lender. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan. We primarily participate in commercial real estate loans (including multi-family real estate loans), commercial and industrial loans and commercial construction loans. From time to time, we may purchase participation interests in loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At June 30, 2022, the outstanding balances of our loan participations where we are not the lead lender totaled $29.2 million, of which $26.5 million were commercial or multi-family real estate loans and $2.7 million were commercial and industrial loans.

Loan Approval Procedures and Authority

Pursuant to New York Banking Law, the aggregate amount of loans that the Bank is permitted to make to any one borrower, or a group of related borrowers is generally limited to 15% of the Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At June 30, 2022, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $29.6 million. On the same date, the Bank had no borrower with outstanding balances in excess of this amount.

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

Purchases of residential real estate loans up to $750,000 from Homestead Funding Corp. must be approved by one of the following officers: the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Administrative Officer, Bank Operations Vice President or the Consumer Lending Officer. Purchases of residential real estate loans greater than $750,000 must be approved by our board loan committee, which is comprised of all of the members of the board of directors.

For commercial loans, loans in excess of the commercial officers’ lending limits require approval from our staff loan committee, which is comprised of the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Banking Officer, Credit Administration Vice President, and Commercial Senior Vice Presidents. The staff loan committee can approve individual loans of up to prescribed limits, depending on the type of the loan. Loans in excess of the staff loan committee’s loan approval authority require the approval of our board of directors. Specifically, commercial real estate loans in excess of $6.0 million, commercial lines of credit in excess of $2.0 million and commercial loans with a new customer relationship in excess of $1.0 million must be approved by our board of directors.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2022			2021
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$5	$273	$818	$5	$5,002	$5,738
Commercial and industrial	—	97	402	—	318	1,970
Commercial construction	—	—	—	—	—	695
One- to four-family residential real estate	398	563	1,046	673	1,345	2,049
Home equity loans and lines of credit	477	412	633	193	97	1,233
Consumer	9	132	1	2	—	202
Total	$889	$1,477	$2,900	$873	$6,762	$11,887

Loans that were 30-59 days past due totaled $889,000 at June 30, 2022, representing an increase from $873,000 at June 30, 2021; loans that were 60-89 days past due totaled $1.5 million at June 30, 2022, a decrease from $6.8 million at June 30, 2021 and loans that were 90 days or more past due totaled $2.9 million at June 30, 2022, representing a decrease from $11.9 million at June 30, 2021. The decrease in loans that were 60-89 days past due was primarily due to a decrease in commercial real estate loans relating to one loan in the amount of $5.0 million secured by a mixed-use property that was past due as of June 30, 2021 and was brought current as of June 30, 2022. The decrease in loans that were 90 days or more past due included a decrease in commercial real estate loans of $4.9 million and a decrease in commercial and industrial loans of $1.6 million primarily related to loan payoffs, improved credit quality and, to a lesser extent, loan charge-offs.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no non-accruing troubled debt restructurings as of June 30, 2022 and 2021.

	At June 30,
	2022	2021

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$756	$10,527
Commercial and industrial	38	465
Commercial construction	—	550
One- to four-family residential real estate	3,975	4,993
Home equity loans and lines of credit	1,672	2,043
Consumer	—	187
Total non-accrual loans	6,441	18,765

Accruing loans past due 90 days or more:
Commercial real estate	200	1,476
Commercial and industrial	378	1,525
Commercial construction	—	145
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	—	—
Consumer	1	15
Total accruing loans past due 90 days or more	579	3,161

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	—	365
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	365

Total non-performing assets	$7,020	$22,291

Total accruing troubled debt restructured loans	$2,191	$2,200

Total non-performing loans to total loans	0.70%	1.99%
Total non-performing assets to total assets	0.36%	1.24%

During the year ended June 30, 2022, non-accrual loans decreased primarily with respect to three commercial real estate loan relationships including a $5.1 million loan relationship secured by a hotel and banquet facilities that was returned to accrual status during the quarter ended June 30, 2022, as well as two loan relationships secured by office buildings in the amounts of $2.2 million and $1.9 million, both of which were paid off as of June 30, 2022. At June 30, 2022, accruing loans past due 90 days or more decreased to $579,000 from $3.2 million at June 30, 2021 and were primarily related to certain commercial real estate and commercial and industrial loans that matured as of June 30, 2021 and were extended during the current fiscal year.

Loan Deferrals Related to COVID-19 Pandemic.  The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided financial institutions the option to temporarily suspend certain requirements under accounting principles generally accepted in the United States of America (“GAAP”) related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. The Federal and New York State banking regulatory agencies have likewise issued guidance encouraging financial institutions to work prudently with borrowers who are, or may be, unable to meet their contractual payment obligations because of the effects of COVID-19. That guidance, with concurrence of the FASB, and provisions of the CARES Act allowed modifications made on a good faith basis in response to COVID-19 to borrowers who were generally current with their payments prior to any relief, to not be treated as troubled debt restructurings. Modifications included payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. The Company has worked with its customers affected by COVID-19 and accommodated a significant amount of loan modifications across its loan portfolios.

As of June 30, 2022, the Company had no COVID-19 related financial hardship payment deferrals for commercial or consumer loans. This compares to four loans representing $16.3 million and nine loans representing $1.4 million of COVID-19 related financial hardship payment deferrals for commercial and consumer loans, respectively, at June 30, 2021.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of June 30, 2022 and 2021. The classified loans total at June 30, 2022 included $6.4 million of non-performing loans.

	At June 30,
	2022	2021

	(In thousands)
Classification of Loans:
Substandard	$53,119	$38,411
Doubtful	38	3,043
Loss	—	—
Total Classified Loans	$53,157	$41,454
Special Mention	$9,307	$34,860

Total substandard loans increased $14.7 million to $53.1 million at June 30, 2022 from $38.4 million at June 30, 2021 primarily due to the migration into the substandard category of two commercial real estate loan relationships in the accommodation and food service industry totaling $17.1 million and $8.0 million, respectively, offset in part by loan payoffs.

Total doubtful loans decreased $3.0 million to $38,000 at June 30, 2022 from $3.0 million at June 30, 2021 primarily due to the payoff of a $2.1 million commercial real estate loan, the charge-offs of three loans totaling $509,000 and the upgrade of one commercial real estate loan relationship to the substandard category.

Total special mention loans decreased $25.6 million to $9.3 million at June 30, 2022 from $34.9 million at June 30, 2021 due to $8.1 million of loan migrations into the pass category and $8.0 million of loan migrations into the substandard category, as well as $11.3 million of loan payoffs, partially offset by certain loan migrations into special mention.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for loans that are individually classified as impaired are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with collateral values, future cash flows on impaired loans, and national and regional economic conditions it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased (decreased) by a provision for loan losses, which is charged (credited) to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, historical loss experience, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other qualitative and quantitative factors which could affect potential credit losses.

In addition, the NYSDFS and the FDIC periodically review our allowance for loan losses and as a result of such reviews, we may have to materially adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses and selected ratios for the years indicated.

	At or for the Years Ended June 30,
	2022	2021

	(Dollars in thousands)
Allowance at beginning of year	$23,259	$22,851
Provision for loan losses	(550)	4,050

Charge offs:
Commercial real estate	112	—
Commercial and industrial	416	2,385
Commercial construction	—	790
One- to four-family residential real estate	355	289
Home equity loans and lines of credit	57	142
Consumer	175	237
Total charge-offs	1,115	3,843

Recoveries:
Commercial real estate	—	—
Commercial and industrial	857	131
Commercial construction	18	—
One- to four-family residential real estate	37	—
Home equity loans and lines of credit	—	20
Consumer	18	50
Total recoveries	930	201

Net charge-offs	185	3,642

Allowance at end of year	$22,524	$23,259

Allowance to non-performing loans	320.85%	106.08%
Allowance to total loans outstanding at the end of the year	2.04%	2.11%
Net charge-offs (recoveries) to average loans outstanding during the year
Commercial real estate	0.02%	—%
Commercial and industrial	(0.36)%	1.08%
Commercial construction	(0.04)%	0.89%
One- to four-family residential real estate	0.11%	0.10%
Home equity loans and lines of credit	0.07%	0.16%
Consumer	0.68%	0.65%
Total	0.02%	0.32%

Net charge-offs decreased to $185,000 for the year ended June 30, 2022 from $3.6 million for the year ended June 30, 2021. Net charge-offs for the year ended June 30, 2022 included charge-offs in the various loan categories totaling $1.1 million which were largely offset by recoveries of $930,000, including a partial recovery in the amount of $825,000 related to a commercial and industrial loan that was charged-off during the year ended June 30, 2021. Net charge-offs for the year ended June 30, 2021 included the charge-off of three commercial loan relationships totaling $3.1 million.

At June 30, 2022, the allowance for loan losses included specific reserves totaling $200,000.

The ultimate effect of the COVID-19 pandemic and resulting governmental and societal response will have on the Company’s loan losses remains uncertain, the net credit to the provision for loan losses during the year ended June 30, 2022 should not be interpreted as a trend or utilized to forecast the provision for or reversal of loan losses in future periods.

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

	At June 30,
	2022			2021
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$13,016	57.7%	45.3%	$12,324	52.9%	44.5%
Commercial and industrial	2,768	12.3%	10.3%	4,373	18.8%	15.2%
Commercial construction	2,034	9.0%	7.1%	1,603	6.9%	5.9%
One- to four-family residential real estate	2,899	12.9%	27.0%	3,224	13.9%	25.3%
Home equity loans and lines of credit	1,388	6.2%	8.1%	1,295	5.6%	6.8%
Consumer	419	1.9%	2.2%	440	1.9%	2.3%
Total	$22,524	100.0%	100.0%	$23,259	100.0%	100.0%

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

Our investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, municipal securities, residential mortgage-backed securities and collateralized mortgage obligations, deposits at the Federal Home Loan Bank of New York, corporate debt securities (limited to no more than 5% of total assets and no more than 15% of our capital in any single issuer), common or preferred stock of a company trading on the Standard & Poor’s 500 Composite Index or if the company has $5.0 billion or greater in capitalization (limited to no more than 15% of our capital) and common stock of a company with over $2.0 billion, but less than $5.0 billion, in capitalization (limited to less than 10% of our investment portfolio). We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, and certain types of structured notes.

Debt securities investment accounting guidance requires that, at the time of purchase, we designate a debt security as held to maturity, available for sale, or trading, depending on our ability and intent.

U.S. Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2022, U.S. Government securities consisted of U.S. Treasury securities.

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

Equity Securities. At June 30, 2022, equity securities were comprised of common stock of companies in the financial, energy, health care, information technology, consumer cyclicals, industrials, materials and utility sectors.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At June 30,
	2022		2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$380,708	$365,846	$216,155	$216,041
Municipal obligations	115,480	115,353	47,800	47,797
Other debt securities	320	591	424	764
Total	$496,508	$481,790	$264,379	$264,602

Securities held to maturity:
Corporate debt securities	$20,000	$18,651	$7,000	$6,980
Municipal obligations	3,952	3,816	3,878	3,939
Total	$23,952	$22,467	$10,878	$10,919

Equity Securities:
Common stock	$1,039	$2,038	$1,463	$2,879

Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at June 30, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$70,450	0.55%	$310,258	1.20%	$—	—%	$—	—%	$380,708	$365,846	1.08%
Municipal obligations (1)	113,213	1.95%	2,267	3.92%	—	—%	—	—%	115,480	115,353	1.99%
Other debt securities	—	—%	1	4.22%	39	3.33%	281	4.16%	320	591	4.06%
Preferred stocks	—	—%	—	—%	—	—%	—	—%	—	—	—%
Common stocks	—	—%	—	—%	—	—%	—	—%	—	—	—%
Total	$183,663		$312,526		$39		$281		$496,508	$481,790

Securities held to maturity:
Corporate debt securities	$—	—%	$—	—%	$20,000	4.21%	$—	—%	$20,000	$18,651	4.21%
Municipal obligations (1)	2,032	1.22%	1,920	2.15%	—	—%	—	—%	3,952	3,816	1.68%
Total	$2,032		$1,920		$20,000		$—		$23,952	$22,467
(1)	The weighted average yields on municipal obligations are calculated on a tax equivalent basis.

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. We generally request commercial business borrowers to maintain their primary deposit accounts with us. At June 30, 2022, we had no brokered deposits, but our policy permits us to access such funds if additional liquidity is necessary. We offer deposit accounts to municipalities through our limited purpose subsidiary, Pioneer Commercial Bank, at June 30, 2022, we held $456.2 million in municipal deposits, which represented 27.1% of our deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as towns, cities, school districts and other municipalities. We generally solicit their operating and savings accounts and not time-based deposits. Municipal deposit accounts are collateralized by Federal Home Loan Bank of New York letters of credit and by eligible government and government agency securities and municipal obligations. We believe that municipal deposits provide a low cost and stable source of funds and we intend to continue to solicit these types of funds.

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

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2022			2021
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand accounts	$593,461	35.3%	—	$504,888	32.9%	—
Demand accounts	182,816	10.9%	0.24%	175,803	11.5%	0.13%
Savings accounts	326,261	19.4%	0.03%	300,835	19.7%	0.03%
Money market accounts	497,165	29.6%	0.10%	454,494	29.7%	0.08%
Certificates of deposit	80,580	4.8%	0.66%	94,876	6.2%	0.82%
Total	$1,680,283	100.0%	0.09%	$1,530,896	100.0%	0.10%

As of June 30, 2022 and 2021, the aggregate amount of uninsured deposits was approximately $817.3 million and $682.7 million, respectively.

As of June 30, 2022, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 (the FDIC insurance limit) was approximately $18.6 million. The following table sets forth the maturity of these certificates as of June 30, 2022.

At
June 30, 2022
(In thousands)
Maturity Period:
Three months or less	$8,613
Over three through six months	2,360
Over six through twelve months	6,051
Over twelve months	1,619
Total	$18,643

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York (“FHLBNY”). As of June 30, 2022, the Company pledged approximately $377.1 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2022, the maximum amount of funding available from the FHLBNY was $313.6 million, of which none was utilized for borrowings and $32.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits, resulting in $281.6 million of available borrowing capacity.

Subsidiaries

Pioneer Commercial Bank. Pioneer Commercial Bank is a New York-chartered limited-purpose commercial bank wholly owned by the Bank. The Bank incorporated Pioneer Commercial Bank in October 2004 in order to be able to accept municipal deposits. New York State law prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). The limited-purpose commercial bank subsidiary has enabled us to establish banking relationships with municipalities and other public entities throughout our market area. At June 30, 2022, Pioneer Commercial Bank had $503.0 million in assets, consisting primarily of cash and municipal obligations. Pioneer Commercial Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the FDIC. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Commercial Bank.

Anchor Agency, Inc. In 2016, the Bank acquired Anchor Agency, Inc., a New York corporation and wholly-owned subsidiary of the Bank, which is a full-service insurance agency offering personal and commercial insurance, including homeowners, automobile and comprehensive business insurance. Anchor Agency, Inc. works with major national insurance companies as well as specialty markets. Anchor Agency, Inc. also offers employee benefits products and consulting services under the name Pioneer Benefits Consulting, including group health, dental, disability and life insurance products and defined contribution and defined benefit administration and human resource management services. Anchor Agency, Inc. operates from the Bank’s headquarters in Albany, New York. Expansion into the insurance and employee benefit services business has enabled the Bank to evolve from a traditional depository institution into a full-service financial services organization. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Anchor Agency, Inc.

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of the Bank, provides wealth management services to the Bank’s customers in partnership with LPL Financial, a registered broker dealer. The Bank incorporated Pioneer Financial Services, Inc. in 1997. It had $690.8 million of assets under management at June 30, 2022. Pioneer Financial Services, Inc. operates from the Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

Personnel

As of June 30, 2022, we had 244 full-time employees and 34 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

As a New York-chartered savings bank, the Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the FDIC. the Bank is a member of the Federal Home Loan Bank of New York, and its deposits are insured up to applicable limits by the FDIC. the Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

As a New York-chartered mutual holding company, Pioneer Bancorp, MHC is regulated and subject to examination by the NYSDFS and the Federal Reserve Board. As a bank holding company, the Company also is required to comply with the rules and regulations of the Federal Reserve Board and the NYSDFS. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the NYSDFS. The Company also is subject to the rules and regulations of the SEC under the federal securities laws.

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank, the Company and Pioneer Bancorp, MHC. The description is limited to certain material aspects of certain statutes and regulations that are addressed, and is not intended to be a complete list or description of such statutes and regulations and their effects on the Bank, the Company. and Pioneer Bancorp, MHC. See Item 1a – Risk Factors – “Risks Related to Legal, Regulatory, Fraud and Compliance Matters.”

New York Banking Law and Supervision

Supervision and Enforcement Authority. The Bank, as a New York-chartered savings bank, is regulated and supervised by the NYSDFS. The NYSDFS is required to regularly examine each state-chartered bank. The approval of the NYSDFS is required to establish or close branches, to merge with another bank and to undertake many other activities. Any New York-chartered savings bank that does not operate according to the regulations, policies and directives of the NYSDFS may be subject to sanctions for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of its charter. The NYSDFS may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the savings bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, upon finding that a savings bank has engaged in an unfair or deceptive act or practice, the NYSDFS may issue an order to cease and desist and impose a fine on the savings bank. The NYSDFS also has the authority to appoint a receiver or conservator if it determines that the savings bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances. New York consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

Investment Activities. In general, the Bank may invest in certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies thereof), certain types of corporate equity securities, and certain other assets. However, this investment authority is subject to restrictions under federal law. See “—Federal Bank Regulation—Investment Activities” for such federal restrictions.

Dividends. Under New York Banking Law, the Bank may declare and pay dividends from its net profits, unless there is an impairment of capital. Additionally, the approval of the NYSDFS is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments provided for under applicable law.

Loans to Trustees, Directors and Executive Officers. Under applicable New York Banking Law, the Bank may not make a loan or other extension of credit directly or indirectly to any of its trustees or executive officers of Pioneer Bancorp, MHC, except that the Bank may make a loan to an executive officer to become an owner of real property so long as the loan is secured by either (1) a first mortgage or cooperative apartment unit loan, which the property or apartment is to be occupied by the executive officer’s primary residence and is specifically approved in writing by the board of trustees; or (2) a deposit maintained by the executive officer with the Bank. Following the mutual holding company reorganization, the aforementioned lending restrictions would not apply to executive officers and directors of the Bank, so long as the Superintendent of the NYSDFS deems the restrictions inapplicable.

NYSDFS Cybersecurity Rule. Effective March 1, 2017, the NYSDFS requires New York chartered banks and other financial services companies to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of the bank. Specifically, NYSDFS requires regulated financial services company to establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing its program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by, third-parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems.

Federal Bank Regulation

Supervision and Enforcement Authority. The Bank is subject to extensive regulation, examination and supervision by the FDIC as the insurer of its deposits. This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

The Bank must file reports with the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements.

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

Capital Requirements. Under FDIC regulations, the Bank is subject to a comprehensive capital framework for U.S. banking organizations that was effective January 2015 (the Basel III capital rules).

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. Pursuant to the CARES Act, the federal banking agencies issued a final rule in August 2020 to lower the community bank leverage ratio to 8.5% for the 2021 calendar year. The community bank leverage ratio requirement returned to 9% effective January 1, 2022. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2022 the Bank had not elected to be subject to the alternative framework.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At June 30, 2022, the Bank exceeded each of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2022, the Bank was classified as a “well capitalized” institution.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and its holding company, if applicable, must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-

capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate in an amount no more than 10.0% of the bank’s capital stock and surplus, and with all transactions with all affiliates in an amount no more than 20.0% of the bank’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.

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

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Privacy Regulations. FDIC regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter when the information in the privacy notice has changed since the customer received the previous notice. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches or acquire depository institutions by merger. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest FDIC CRA rating in September 2020 was “Satisfactory.”

On May 5, 2022, the FDIC, Federal Reserve Board and the Office of the Comptroller of the Currency released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and framework.

New York has its own statutory counterpart to the CRA, which is applicable to the Bank. New York Banking Law requires the NYSDFS to consider a bank’s record of performance under New York law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank’s most recent rating under New York law in September 2020 was “Satisfactory.”

Consumer Protection and Fair Lending Regulations. The Bank is subject to a variety of federal and New York statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state Attorneys General.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. The Bank was in compliance with this requirement at June 30, 2022.

Holding Company Regulation

Federal Holding Company Regulation. Pioneer Bancorp, MHC and the Company are bank holding companies registered with the Federal Reserve Board and subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Pioneer Bancorp, MHC and the Company and their non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. The Federal Reserve Board must generally approve the acquisition of additional banks or savings associations by bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of June 30, 2022, Pioneer Bancorp, MHC and the Company were not “financial holding companies.”

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

The Inflation Reduction Act of 2022 (the “IRA of 2022”), passed by Congress and signed into law on August 16, 2022, will impose a nondeductible 1% excise tax on share repurchases (the “Share Repurchase Tax”) after December 31, 2022. The Share Repurchase Tax will be based on the fair market value of the public company stock repurchased during a taxable year, subject to certain exceptions and adjustments, and apply to corporations whose stock trades on an established securities market (i.e., Nasdaq), subject to certain exceptions. The IRA of 2022 has tasked the U.S. Department of Treasury and the Internal Revenue Service with issuing regulations, as necessary or appropriate, to carry out and curb the avoidance of the Share Repurchase Tax.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policy provides that dividends should be paid only from current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Waivers of Dividends by Pioneer Bancorp, MHC. The Company may pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Pioneer Bancorp, MHC, unless Pioneer Bancorp, MHC elects to waive the receipt of dividends. Pioneer Bancorp, MHC must receive the prior approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company. However, current Federal Reserve Board policy prohibits a mutual holding company that is regulated as a bank holding company, such as Pioneer Bancorp, MHC, from waiving the receipt of dividends paid by its subsidiary holding company. Moreover, the Federal Reserve Board has issued an interim final rule applicable to federally-chartered mutual holding companies, stating that it will not object to dividend waivers under certain circumstances, provided (1) the mutual holding company’s members have approved the dividend waivers by a majority of eligible votes, (2) each officer or trustee of the mutual holding company and mid-tier stock holding company, and any tax-qualified or non-tax qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply waives the right to receive any dividends declared, or the dividend waivers are approved by a majority of the entire board of trustees of the mutual holding company with any officer or trustee of the mutual holding company having any direct or indirect ownership interest in the common stock of the subsidiary mid-tier holding company abstaining from the board vote, and (3) any dividends waived by the mutual holding company are considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

Because of the foregoing Federal Reserve Board restrictions on the ability of a mutual holding company, such as Pioneer Bancorp, MHC, to waive the receipt of dividends declared by its subsidiary mid-tier stock holding company, it is unlikely that Pioneer Bancorp, MHC will be able to waive the receipt of any dividends declared by the Company. Therefore, unless Federal Reserve Board regulations or policy change by allowing Pioneer Bancorp, MHC to waive the receipt of dividends declared by the Company without diluting minority stockholders, it is unlikely that the Company will pay any dividends.

Possible Conversion of Pioneer Bancorp, MHC to Stock Form. In the future, Pioneer Bancorp, MHC may convert from the mutual to capital stock form of ownership, in a transaction commonly referred to as a “second-step conversion.”  In a second-step conversion, depositors of the Bank would have subscription rights to purchase common stock of the fully-converted the Company and the public stockholders of the Company would be entitled to exchange their shares of common stock for an equal percentage of shares of the fully-converted Company, subject to adjustment if required by the Federal Reserve Board, to reflect any dividends waived by Pioneer Bancorp, MHC or assets owned by Pioneer Bancorp, MHC.

The board of trustees of Pioneer Bancorp, MHC has no current plans to undertake a second-step conversion transaction. Any second-step conversion transaction would require the approval of holders of a majority of the outstanding shares of the Company’s common stock (excluding shares held by Pioneer Bancorp, MHC) and the approval of depositors of the Bank. Stockholders will not be able to force a second-step conversion without the consent of Pioneer Bancorp, MHC since a second-step conversion also requires the approval of a majority of all of the outstanding common stock of the Company, which can only be achieved if Pioneer Bancorp, MHC votes to approve the second-step conversion.

Acquisition. Federal laws and regulations provide that no person (including a company) may acquire control of a bank holding company, such as the Company, without the prior non-objection or approval of the Federal Reserve Board pursuant to the Change in Bank Control Act. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. Any company that seeks to acquire “control” within the meaning of the Bank Holding Company Act, and the Federal Reserve Board regulations thereunder, must receive the prior approval of the Federal Reserve Board under that Act and, upon the acquisition, becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

New York Holding Company Regulation. Pioneer Bancorp, MHC and the Company are subject to regulation under New York Banking Law. Among other requirements, Pioneer Bancorp, MHC and the Company must receive the approval of the NYSDFS before acquiring 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

Federal Securities Laws

The Company’s common stock is registered with the SEC. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Emerging Growth Company Status. Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations, and the Company will review and document such policies, procedures and systems to ensure continued compliance with these regulations.

TAXATION

Federal Taxation

General. The Company and subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

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

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five year carryover period that has not been deducted is no longer deductible. At June 30, 2022, the Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns and New York State income tax returns have not been audited in the last three years.

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

ITEM 1A.Risk Factors

Risk Factors Summary

An investment in our common stock involves substantial risks and uncertainties. Stockholders should carefully consider all of the information in this section. The most significant risks include the following:

Risks Related to Changes in Interest Rates and Inflation

●	Changes in interest rates may reduce our profits.
●	Changes to LIBOR may adversely impact the interest rate paid on certain financial instruments.
●	Inflation can have an adverse impact on our business and on our customers.

Risks Related to Lending

●	Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.
●	A large portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.
●	We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.
●	We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.
●	Our allowance for loan losses may not be sufficient to cover actual loan losses.
●	A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.
●	We are subject to environmental liability risk associated with lending activities.

Risks Related to Legal, Regulatory, Fraud and Compliance Matters

●	We are subject to fraud and compliance risk.
●	The Company is a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company’s financial condition and results of operations.
●	We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations.
●	Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations will subject us to fines or sanctions.
●	The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

Risks Relating to COVID-19 Pandemic

●	The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

Risks Relating to Accounting Matters

●	Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
●	Changes in accounting standards could affect reported earnings.
●	The restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

●	The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements will increase our expenses.

Risks Related to Liquidity

●	Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Risks Related to Our Insurance and Wealth Management Businesses

●	Conditions in insurance markets could adversely affect our earnings.
●	Involvement in wealth management creates risks associated with the industry.

Risks Related to Our Securities Portfolio

●	Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Risks Related to Competition and Market Conditions

●	Strong competition within our market area may reduce our profits and slow growth.
●	Changes in market conditions, changes in discount rates, changes in mortality assumptions or lower returns on assets may increase required contributions to, and costs associated with, our tax-qualified defined benefit plan in future periods.

Risks Related to Operations

●	We use a third party to originate one- to four-family residential mortgage loans.
●	Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.
●	We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.
●	We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.
●	Our success depends on attracting and retaining certain key personnel.
●	Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
●	Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
●	We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

Risks Relating to Ownership of Our Common Stock

●	Pioneer Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.
●	Our common stock is not heavily traded, and the stock price may fluctuate significantly.
●	Federal Reserve Board regulations and policy effectively prohibit Pioneer Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.
●	Various factors may make takeover attempts more difficult to achieve.
●	We are an emerging growth company, and if we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
●	Our contribution to the charitable foundation may not be tax deductible, which could reduce our profits.

Risks Related to Changes in Interest Rates and Inflation

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

During 2022, the Federal Reserve Board in order to combat high inflation increased the Fed Funds target range multiple times to a target range of 3.00% to 3.25%. The consensus is that rates will be increased additional times during calendar 2022. Increases in interest rates can result in interest rates on our deposits increasing faster than the interest rates we receive on our loans and investments causing our interest rate spread to decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income.

If interest rates continue to rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At June 30, 2022, and assuming a 200 basis points increase in market interest rates, we estimate that our net portfolio value would decrease by $2.8 million, or 0.7%. Additionally, at June 30, 2022 and assuming a 200 basis points decrease in market interest rates, we estimate that our net portfolio value would decrease by $18.7 million, or 4.6%.

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

Changes to LIBOR may adversely impact the interest rate paid on certain financial instruments.

LIBOR is used as a reference rate for certain of the Company’s floating rate commercial loans and residential mortgages, as well as its interest rate swaps. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023.

There are ongoing efforts to establish an alternative reference rate. SOFR is considered the most likely alternative reference rate suitable for replacing LIBOR, but uncertainty remains as to the adoption, market acceptance or availability of SOFR or other alternative reference rates. At this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes on the interest rate received by the Company on its loan and interest rate swap instruments. The Company has adopted SOFR as its preferred benchmark as an alternative to LIBOR for use in new contracts beginning on or after January 1, 2022.

Uncertainty as to the nature of alternative reference rates, and as to potential changes or other reforms to LIBOR, may adversely affect LIBOR rates and the value of LIBOR-based financial arrangements of the Company. The Company has a material exposure to LIBOR-based loans and financial instruments, as such the implementation of an alternative index or indices for the Company’s financial arrangements may result in the Company incurring expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices and may result in disputes or litigation with customers over the appropriateness or comparability of the alternative index to LIBOR, which could have an adverse effect on the Company’s results of operations.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the United States increased to 9.1% in June 2022, the highest rate since November 1981. As a result, the Federal Reserve Board has increased the federal funds rate by 300 basis points to date in 2022 and has indicated its intention to continue to increase interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Risks Related to Lending

Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes commercial real estate loans, primarily loans secured by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties. At June 30, 2022, our commercial real estate loans totaled $453.5 million, or 45.3%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. In addition, the physical condition of non-owner occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate loans increase, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.

At June 30, 2022, $103.2 million, or 10.3% of our total loan portfolio, was comprised of commercial and industrial loans and lines of credit to a variety of small and medium-sized businesses in our market area collateralized by general business assets including, among other things, accounts receivable and inventory, and we may augment this collateral with additional liens on real property. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate or individual business activities of our commercial customers could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.

We originate and purchase commercial construction loans primarily to local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to finance infrastructure improvements. We also provide commercial construction loans to local developers for the construction of one- to four-family residential developments, and originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure. At June 30, 2022, commercial construction loans were $71.1 million, or 7.1% of our total loan portfolio. We also had undrawn amounts on the commercial construction loans totaling $57.2 million at June 30, 2022. Commercial construction loans are considered more risky than residential mortgage loans. The primary credit risks associated with construction lending are underwriting risks, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed project. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2022, approximately $876.2 million, or 87.5%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market, the Capital Region of New York and surrounding markets. Declines in the real estate values in the Capital Region of New York and surrounding markets as a result of a recession could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Economic conditions in our primary market have recently been adversely affected by the COVID-19 pandemic and inflationary environment and further deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

The FASB has adopted a new accounting standard that will be effective for the Company and the Bank for our fiscal year beginning after July 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of establishing allowances for loan losses that are probable, which may require us to increase our allowance for loan losses, and increase the data we would need to collect and review to determine the appropriate level of our allowance for loan losses.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate, commercial and industrial and commercial construction loan participations secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets located in New York and Vermont. Loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2022, our loan participations where we are not the lead lender totaled $29.2 million, or 2.9% of our loan portfolio. At June 30, 2022, commercial real estate loan participations outside our market area totaled $2.7 million, or 0.8% of the commercial real estate loan portfolio. At June 30, 2022, there were no commercial and industrial or commercial construction loan participations outside our market area. At June 30, 2022, one loan participation with a balance of $24,000 was delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

Risks Related to Legal, Regulatory, Fraud and Compliance Matters

We are subject to fraud and compliance risk.

We are susceptible to fraudulent activity committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mann Entities Related Fraudulent Activity,” for details. We expect these activities to continue to negatively impact our financial performance and results of operations. We are involved in numerous legal and other proceedings due to, among other reasons the fraud. See Item 3 – “Legal Proceedings,” for details. See “We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations,” below.

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

The Company and the Bank are involved in a variety of litigation and other proceedings. See Item 3 – “Legal Proceedings,” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mann Entities Related Fraudulent Activity,” for details. We are prosecuting and defending these lawsuits and other proceedings vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. The ultimate outcome of any such proceedings, cannot be predicted with any certainty. It also remains possible that other private parties or governmental authorities will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees, costs and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These future costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition, it is inherently difficult to assess the outcome of these matters, and we may not prevail in such proceedings or litigation. Any such legal or regulatory actions will subject us to substantial compensatory or punitive damages, significant fines, sanctions, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business.  In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. We establish an accrued liability when those matters present loss contingencies that are both probable and estimable. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. See Item 3 – “Legal Proceedings,” for details. As a result, the ultimate outcome of our legal or regulatory actions could have a material adverse effect on the Company’s financial condition and results of operations.

We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations.

As described in the section captioned “Supervision and Regulation” included in Part I above, we are subject to extensive regulation, supervision and examination by our banking regulators, the FDIC, the NYSDFS and the Federal Reserve Board. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for the protection of our stockholders. In addition, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations. See Item 3 – “Legal Proceedings,” for details. The various regulatory agencies with supervisory authority over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer compliance, credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality, interest rate risk, management, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines, restrictions and limitations on our operations, and other possible sanctions if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. For example, if it is determined that we have failed to operate according to the regulations, policies and directives of the NYSDFS, we would be subject to sanctions for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of our charter. In addition, the NYSDFS or the FDIC may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted our business in an unsafe or unsound manner, or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, if it is determined that we have engaged in an unfair or deceptive act or practice, the NYSDFS or FDIC may issue an order to cease and desist and impose a fine us. The NYSDFS also has the authority to appoint a receiver or conservator if it determines that we have or are conducting our business in an unsafe or unauthorized manner, and under certain other circumstances. New York consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes. It is possible that the NYSDFS or the FDIC may take one or more of these sanctions if they determine that we have failed to comply with applicable laws or regulations.

As described in this filing, we have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. As a result, we are involved in numerous legal and other proceedings due to, among other reasons the fraud. Any failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking, insurance, or investment advisory practices or concerns about our financial condition, or any related regulatory sanctions or adverse actions against us, could have a material adverse effect on our business, financial condition or results of operations, increase our costs or restrict our ability to expand our business and result in damage to our reputation.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations will subject us to fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Once such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers that open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Failure to adequately develop, design and maintain our Bank Secrecy Act programs could lead to sanctions and other negative actions, restrictions on conducting acquisitions or establishing new branches and other regulatory actions which would have serious reputational consequences for us, and which would have a material adverse effect on our business, financial condition or results of operations.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 155.7% of our total capital at June 30, 2022. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

Risks Relating to COVID-19 Pandemic

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States and internationally, resulting in a slow-down in economic activity, increased unemployment levels, and disruptions in global supply chains and financial markets. The pandemic and related government actions to curb its spread also resulted in closures of many organizations and the institution of social distancing requirements in many states and communities. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. In response to the pandemic, various state governments and federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). Federal banking agencies encouraged financial institutions to prudently work with affected borrowers and legislation provided relief from reporting troubled debt restructurings due to modifications related to the COVID-19 outbreak. The spread of the coronavirus also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

Given the ongoing dynamic nature of the pandemic, it is difficult to predict the full impact of the COVID-19 outbreak on our business. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations or prospects. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as we and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management includes the items discussed in the proceedings described in Item 3 – “Legal Proceedings,” Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Mann Entities Related Fraudulent Activity,” and the items described in our “Critical Accounting Policies and Estimates,” our evaluation of the legal remedies available to the Bank related to the potentially fraudulent activities, our evaluation of the adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of other-than-temporary impairment of investment securities, impairment of goodwill, our evaluation of contingent liabilities, and our evaluation of our defined benefit pension plan obligations.

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

The bodies responsible for establishing accounting standards, including the FASB, the SEC and bank regulators, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

The restatement of certain of our historical consolidated financial statements may have an adverse effect on us.

As disclosed in Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on February 22, 2021, the Company restated certain of its audited consolidated financial statements (the “Restatement”).  Management has assessed the effect of the Restatement on the Company’s internal control over financial reporting and its disclosure controls and procedures, all as described in Part II, Item 9A, “Controls and Procedures” of the Annual Report on Form 10-K for the fiscal year ended June 30, 2021. As of the date of the filing of the Annual Report on Form 10-K for the fiscal year ended June 30, 2021, we had completed our remediation plan for the material weakness we identified in relation to the Restatement of our financial statements. While management believes that the remedial efforts have resolved the identified material weakness, there is no assurance that such remedial efforts will ultimately have the intended effects or that additional remedial actions will not be necessary.

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

As a result of the completion of our initial public offering, we became a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting. As a result of our decision to restate our audited consolidated financial statements for fiscal years 2020 and 2019, a material weakness in our internal control over financial reporting was identified and subsequently remediated. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Risks Related to Liquidity

Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Municipal deposits are a significant source of funds for our lending and investment activities. At June 30, 2022, $456.2 million, or 27.1% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank of New York and investment securities. Given our dependence on high-average balance municipal funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts and are therefore more sensitive to interest rate risk. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of New York, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

Risks Related to Our Insurance and Wealth Management Businesses

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

Risks Related to Our Securities Portfolio

Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, we may take a charge to earnings to reflect such impairment. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value may result in other-than-temporary impairments of these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity. We also increase or decrease our stockholders’ equity by the amount of change in the fair value of equity securities through net income in the consolidated statement of operations.

Risks Related to Competition and Market Conditions

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

Risks Related to Operations

We use a third party to originate one- to four-family residential mortgage loans.

We have used a third-party mortgage banking company, Homestead Funding Corp., to underwrite, process and close our residential mortgage loans since January 2016. We use this company in order to offer our customers this loan product without the expense of maintaining and operating an in-house residential mortgage loan department. At June 30, 2022, one- to four-family residential real estate loans acquired from Homestead Funding Corp. totaled $198.4 million, or 19.8%, of our total loans receivable. Should we discontinue this relationship or otherwise be unable to use this company in the future, our ability to purchase residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have or re-develop the capability to originate residential mortgage loans through our lending staff. Should we add more staff in such an event, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending program is disrupted.

Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Our assets increased $680.1 million, or 53.0%, from $1.3 billion at June 30, 2018 to $2.0 billion at June 30, 2022, due to increases in securities available for sale and cash and cash equivalents. Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.

The financial services industry is continually undergoing rapid technological changes with frequent introductions of new technology-driven products and services which increase efficiency and enable financial institutions to serve customers better and to reduce costs. Technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as Fintech and Blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing for banking products and services than the Company can. The Company’s future success depends, in part, upon its ability to leverage technology to increase our operational efficiency as well as address the current and evolving needs of our customers. However, our competitors may have greater resources to invest in technological improvements, we may not always have capital levels which are sufficient to support a robust investment in our technology infrastructure or we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. Third parties upon which we rely for our technology needs may not be able to develop on a cost effective basis systems that will enable us to keep pace with such developments. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2022, we have not elected the community bank leverage ratio framework and accordingly the Basel III capital requirements remain applicable.

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

Our success depends on attracting and retaining certain key personnel.

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

Pioneer Bancorp, MHC owns a majority of the Company’s common stock and, through its board of trustees, will be able to exercise voting control over most matters put to a vote of stockholders. Most of the directors and officers who manage the Company and the Bank also manage Pioneer Bancorp, MHC. As a New York-chartered mutual holding company, the board of trustees of Pioneer Bancorp, MHC must ensure that the interests of depositors of the Bank are represented and considered in matters put to a vote of stockholders of the Company. Therefore, the votes cast by Pioneer Bancorp, MHC may not be in your personal best interests as a stockholder. For example, Pioneer Bancorp, MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of the Company and will be able to elect all of the directors of the Company. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since, on a fully converted basis most fully stock institutions tend to trade at higher multiples of book value than mutual holding companies. However, stockholders will not be able to force a merger or a second-step conversion transaction without the consent of Pioneer Bancorp, MHC since such transactions also require, under New York and federal law, the approval of a majority of all of the outstanding voting stock, which can only be achieved if Pioneer Bancorp, MHC votes to approve such transactions.

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

The Company’s board of directors will have the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant.

Under current Federal Reserve Board regulations and policy, if the Company pays dividends to its public stockholders, it also would be required to pay dividends to Pioneer Bancorp, MHC, unless Pioneer Bancorp, MHC waives the receipt of such dividends. Federal Reserve Board policy has been to prohibit mutual holding companies that are regulated as bank holding companies, such as Pioneer Bancorp, MHC, from waiving the receipt of dividends and the Federal Reserve Board’s regulations implemented after the enactment of the Dodd-Frank Act effectively prohibit federally-chartered mutual holding companies from waiving dividends declared by their subsidiaries. Therefore, unless Federal Reserve Board regulations or policy change to allow Pioneer Bancorp, MHC to waive the receipt of dividends declared by the Company without diluting minority stockholders, it is unlikely that the Company will pay any dividends.

Various factors may make takeover attempts more difficult to achieve.

Stock banks and savings banks or holding companies, as well as individuals, may not acquire control of a mutual holding company, such as the Company. As result, the only persons that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies. Accordingly, it is very unlikely, that the Company would be subject to any takeover attempt by activist stockholders or other financial institutions. In addition, certain provisions of our articles of incorporation and bylaws and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without our board of directors’ prior approval.

Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board and the NYSDFS before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including the Bank.

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

ITEM 1B.Unresolved Staff Comments

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.Properties

As of June 30, 2022, the net book value of our office properties was $33.4 million. The following table sets forth information regarding our offices.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
652 Albany Shaker Road, Albany, NY 12211	Owned (1)	2016	$14,995

Other Properties:
21 Second Street, Troy, NY 12180	Leased	2016	37
531 Troy-Schenectady Road, Latham, NY 12110	Owned	2008	1,871
2000 Second Avenue, Watervliet, NY 12189	Leased	2017	130
1828 Altamont Avenue, Schenectady, NY 12305	Owned	2012	1,843
1208 Route 146, Clifton Park, NY 12065	Leased	1995	1
10 Kendall Way, Malta, NY 12020	Owned	2016	1,749
78 Main Avenue, Wynantskill, NY 12198	Owned	2014	1,764
712 Hoosick Street, Brunswick, NY 12180	Owned	2015	1,809
329 Glenmont Road, Glenmont, NY 12077	Leased	2014	186
142 Saratoga Avenue, Waterford, NY 12188	Owned	2015	1,481
1770 Central Avenue, Albany, NY 12205	Leased	2019	225
602 North Greenbush Road, Rensselaer, NY 12144	Leased	2017	265
90 State Street, Albany, NY 12207	Leased	2013	165
1881‑1883 Western Avenue, Albany, NY 12203	Owned	2018	4,620
184 Delaware Avenue, Delmar, NY 12054	Owned	2010	907
843 Route 146, Clifton Park, NY 12065	Leased	2012	185
426 State Street, Schenectady, NY 12305	Leased	2014	174
440 Main Street, Cairo, NY 12413	Owned	2016	363
11565 NY‑32, Greenville, NY 12083	Leased	2016	11
739 Upper Glen Street, Queensbury, NY 12804	Leased	2017	63
100 Mohawk Street, Cohoes, NY 12047	Owned	2017	511
(1)	The property is subject to a ground lease.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part II, Item 8–Financial Statements and Supplementary Data – Note 15 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities”.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company has been listed on The Nasdaq Capital Market under the symbol “PBFS” since July 18, 2019. At September 13, 2022, the Company had approximately 1,023 stockholders of record.

The Company currently does not anticipate paying a dividend to its stockholders. The payment and amount of any dividend payments will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; the Federal Reserve Board’s current policy and regulations restricting the waiver of dividends by mutual holding companies; and general economic conditions.

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, the Bank’s ability to pay dividends may be limited if it does not have the capital conservation buffer required by certain capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the NYSDFS, may be paid in addition to, or in lieu of, regular cash dividends.

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended June 30, 2022.

ITEM 6.[Reserved]

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived in part from the audited consolidated financial statements that appear beginning on page 70 of this Annual Report on Form 10-K. Please read the information in this section in conjunction with the business and financial information regarding the Company, the Bank and the audited consolidated financial statements that appear starting on page 70 of this Annual Report on Form 10-K.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased (decreased) through charges (credits) to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for loan losses when realized.

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges and, insurance and wealth management services income. Our non-interest income also includes net gain or losses on equity securities, net gain or losses on sales and calls of available for sale securities, net gains or losses in cash surrender value of bank owned life insurance, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

Non-Interest Expense. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, federal deposit insurance premiums, professional fees, litigation-related expense, and other general and administrative expenses, as well as employee retention credits.

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

Employee retention credit is the benefit recorded related to a refundable credit against certain employment taxes as described in “Recent Developments – Employee Retention Credit.”

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

Select Financial Data

The following tables set forth selected consolidated historical financial and other data for the Company on a consolidated basis at and for the years ended June 30, 2022 and 2021.

	At June 30,
	2022	2021

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,964,229	$1,796,252
Cash and cash equivalents	376,060	324,963
Securities available for sale	481,790	264,602
Securities held to maturity	23,952	10,878
Equity securities	2,039	2,879
Federal Home Loan Bank stock	1,091	1,215
Loans, net of allowance for loan losses	982,566	1,081,799
Bank-owned life insurance	17,165	17,212
Premises and equipment, net	37,312	38,918
Deposits	1,680,283	1,530,896
Shareholders' equity	242,627	237,822

	For the Years Ended June 30,
	2022	2021

	(In thousands except for per share amounts)
Selected Operating Data:
Interest and dividend income	$43,842	$43,927
Interest expense	1,464	2,110
Net interest income	42,378	41,817
Provision for loan losses	(550)	4,050
Net interest income after provision for loan losses	42,928	37,767
Noninterest income	14,074	15,750
Noninterest expense	43,664	50,857
Income before income taxes	13,338	2,660
Income tax expense	3,059	1,583
Net income	10,279	1,077
Earnings per share	$0.41	$0.04

	At or For the Years Ended June 30,
	2022	2021

Performance Ratios:
Return on average assets	0.54%	0.07%
Return on average equity	4.30%	0.48%
Interest rate spread (1)	2.35%	2.69%
Net interest margin (2)	2.41%	2.79%
Non-interest expenses to average assets	2.31%	3.09%
Efficiency ratio (3)	77.35%	88.34%
Average interest-earning assets to average interest-bearing liabilities	165.40%	166.18%

Capital Ratios (4):
Average equity to average assets	12.63%	13.77%
Total capital to risk weighted assets	19.25%	18.08%
Tier 1 capital to risk weighted assets	17.98%	16.82%
Common equity tier 1 capital to risk weighted assets	17.98%	16.82%
Tier 1 capital to average assets	9.48%	10.00%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	2.04%	2.11%
Allowance for loan losses as a percentage of non-performing loans	320.85%	106.08%
Net charge-offs to average outstanding loans during the year	0.02%	0.32%
Non-performing loans as a percentage of total loans	0.70%	1.99%
Non-performing loans as a percentage of total assets	0.36%	1.22%
Total non-performing assets as a percentage of total assets	0.36%	1.24%

Other:
Number of offices	22	22
Number of full-time equivalent employees	256	245
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the years.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital Ratios are for the Bank.

Recent Developments

Acquisitions

On December 10, 2021 and December 22, 2021, respectively, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of two practices engaged in the wealth management services business in the Capital Region. The Company paid an aggregate of $1.5 million in cash and recorded $728,000 in contingent consideration payable to acquire the assets and recorded an $890,000 customer list intangible asset and goodwill in the amount of $1.3 million in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since the respective acquisition dates.

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

COVID-19 Pandemic

The COVID-19 crisis is expected to continue to adversely impact the Company’s financial results, as well as demand for its services and products in fiscal year 2023 and potentially beyond. The short and long-term implications of the COVID-19 crisis, and related monetary and fiscal stimulus measures, on the Company’s future operations, revenues, earnings results, allowance for loan losses, capital reserves, and liquidity are unknown at this time. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain and not currently estimable, however the impact could be adverse and material.

The Bank participated in the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. As of June 30, 2022, the Bank’s commercial loan portfolio included 15 PPP loans totaling $1.8 million. The Bank assisted a substantial number of its PPP borrowers with forgiveness requests during the fiscal year of 2022 and expects to assist the majority of its remaining PPP borrowers with forgiveness requests during the first fiscal quarter of 2023. As of June 30, 2022, the Bank has received forgiveness or loan payoffs related to 952 borrowers’ PPP loans for a total of $113.6 million.

From a credit risk and lending perspective, the Company has taken actions to identify and assess its COVID-19 related credit exposures based on asset class and borrower type. Through June 30, 2022, no specific COVID-19 related credit impairment was identified within the Company’s investment securities portfolio, including the Company’s municipal securities portfolio. With respect to the Company’s lending activities, the Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that may be experiencing financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) have been provided. In relation to its commercial and consumer borrowers, as of June 30, 2022, the Company had no COVID-19 related financial hardship payment deferrals.

Employee Retention Credit

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

The Company evaluated its eligibility for the ERC in the second fiscal quarter of 2022. The Company determined it qualified for the ERC for the first quarter of calendar 2021, using the alternative quarter election, because the Company’s gross receipts decreased more than 20% for the fourth quarter of 2020 from the respective quarter in 2019, and for the second and third quarters of calendar 2021 because the Company’s gross receipts decreased more than 20% for each quarter in 2021 from each of the respective quarters of 2019, the relevant criteria for the ERC. The Company has amended certain payroll tax filings to apply for a refund for each of the first three quarters of calendar 2021. The Internal Revenue Service has a significant backlog of ERC refunds to process. Taxpayers have reported waiting anywhere from ten to twelve months and in some cases longer for their ERC refunds. The Company currently estimates that it will receive the refunds in the third fiscal quarter of 2023.

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

During the year ended June 30, 2022, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company has recorded an ERC grant receivable of $5.0 million in other assets in the consolidated statements of condition at June 30, 2022.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through June 30, 2022, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential monetary exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through June 30, 2022, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The

Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the years ended June 30, 2022 and 2021, the Bank recognized insurance recoveries in the amount of $3.8 million and $1.3 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations. For additional details regarding legal, other proceedings and related matters, including litigation-related expense, see, “Part I, Item 3 – Legal Proceedings”.

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable diversified financial institution focused on our relationship-based model of customer engagement which we believe will result in growth through new customer acquisition, deepened existing customer relationships, and further market penetration.  We are focused on growing our broad range of financial products and services for individual, business and municipal customers by continuing to expand our banking, insurance, consulting, and wealth management businesses.  We distinguish ourselves by maintaining the culture of a local community bank, emphasizing an engaged workforce, creating positive community impact all while offering a full range of comprehensive financial products and services, in a consultative approach. We believe that we have a competitive advantage in the markets we serve because of our over 130-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service.  The following are the key elements of our business strategy:

Strategically grow our balance sheet. We believe there is a large customer base in our market that prefers doing business with local institutions and may be seeking more relationship-based service than they receive from the larger regional banks and other financial services providers. By offering personalized relationship-based customer service, along with our extensive knowledge of our local markets and a wide range of product offerings, we believe it has allowed us to establish strong relationships with our customers. We believe we can leverage these strengths to attract and retain customers. We have embarked on a sales enablement strategy that is focused on engaging in a multidisciplinary approach to customer interaction.  We have also undergone a significant rebranding effort and updated our branch layout, website and other technology infrastructure that prioritizes the customer experience.  Based on the foregoing, our attractive market area and strategic investment in technology to enhance the customer experience, we believe we are well-positioned to strategically grow our balance sheet.

Continue our emphasis on commercial customer acquisition, with a targeted focus on commercial lending. We view the growth of commercial lending, consistent with safe and sound underwriting practices, as a means of increasing our interest income and establishing relationships with local businesses. These relationships will offer a recurring and potentially broader source of fee income through commercial deposits, commercial insurance and employee benefits products and consulting. We generally require that commercial and industrial loan borrowers establish a commercial deposit account with us, which assists our efforts to grow core deposits and cross-sell our other products and services.  Our focus on commercial lending also has the benefits of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans.  However, we have sought to maintain an appropriate balance in the overall loan portfolio between our commercial and non-commercial loans to diversify our credit risk.

Diversify our products and services to increase non-interest income. We continue to seek ways of increasing our customer base and non-interest income by growing our financial services businesses. We sell commercial and personal insurance products and provide employee benefits products and services through our wholly-owned subsidiary, Anchor Agency, Inc., which we acquired in 2016, and grew with our acquisition in 2017 of substantially all of the operating assets of Capital Region Strategic Employee Benefits Services, LLC, an employee benefits and consulting firm. We initially entered into the wealth management services business by establishing Pioneer Financial Services, Inc. in 1997 as a wholly-owned subsidiary of the Bank (which operates under the name Pioneer Wealth Management). We substantially grew this business with the acquisition of substantially all of the operating assets of Ward Financial Management, LTD in 2018, and further expanded this business with the acquisition of substantially all of the operating assets of three wealth management practices in fiscal 2022 (see “Recent Developments – Acquisitions”). At June 30, 2022, Pioneer Financial Services, Inc.

had $690.8 million of assets under management. We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may further increase our non-interest income, and also to cross-sell our banking services and products to customers and clients of Anchor Agency, Inc. and Pioneer Financial Services, Inc. We intend to consider future acquisition opportunities to expand our insurance, wealth management or other complementary financial services businesses.

Increase our Share of Lower-Cost Core Deposits. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities located in our market area. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-sell the products and services of our complementary subsidiaries. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. Our core deposits increased $578.5 million to $1.6 billion at June 30, 2022 from $1.0 billion at June 30, 2018. At June 30, 2022, core deposits comprised 95.2% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

Continue to focus on our commitment to an engaged workforce.  We continue to focus on ways to further enhance the employee engagement of our team.  We seek to retain our position as an employer of choice for top talent in the Capital Region through a focus on career and leadership development opportunities, and attention to providing a robust and competitive benefits package for our employees.  We do this through the lens of an inclusive and diverse workforce. We provide opportunities for our employees to engage in meaningful ways in the community and will enhance this engagement through the philanthropic efforts of the Pioneer Bank Charitable Foundation.

Critical Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies and estimates discussed below to be critical accounting policies and estimates. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to continue to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies and estimates:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the relevant balance sheet date. The amount of the allowance is based on significant estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The methodology for determining the allowance for loan losses is considered a critical accounting estimate by management due to the high degree of judgment involved, the subjectivity of the assumptions used and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

Legal Proceedings and Other Contingent Liabilities.  In the ordinary course of business, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of our business. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, we generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. Our estimate of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, we establish an accrued liability and record a corresponding amount of litigation-related expense. We continue to monitor the matters for further developments, including our interactions with various regulatory agencies with supervisory authority over us,  that could affect the amount of the accrued liability that has been previously established. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties.  The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual which could have a material negative effect on our financial results.  The estimated range of possible loss does not represent our maximum loss exposure.

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At June 30, 2022 and 2021, no valuation allowance was required.

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

Investment Securities. Available-for-sale and held-to-maturity debt securities are reviewed by management on a quarterly basis, and more frequently when economic or market conditions warrant, for possible other-than-temporary impairment. In determining other-than-temporary impairment, management considers many factors, including the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statement of operations. The assessment of whether other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. In order to determine other-than-temporary impairment for mortgage-backed securities, asset-backed securities and collateralized mortgage obligations, we compare the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. Other-than-temporary impairment is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

	For the Years Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,012,125	$39,557	3.91%	$1,127,282	$42,394	3.76%
Securities	381,685	2,954	0.77%	155,946	1,218	0.78%
Interest-earning deposits	367,509	1,331	0.36%	217,957	315	0.14%
Total interest-earning assets	1,761,319	43,842	2.49%	1,501,185	43,927	2.93%
Non-interest-earning assets	131,794			143,397
Total assets	$1,893,113			$1,644,582

Interest-bearing liabilities:
Demand deposits	$196,450	252	0.13%	$151,211	181	0.12%
Savings deposits	312,177	103	0.03%	275,095	125	0.05%
Money market deposits	465,603	385	0.08%	370,506	519	0.14%
Certificates of deposit	86,770	627	0.72%	102,628	1,201	1.17%
Total interest-bearing deposits	1,061,000	1,367	0.13%	899,440	2,026	0.23%
Borrowings and other	3,867	97	2.51%	3,890	84	2.16%
Total interest-bearing liabilities	1,064,867	1,464	0.14%	903,330	2,110	0.23%
Non-interest-bearing deposits	567,286			492,035
Other non interest-bearing liabilities	21,870			22,801
Total liabilities	1,654,023			1,418,166
Total shareholders' equity	239,090			226,416
Total liabilities and shareholders' equity	$1,893,113			$1,644,582
Net interest income		$42,378			$41,817
Net interest rate spread (1)			2.35%			2.69%
Net interest-earning assets (2)	$696,452			$597,855
Net interest margin (3)			2.41%			2.79%
Average interest-earning assets to interest-bearing liabilities	165.40%			166.18%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,
	2022 vs. 2021
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(4,454)	$1,617	$(2,837)
Securities	1,747	(11)	1,736
Interest-earning deposits	318	698	1,016
Total interest-earning assets	(2,389)	2,304	(85)

Interest-bearing liabilities:
Demand deposits	57	14	71
Savings deposits	15	(37)	(22)
Money market deposits	112	(246)	(134)
Certificates of deposit	(165)	(409)	(574)
Total interest-bearing deposits	19	(678)	(659)
Borrowings and other	—	13	13
Total interest-bearing liabilities	19	(665)	(646)

Change in net interest income	$(2,408)	$2,969	$561

Comparison of Financial Condition at June 30, 2022 and June 30, 2021

Total Assets. Total assets increased $168.0 million, or 9.4%, to $1.96 billion at June 30, 2022 from $1.80 billion at June 30, 2021. The increase was due primarily to an increase of $217.2 million, or 82.1%, in securities available for sale as well as a $51.1 million, or 15.7%, increase in cash and cash equivalents partially offset by a decrease of $99.2 million, or 9.2%, in net loans receivable and a decrease of $14.3 million, or 35.1%, in other assets. The $14.3 million decrease in other assets from $40.6 million at June 30, 2021 to $26.3 million at June 30, 2022 was primarily due to a decrease in the estimated fair value of derivative assets related to interest rate swaps.

Cash and Cash Equivalents. Total cash and cash equivalents increased $51.1 million, or 15.7%, to $376.1 million at June 30, 2022 from $325.0 million at June 30, 2021. This increase primarily resulted from net increases in deposits of $149.4 million from $1.5 billion at June 30, 2021 to $1.7 billion at June 30, 2022 primarily due to deposit customers continuing to increase cash balances during the COVID-19 pandemic, as well as, federal stimulus funds being received by municipal deposit customers.

Securities Available for Sale. Total securities available for sale increased $217.2 million, or 82.1%, to $481.8 million at June 30, 2022 from $264.6 million at June 30, 2021. The increase was primarily due to purchases of U.S Government and agency obligations and municipal obligations during the year ended June 30, 2022 to deploy excess liquidity and to collateralize an increase in municipal deposits.

Securities Held to Maturity. Total securities held to maturity increased $13.1 million, or 120.2%, to $24.0 million at June 30, 2022 from $10.9 million at June 30, 2021 primarily due to the purchase of $13.0 million of corporate debt securities to deploy excess liquidity.

Net Loans. Net loans of $982.6 million at June 30, 2022 decreased $99.2 million, or 9.2%, from $1.08 billion at June 30, 2021. By loan category, commercial and industrial loans decreased by $64.7 million, or 38.5%, to $103.2 million at June 30, 2022 from $167.9 million at June 30, 2021; commercial real estate loans decreased $36.6 million, or 7.5%, to $453.5 million at June 30, 2022 from $490.1 million at June 30, 2021; one- to four-family residential real estate loans decreased $9.2 million, or 3.3%, to $270.3 million at June 30, 2022 from $279.5 million at June 30, 2021 and consumer loans decreased $3.3 million, or 12.8%, to $22.3 million at June 30, 2022 from $25.6 million at June 30, 2021. These decreases were partially offset by an increase in commercial construction loans of $6.2 million, or 9.5%, to $71.1 million at June 30, 2022 from $64.9 million at June 30, 2021 and an increase in home equity loans and lines of credit of $5.7 million, or 7.6%, to $81.2 million at June 30, 2022 from $75.5 million at June 30, 2021. The decrease in commercial and industrial loans was primarily due to the forgiveness and repayment of PPP loans during the year ended June 30, 2022, as well as, various pay downs and payoffs. Commercial and industrial loans included PPP loans of $1.8 million as of June 30, 2022, representing a decrease of $49.7 million from $51.5 million as of June 30, 2021. The decrease in commercial real estate loans and one- to four-family residential real estate loans were both related to loan payoffs outpacing loan originations. The decrease in consumer loans was related to reduced line of credit utilization. The increase in commercial construction loans was due to funding of increased construction commitments. The increase in home equity loans and lines of credit was related to loan originations outpacing amortization and prepayments.

Deposits. Total deposits increased $149.4 million, or 9.8%, to $1.68 billion at June 30, 2022 from $1.53 billion at June 30, 2021. The increase in deposits reflected an increase in non-interest-bearing demand accounts of $88.6 million, or 17.5%, to $593.5 million at June 30, 2022 from $504.9 million at June 30, 2021; money market accounts of $42.7 million, or 9.4%, to $497.2 million at June 30, 2022 from $454.5 million at June 30, 2021; an increase in savings accounts of $25.5 million, or 8.5%, to $326.3 million at June 30, 2022 from $300.8 million at June 30, 2021 and an increase in interest-bearing demand accounts of $7.0 million, or 4.0%, to $182.8 million at June 30, 2022 from $175.8 million at June 30, 2021. These increases were partially offset by a decrease in certificates of deposit of $14.3 million, or 15.1%, to $80.6 million at June 30, 2022 from $94.9 million at June 30, 2021. The increase in non-interest-bearing demand accounts, interest-bearing demand accounts and money market accounts was primarily related to growth in municipal deposits and commercial deposit relationships. The increase in savings accounts was principally related to growth in existing consumer depositor accounts. The decrease in certificates of deposit was primarily due to the maturity of various accounts.

Total Shareholders’ Equity. Total shareholders’ equity increased $4.8 million, or 2.0%, to $242.6 million at June 30, 2022 from $237.8 million at June 30, 2021. The increase was principally due to an increase in retained earnings of $10.3 million and increases in the unallocated common stock of the ESOP of $683,000 partially offset by an increase in accumulated other comprehensive loss of $6.1 million primarily due to an increase in unrealized holding losses on our available for sale securities portfolio as a result of the increase in market rates partially offset by changes in our defined benefit plan.

Comparison of Operating Results for the Years Ended June 30, 2022 and June 30, 2021

General.  Net income increased by $9.2 million, or 854.4%, to $10.3 million for the year ended June 30, 2022 from $1.1 million for the year ended June 30, 2021. The increase was primarily due to a $7.2 million decrease in non-interest expense, a $4.6 million decrease in the provision for loan losses and a $561,000 increase in net interest income, partially offset by a $1.7 million decrease in non-interest income and a $1.5 million increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income decreased $85,000, or 0.2%, to $43.8 million for the year ended June 30, 2022, from $43.9 million for the year ended June 30, 2021 due to a decrease in interest income on loans, partially offset by increases in interest income on securities and interest-earning deposits. The decrease was primarily due to a change in the interest earning asset mix as the average balance of securities and interest-earning deposits increased which resulted in a decrease in the average yield on interest-earning assets to 2.49% for the year ended June 30, 2022, from 2.93% for the year ended June 30, 2021, despite an increase in the average balance of interest-earning assets of $260.1 million during the year ended June 30, 2022 as compared to the prior year.

Interest income on loans decreased $2.8 million, or 6.7%, to $39.6 million for the year ended June 30, 2022 from $42.4 million for the year ended June 30, 2021. Interest income on loans decreased primarily due to a $115.2 million decrease in the average balance of loans to $1.01 billion for the year ended June 30, 2022 from $1.13 billion for the year ended June 30, 2021, partially offset by a 15 basis points increase in the average yield on loans to 3.91% for the year ended June 30, 2022 from 3.76% for the year ended June 30, 2021. The decrease in average balance of loans was primarily due to PPP loan forgiveness and prepayments of commercial real estate loans. The increase in the average yield on loans was primarily due to the upward adjustment of interest rates on our existing adjustable-rate loans following the actions taken by the Federal Reserve Board to increase short-term interest rates, as well as the accelerated recognition of PPP loan fees.

Interest income on securities increased $1.7 million, or 142.5%, to $2.9 million for the year ended June 30, 2022 from $1.2 million for the year ended June 30, 2021. Interest income on securities increased primarily due to an increase in the average balance of securities of $225.8 million to $381.7 million for the year ended June 30, 2022 from $155.9 million for the year ended June 30, 2021, marginally offset by a one basis point decrease in the average yield on securities to 0.77% for the year ended June 30, 2022 from 0.78% for the year ended June 30, 2021. The increase in the average balance of securities was due to increased purchases of U.S. government and agency and municipal obligation securities during the year ended June 30, 2022 as compared to the year ended June 30, 2021.

Interest income on interest-earning deposits increased $1.0 million, or 322.5%, to $1.3 million for the year ended June 30, 2022 from $315,000 for the year ended June 30, 2021. Interest income on interest-earning deposits increased due to a 22 basis points increase in the average yield on interest-earning deposits to 0.36% for the year ended June 30, 2022 from 0.14% for the year ended June 30, 2021 as market interest rates increased, as well as an increase in the average balance of interest-earning deposits to $367.5 million for the year ended June 30, 2022 from $218.0 million for the year ended June 30, 2021, as management favored maintaining increased levels of cash and cash equivalents during the COVID-19 pandemic.

Interest Expense.  Interest expense decreased $646,000, or 30.6%, to $1.5 million for the year ended June 30, 2022 from $2.1 million for the year ended June 30, 2021 as a result of a decrease in interest expense on deposits. The decrease primarily reflected a nine basis points decrease in the average cost of interest-bearing liabilities to 0.14% for the year ended June 30, 2022 from 0.23% for the year ended June 30, 2021, offset in part by a $161.6 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits decreased $659,000, or 32.5%, to $1.4 million for the year ended June 30, 2022 from $2.0 million for the year ended June 30, 2021. Interest expense on interest-bearing deposits decreased primarily due to a 10 basis points decrease in the average cost of interest-bearing deposits to 0.13% for the year ended June 30, 2022 from 0.23% for the prior year, offset in part by a $161.6 million increase in the average balance of deposits to $1.06 billion for the year ended June 30, 2022 from $899.4 million for the year ended June 30, 2021. The decrease in the average cost of deposits was a result of lower market deposit rates, as well as repricing of certificates of deposit that have matured over the last twelve months. The increase in average interest-bearing deposits was primarily due to increases in various deposit categories during the year ended June 30, 2022 as compared to the prior year, centered primarily in municipal and commercial interest-bearing deposit accounts.

Net Interest Income.  Net interest income increased $561,000, or 1.3%, to $42.4 million for the year ended June 30, 2022 compared to $41.8 million for the year ended June 30, 2021. The increase was a result of a $98.6 million increase in the average balance of net interest-earning assets to $696.5 million for the year ended June 30, 2022 from $597.9 million for the year ended June 30, 2021, offset by a 34 basis points decrease in the net interest rate spread to 2.35% for the year ended June 30, 2022 from 2.69% for the year ended June 30, 2021. The net interest margin decreased 38 basis points to 2.41% for the year ended June 30, 2022 from 2.79% for the year ended June 30, 2021.

Provision for Loan Losses.  We recorded a credit to the provision of $550,000 for the year ended June 30, 2022, a decrease of $4.6 million as compared to the year ended June 30, 2021. The credit to the provision was mainly attributable to a decrease in net charge-offs and improving credit trends for the year ended June 30, 2022 as compared to the year ended June 30, 2021. Net charge-offs decreased to $185,000 for the year ended June 30, 2022, compared to $3.6 million for the year ended June 30, 2021. Net charge-offs for the year ended June 30, 2022 included charge-offs in the various loan categories totaling $1.1 million which were largely offset by recoveries of $930,000, including a partial recovery in the amount of $825,000 related to a commercial and industrial loan that was charged-off during the year ended June 30, 2021. Non-performing assets decreased to $7.0 million, or 0.36% of total assets, at June 30, 2022, compared to $22.3 million, or 1.24% of total assets, at June 30, 2021. The allowance for loan losses was $22.5 million, or 2.04% of net loans outstanding, at June 30, 2022 and $23.3 million, or 2.11% of net loans outstanding, at June 30, 2021.

Non-Interest Income.  Non-interest income decreased $1.7 million, or 10.6%, to $14.1 million for the year ended June 30, 2022 from $15.8 million for the year ended June 30, 2021. The decrease was primarily due to a $1.9 million decrease in the net gain / (loss) on equity securities, offset in part by a $263,000 increase in net gains on disposal of assets. The losses on equity securities during the year ended June 30, 2022 as compared to gains during the year ended June 30, 2021 were due to declining equity market performance. The net gain on the disposal of assets was related to the sale of other real estate owned.

Non-Interest Expense.  Non-interest expense decreased $7.2 million, or 14.1%, to $43.7 million for the year ended June 30, 2022 from $50.9 million for the year ended June 30, 2021. The decrease in non-interest expense was primarily due to the recognition of employee retention credits totaling $5.0 million as well as a $3.3 million decrease in litigation-related expense (see Item 3 – “Legal Proceedings,” section) offset in part by a $790,000 increase in net occupancy and equipment and a $394,000 increase in insurance premiums. Net occupancy and equipment costs primarily increased due to contractual cost increases in service contracts. The increase in insurance premiums was principally due to increases in annual insurance renewals.

Income Tax Expense. Income tax expense increased $1.5 million to $3.1 million for the year ended June 30, 2022 from $1.6 million for the year ended June 30, 2021 and resulted in an effective tax rate of 22.9% for the year ended June 30, 2022 compared to 59.5% for the year ended June 30, 2021. The decrease in our effective tax rate for 2022 was primarily due to the inclusion of non-deductible expenses in net income for the year ended June 30, 2021. Income tax expense increased as a result of an increase in income before income taxes.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2022, we had the ability to borrow up to $313.6 million, of which none was utilized for borrowings and $32.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2022, we had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance.

We cannot accurately predict what the impact of the events described in “Recent Developments – COVID-19 Pandemic and Mann Entities Related Fraudulent Activity” above and in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other regulatory proceedings, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. Excluding legal fees and expenses, litigation-related expense of $1.2 million and $4.5 million was recognized for the year ended June 30, 2022 and 2021, respectively. See Item 3 – “Legal Proceedings” section. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $51.3 million in excess of the accrued liability, if any, as of June 30, 2022. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to face civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2022.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2022, cash and cash equivalents totaled $376.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $481.8 million at June 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2022 totaled $56.8 million, or 3.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NYSDFS and the FDIC. At June 30, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 17 in the Notes to the consolidated financial statements.

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

At June 30, 2022, we had $279.9 million of commitments to originate loans, comprised of $158.8 million of commitments under commercial loans and lines of credit (including $57.2 million of unadvanced portions of commercial construction loans), $61.6 million of commitments under home equity loans and lines of credit, $51.9 million of commitments to purchase one- to four-family residential real estate loans and $7.6 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2022, we had $30.2 million in standby letters of credit outstanding. See Note 15 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 2 in the Notes to the consolidated financial statements that appear starting on page 75 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Not applicable, as the Company is a “smaller reporting company.”

ITEM 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pioneer Bancorp, Inc.

Albany, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Pioneer Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2022, and 2021, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bonadio & Co., LLP

Pittsford, New York

September 23, 2022

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2022	2021
Assets
Cash and due from banks	$29,831	$24,492
Federal funds sold	3,466	180
Interest-earning deposits with banks	342,763	300,291
Cash and cash equivalents	376,060	324,963

Securities available for sale, at fair value	481,790	264,602
Securities held to maturity (fair value of $22,467 at June 30, 2022; and $10,919 at June 30, 2021)	23,952	10,878
Equity securities, at fair value	2,039	2,879
Federal Home Loan Bank of New York stock	1,091	1,215
Net loans receivable	982,566	1,081,799
Accrued interest receivable	4,623	4,046
Premises and equipment, net	37,312	38,918
Bank-owned life insurance	17,165	17,212
Goodwill	8,799	7,292
Other intangible assets, net	2,494	1,843
Other assets	26,338	40,605
Total assets	$1,964,229	$1,796,252

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$593,461	$504,888
Interest bearing deposits	1,086,822	1,026,008
Total deposits	1,680,283	1,530,896
Mortgagors’ escrow deposits	5,586	5,811
Other liabilities	35,733	21,723
Total liabilities	1,721,602	1,558,430

Commitments and contingent liabilities - See Note 15

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and June 30, 2021)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of June 30, 2022 and June 30, 2021)	260	260
Additional paid in capital	113,713	113,815
Retained earnings	151,090	140,811
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(11,256)	(11,939)
Accumulated other comprehensive loss	(11,180)	(5,125)
Total shareholders' equity	242,627	237,822
Total liabilities and shareholders' equity	$1,964,229	$1,796,252

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended
	June 30,
	2022	2021
Interest and dividend income:
Loans	$39,557	$42,394
Securities	2,954	1,218
Interest-earning deposits with banks and other	1,331	315
Total interest and dividend income	43,842	43,927

Interest expense:
Deposits	1,367	2,026
Borrowings and other	97	84
Total interest expense	1,464	2,110
Net interest income	42,378	41,817
Provision for loan losses	(550)	4,050
Net interest income after provision for loan losses	42,928	37,767

Noninterest income:
Bank fees and service charges	6,463	6,569
Insurance and wealth management services	7,078	6,813
Net (loss) gain on equity securities	(37)	1,820
Net gain on securities transactions	38	—
Net gain on disposal of assets	275	12
Other	257	536
Total noninterest income	14,074	15,750

Noninterest expense:
Salaries and employee benefits	25,855	26,333
Net occupancy and equipment	7,268	6,478
Data processing	4,067	3,689
Advertising and marketing	520	618
Insurance premiums	819	425
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	765	1,017
Professional fees	3,511	3,666
Litigation-related expense	1,200	4,500
Employee retention credit	(5,029)	—
Other	4,688	4,131
Total noninterest expense	43,664	50,857
Income before income taxes	13,338	2,660
Income tax expense	3,059	1,583
Net income	$10,279	$1,077

Net earnings per common share:
Basic	$0.41	$0.04
Diluted	$0.41	$0.04

Weighted average shares outstanding - basic and diluted	25,131,195	25,067,550

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended
	June 30,
	2022	2021

Net income	$10,279	$1,077

Other comprehensive (loss) income:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(14,903)	(292)
Reclassification adjustment for gains included in net income	(38)	—
	(14,941)	(292)
Tax benefit	(3,905)	(76)
	(11,036)	(216)
Defined benefit plan:
Change in funded status of defined benefit plans	6,410	15,172
Reclassification adjustment for settlement recognition	334	—
Reclassification adjustment for amortization of net actuarial loss	—	1,698
	6,744	16,870
Tax expense	1,763	4,409
	4,981	12,461
Total other comprehensive (loss) income	(6,055)	12,245
Comprehensive income	$4,224	$13,322

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2020	25,977,679	$260	$113,963	$139,734	$(12,621)	$(17,370)	$223,966

Net income	—	—	—	1,077	—	—	1,077
Other comprehensive income	—	—	—	—	—	12,245	12,245
ESOP shares committed to be released (50,916 shares)	—	—	(148)	—	682	—	534
Balance as of June 30, 2021	25,977,679	$260	$113,815	$140,811	$(11,939)	$(5,125)	$237,822

Net income	—	—	—	10,279	—	—	10,279
Other comprehensive loss	—	—	—	—	—	(6,055)	(6,055)
ESOP shares committed to be released (50,916 shares)	—	—	(102)	—	683	—	581
Balance as of June 30, 2022	25,977,679	$260	$113,713	$151,090	$(11,256)	$(11,180)	$242,627

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Net income	$10,279	$1,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,744	2,857
Provision for loan losses	(550)	4,050
Net amortization on securities	1,676	763
ESOP compensation	581	534
Loss on bank-owned life insurance	47	28
Net gain on the sale or disposal of premises and equipment and other real estate owned	(275)	(12)
Proceeds from sale of loans	108	317
Net gain on sale of loans	(3)	(27)
Net loss (gain) on equity securities	37	(1,820)
Net gain on securities transactions	(38)	—
Deferred tax expense (benefit)	708	(1,202)
Increase in accrued interest receivable	(577)	(579)
Decrease in other assets	21,647	20,592
Increase in other liabilities	13,583	6,075
Net cash provided by operating activities	49,967	32,653

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	103,808	56,543
Proceeds from sales of securities available for sale	5,267	—
Purchases of securities available for sale	(342,842)	(246,432)
Proceeds from maturities and paydowns of securities held to maturity	4,696	4,321
Purchases of securities held to maturity	(17,770)	(8,377)
Proceeds from sales of equity securities	803	7,474
Net redemptions (purchases) of FHLBNY stock	124	(205)
Net decrease in loans receivable	99,129	62,001
Purchases of premises and equipment	(780)	(596)
Proceeds from sale of premises and equipment, and other real estate owned	1,190	165
Cash paid for acquisitions	(1,657)	—
Net cash used in investing activities	(148,032)	(125,106)

Cash flows from financing activities:
Net increase in deposits	149,387	260,746
Net decrease in mortgagors’ escrow deposits	(225)	(233)
Net cash provided by financing activities	149,162	260,513

Net increase in cash and cash equivalents	51,097	168,060
Cash and cash equivalents at beginning of period	324,963	156,903
Cash and cash equivalents at end of period	$376,060	$324,963

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,461	$2,122
Income taxes	$1,500	$2,000
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$550	$258
Acquisition contingent consideration payable	$858	$—

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

Securities Available for Sale, Securities Held to Maturity and Equity Securities

Management determines the appropriate classification of debt securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If debt securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt securities are classified as securities available for sale and reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive loss, a component of shareholders’ equity. All marketable equity securities are reported at fair value, with changes in fair value recognized through net income in the consolidated statements of operations. At June 30, 2022 and 2021, and during the years then ended, the Company did not hold any securities considered to be trading securities.

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

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

At June 30, 2022 and 2021 the Company had no loans held for sale.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased (decreased) through charges (credits) to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal is not probable. Recoveries on loans previously charged-off are credited to the allowance for loan losses when realized. The allowance is an amount that management believes is adequate for probable incurred losses on existing loans.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent one, three, five or ten year periods, whichever is highest. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: Commercial, Residential Mortgages, Home Equity Loans and Lines, and Consumer. Commercial loan classes include commercial real estate, commercial and industrial and construction.

The risk characteristics of each of the identified portfolio segments and classes are as follows:

Commercial – Commercial real estate loans are secured by multi-family and nonresidential real estate and generally have larger balances and involve a greater degree of risk than residential real estate loans. Commercial real estate loans depend on the global cash flow analysis of the borrower and the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the cash flow from the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. Commercial real estate is also subject to adverse market conditions that cause a decrease in market value or lease rates, obsolescence in location or function and market conditions associated with oversupply in a specific region.

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

The derivatives are not designated as hedges for accounting purposes and therefore all derivatives are recorded at fair value as derivative assets and derivative liabilities, included in other assets and other liabilities, respectively, in the consolidated statements of condition, with changes in fair value recognized as non-interest income in the consolidated statements of operations.

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

Cash Reserve Requirement

The Company may be required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The Company had no reserve requirement at June 30, 2022 and 2021.

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

Impact of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02 to its guidance on “Leases (Topic 842)”. The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing GAAP. Classification depends on the same five criteria used by lessees plus certain additional factors. The subsequent accounting treatment for all three lease types is substantially equivalent to existing GAAP for sales-type leases, direct financing leases, and operating leases. However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606. Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The adoption of this ASU will result in a gross up of the Consolidated Statements of Condition for right-of-use assets and associated lease liabilities for operating leases in which the Company is the lessee. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 - Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends FASB Accounting Standards Codification (ASC), Leases (Topic 842), to (1) add an optional transition method that would permit entities to apply the new requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption, and (2) provide a practical expedient for lessors regarding the separation of the lease and non-lease components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which addresses issues related to (1) sales tax and similar taxes collected from lessees, (2) certain lessor costs, and (3) recognition of variable payments for contracts with lease and non-lease components. In June 2020, the FASB issued No. ASU 2020-05, Coronavirus Disease 2019 (“COVID-19”) in response to the pandemic which has adversely affected the global economy and caused significant and widespread business and capital market disruptions. The FASB is committed to supporting and assisting stakeholders during this difficult time. The FASB issued ASU 2020-05 as a limited deferral of the effective dates of certain ASUs, including ASU 2016-02 (including amendments issued after the issuance of the original) to provide immediate, near-term relief for certain entities for whom these ASUs are either currently effective or imminently effective. The Company elected to defer the adoption of the amendments in ASU 2016-02 to the fiscal year beginning July 1, 2022. On July 1, 2022, the Company recorded a ROU asset for $6.5 million and a lease liability for $6.9 million for the Company’s lease obligations.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740.  This update simplifies and improves accounting for income taxes by eliminating certain exceptions to the general rules and clarifying or amending other current guidance. The scope of FASB ASC Subtopic 740-10, Income Taxes -Overall, has been amended to require that, if a franchise (or similar tax) is partially based on income, (1) deferred tax assets and liabilities should be recognized and accounted for pursuant to FASB ASC 740, as should the amount of current tax expense that is based on income, and (2) any incremental amount incurred should be recorded as a non-income-based tax. Note that under the amended guidance, the effect of potentially paying a non-income-based tax in future years need not be considered in evaluating the realizability of deferred tax assets. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2022. Early adoption is permitted, including adoption in an interim period. If early adoption is elected, all of the amended guidance must be adopted in the same period. If early adoption is initially applied in an interim period, any adjustments should be reflected as of the beginning of the annual period that includes that interim period. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

During the year ended June 30, 2022, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company has recorded an ERC grant receivable of $5.0 million in other assets in the consolidated statements of condition at June 30, 2022.

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

5.        INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$380,708	$143	$(15,005)	$365,846
Municipal obligations	115,480	55	(182)	115,353
Other debt securities	320	326	(55)	591
Total available for sale securities	$496,508	$524	$(15,242)	$481,790

Securities held to maturity:
Corporate debt securities	$20,000	$—	$(1,349)	$18,651
Municipal obligations	3,952	—	(136)	3,816
Total held to maturity securities	$23,952	$—	$(1,485)	$22,467

Equity securities:
Common stock	$1,040	$999	$—	$2,039
Total equity securities	$1,040	$999	$—	$2,039

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$216,155	$121	$(235)	$216,041
Municipal obligations	47,800	6	(9)	47,797
Other debt securities	424	385	(45)	764
Total available for sale securities	$264,379	$512	$(289)	$264,602

Securities held to maturity:
Corporate debt securities	$7,000	$—	$(20)	$6,980
Municipal obligations	3,878	61	—	3,939
Total held to maturity securities	$10,878	$61	$(20)	$10,919

Equity securities:
Common stock	$1,463	$1,416	$—	$2,879
Total equity securities	$1,463	$1,416	$—	$2,879

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$76,252	$(3,771)	$265,828	$(11,234)	$342,080	$(15,005)
Municipal obligations	81,522	(182)	—	—	81,522	(182)
Other debt securities	53	(3)	137	(52)	190	(55)
	$157,827	$(3,956)	$265,965	$(11,286)	$423,792	$(15,242)

Securities held to maturity:
Corporate debt securities	$18,651	$(1,349)	$—	$—	$18,651	$(1,349)
Municipal obligations	3,816	(136)	—	—	3,816	(136)
	$22,467	$(1,485)	$—	$—	$22,467	$(1,485)

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$85,518	$(235)	$—	$—	$85,518	$(235)
Municipal obligations	21,484	(9)	—	—	21,484	(9)
Other debt securities	9	(1)	165	(44)	174	(45)
	$107,011	$(245)	$165	$(44)	$107,176	$(289)

Securities held to maturity:
Corporate debt securities	$6,980	$(20)	$—	$—	$6,980	$(20)
	$6,980	$(20)	$—	$—	$6,980	$(20)

The above tables represent securities at June 30, 2022 and 2021, where the current fair value is less than the related amortized cost. There were 168 and 69 securities with unrealized losses at June 30, 2022 and 2021, respectively. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other than temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

During the years ended June 30, 2022 and 2021, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges in fiscal 2022 and 2021. In fiscal 2022, 54 securities with an amortized cost of $258,000 and remaining par value of $1.6 million were evaluated. In fiscal 2021, 55 securities with an amortized cost of $328,000 and remaining par value of $1.7 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2020	$1,214
Reductions for amounts realized for securities transactions	—
Balance, June 30, 2021	$1,214
Reductions for amounts realized for securities transactions	(34)
Balance, June 30, 2022	$1,180

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	June 30, 2022
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$183,663	$182,737
Due after one to five years	312,525	298,462
Other debt securities	320	591
	$496,508	$481,790

Securities held to maturity:
Due in one year or less	$2,032	$1,896
Due after one to five years	1,920	1,920
Due after five to ten years	20,000	18,651
	$23,952	$22,467

During the year ended June 30, 2022, the Company received $5.3 million in proceeds from the sale of securities available for sale, realizing gross gains of $4,000. During the year ended June 30, 2022, the Company realized gross gains of $34,000 from other securities transactions. There were no sales of securities available for sale for the year ended June 30, 2021.

During the years ended June 30, 2022 and 2021, there were no sales of securities held to maturity.

During the years ended June 30, 2022 and 2021, the Company received $803,000 and $7.5 million, respectively in proceeds from the sale of equity securities.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Year Ended June 30,
	2022	2021
Net (loss) gains recognized during the period on equity securities	$(37)	$1,820
Less: Net gains recognized during the period on equity securities sold during the period	17	1,190
Unrealized (losses) gains recognized during reporting period on equity securities still held at reporting date	$(54)	$630

At June 30, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of June 30, 2022 and 2021, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $470.6 million and $252.8 million, respectively.

6.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2022	June 30, 2021
Commercial:
Real estate	$453,549	$490,115
Commercial and industrial (1)	103,197	167,912
Construction	71,101	64,914
Total commercial	627,847	722,941
Residential mortgages	270,268	279,508
Home equity loans and lines	81,238	75,469
Consumer	22,294	25,568
	1,001,647	1,103,486
Net deferred loan costs	3,443	1,572
Allowance for loan losses	(22,524)	(23,259)
Net loans receivable	$982,566	$1,081,799
(1)	Commercial and industrial loans included PPP loans of $1.8 million and $51.5 million as of June 30, 2022 and 2021, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Year Ended June 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,300	$3,224	$1,295	$440	$23,259
Provisions charged to operations	(829)	(7)	150	136	(550)
Loans charged off	(528)	(355)	(57)	(175)	(1,115)
Recoveries on loans charged off	875	37	—	18	930
Allowance for loan losses at end of period	$17,818	$2,899	$1,388	$419	$22,524

	For the Year Ended June 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,570	$3,484	$1,303	$494	$22,851
Provisions charged to operations	3,774	29	114	133	4,050
Loans charged off	(3,175)	(289)	(142)	(237)	(3,843)
Recoveries on loans charged off	131	—	20	50	201
Allowance for loan losses at end of period	$18,300	$3,224	$1,295	$440	$23,259

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	June 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$200	$—	$—	$—	$200
Related to loans collectively evaluated for impairment	17,618	2,899	$1,388	$419	22,324
Ending balance	$17,818	$2,899	$1,388	$419	$22,524

Loans:
Individually evaluated for impairment	$3,855	$—	$—	$—	$3,855
Loans collectively evaluated for impairment	623,992	270,268	81,238	22,294	997,792
Ending balance	$627,847	$270,268	$81,238	$22,294	$1,001,647

	June 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$1,035	$—	$—	$—	$1,035
Related to loans collectively evaluated for impairment	17,265	3,224	$1,295	$440	22,224
Ending balance	$18,300	$3,224	$1,295	$440	$23,259

Loans:
Individually evaluated for impairment	$14,136	$—	$—	$—	$14,136
Loans collectively evaluated for impairment	708,805	279,508	75,469	25,568	1,089,350
Ending balance	$722,941	$279,508	$75,469	$25,568	$1,103,486

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2022			June 30, 2022
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$3,106	$3,096	$—	$3,121	$104
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	3,106	3,096	—	3,121	104
With an allowance recorded:
Commercial:
Real estate	721	721	182	738	37
Commercial and industrial	39	38	18	39	—
Construction	—	—	—	—	—
Subtotal	760	759	200	777	37
Total	$3,866	$3,855	$200	$3,898	$141

				For the Year Ended
	June 30, 2021			June 30, 2021
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$9,351	$9,248	$—	$9,219	$99
Commercial and industrial	253	249	—	274	—
Construction	1,340	550	—	1,002	—
Subtotal	10,944	10,047	—	10,495	99

With an allowance recorded:
Commercial:
Real estate	3,671	3,479	464	3,568	—
Commercial and industrial	1,464	610	571	1,118	24
Construction	—	—	—	—	—
Subtotal	5,135	4,089	1,035	4,686	24
Total	$16,079	$14,136	$1,035	$15,181	$123

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the years ended June 30, 2022 and 2021 was nominal.

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

The Company implemented customer payment deferral programs to assist both consumer and commercial borrowers that had experienced financial hardship due to COVID-19 related challenges, whereby short-term deferrals of payments (generally three to six months) were provided. Commercial, residential mortgage, home equity loans and lines, and consumer loans that were in deferment status continued to accrue interest on the deferred principal during the deferment period unless otherwise classified as nonaccrual. Consistent with the CARES Act and industry regulatory guidance, borrowers that were otherwise current on loan payments that were granted COVID-19 related financial hardship payment deferrals continued to be reported as current loans throughout the agreed upon deferral period and therefore, not classified as troubled-debt restructured loans. Borrowers that were delinquent in their payments prior to requesting a COVID-19 related financial hardship payment deferral were reviewed on a case by case basis for troubled debt restructure classification and non-performing loan status. At June 30, 2022, the Company had no COVID-19 related financial hardship payment deferrals for consumer or commercial borrowers. At June 30, 2021, the Company granted payment deferral requests for consumer borrowers related to nine loans representing $1.4 million of the Company’s residential mortgage, home equity loans and lines of credit, and consumer loan balances, and for commercial borrowers related to four loans representing $16.3 million of the Company’s commercial loan balances. As of June 30, 2021, consumer loan deferrals included three loans totaling $757,000 on non-accrual status and classified as substandard and six loans totaling $700,000 accruing interest and not classified assets.

There were no loans modified as troubled debt restructurings during the years ended June 30, 2022 and June 30, 2021.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	June 30,		June 30,
	2022		2021
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$756	$200	$10,527	$1,476
Commercial and industrial	38	378	465	1,525
Construction	—	—	550	145
Residential mortgages	3,975	—	4,993	—
Home equity loans and lines	1,672	—	2,043	—
Consumer	—	1	187	15
	$6,441	$579	$18,765	$3,161

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following table presents the aging of the recorded investment in loans by class of loans (dollars in thousands):

	June 30, 2022
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$273	$818	$1,096	$452,453	$453,549
Commercial and industrial	—	97	402	499	102,698	103,197
Construction	—	—	—	—	71,101	71,101
Residential mortgages	398	563	1,046	2,007	268,261	270,268
Home equity loans and lines	477	412	633	1,522	79,716	81,238
Consumer	9	132	1	142	22,152	22,294
Total	$889	$1,477	$2,900	$5,266	$996,381	$1,001,647

	June 30, 2021
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$5,002	$5,738	$10,745	$479,370	$490,115
Commercial and industrial	—	318	1,970	2,288	165,624	167,912
Construction	—	—	695	695	64,219	64,914
Residential mortgages	673	1,345	2,049	4,067	275,441	279,508
Home equity loans and lines	193	97	1,233	1,523	73,946	75,469
Consumer	2	—	202	204	25,364	25,568
Total	$873	$6,762	$11,887	$19,522	$1,083,964	$1,103,486

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

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$403,419	$5,767	$44,363	$—	$453,549
Commercial and industrial	96,511	3,540	3,108	38	103,197
Construction	71,101	—	—	—	71,101
	$571,031	$9,307	$47,471	$38	$627,847

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$440,209	$25,588	$21,698	$2,620	$490,115
Commercial and industrial	149,909	9,272	8,308	423	167,912
Construction	63,747	—	1,167	—	64,914
	$653,865	$34,860	$31,173	$3,043	$722,941

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

At June 30, 2022 and 2021, the Company had residential real estate loans in process of foreclosure of $1.5 million and $2.0 million, respectively.

As of June 30, 2022 and 2021, the Company had pledged $377.1 million and $429.7 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

At June 30, 2022 and 2021, loans to executive officers, directors, or to associates of such persons, as well as activity in such loans for the years then ended were immaterial as a percentage of total loans receivable.

The Company retains the servicing rights on certain mortgage loans sold, and may release the servicing rights on others. Total residential mortgage loans serviced by the Company for unrelated third parties were approximately $17.3 million and $20.1 million at June 30, 2022 and 2021, respectively. At June 30, 2022 and 2021, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $148,000 and $170,000, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at June 30, 2022 and 2021, and therefore no valuation reserve was necessary. At June 30, 2022 and 2021, the Company held escrow funds in trust on loans serviced for others of $437,000 and $493,000, respectively.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At June 30, 2022, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $664.4 million, consisting of $332.2 million of interest rate swaps with commercial borrowers and $332.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2021, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $758.4 million, consisting of $379.2 million of interest rate swaps with commercial borrowers and $379.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as a component of other assets and other liabilities on the consolidated statement of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	June 30, 2022
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$14,194	$14,194
Less: master netting arrangements	(1,375)	(1,375)
Less: cash collateral applied	(12,602)	(6)
Net amount	$217	$12,813

	June 30, 2021
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$25,929	$25,929
Less: master netting arrangements	(610)	(610)
Less: cash collateral applied	—	(24,682)
Net amount	$25,319	$637

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At June 30, 2022, the Company had received $12.6 million and deposited $6,000 as collateral for swap agreements with third-party counterparties. At June 30, 2021, the Company had deposited $24.7 million as collateral for swap agreements with third-party counterparties.

8.       PREMISES AND EQUIPMENT

Premises and equipment consists of the following (dollars in thousands):

	June 30,	June 30,
	2022	2021
Land	$6,678	$6,678
Leaseholds and land improvements	2,865	2,592
Buildings	30,129	30,129
Furniture, fixtures, and equipment	16,283	15,351
Construction in progress	153	576
	56,108	55,326
Less accumulated depreciation and amortization	(18,796)	(16,408)
	$37,312	$38,918

Depreciation and amortization included in occupancy and equipment expense amounted to $2.4 million and $2.5 million for the years ended June 30, 2022 and 2021, respectively.

9.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill were as follows (dollars in thousands):

Balance, July 1, 2020	$7,292
Acquired	—
Balance, June 30, 2021	7,292
Acquired	1,507
Balance, June 30, 2022	$8,799

There were no impairment losses on goodwill or intangible assets for the years ended June 30, 2022 and 2021.

Acquired other intangible assets were as follows (dollars in thousands):

	June 30,	June 30,
	2022	2021
Customer relationship intangibles:
Gross carrying amount	$3,653	$2,645
Less: accumulated amortization	(1,375)	(1,064)
Net carrying amount	2,278	1,581
Weighted average remaining useful life (in years)	4.26	4.04

Core deposit intangibles:
Gross carrying amount	562	562
Less: accumulated amortization	(346)	(300)
Net carrying amount	216	262
Weighted average remaining useful life (in years)	3.23	3.57

Total other intangible assets:
Gross carrying amount	4,215	3,207
Less: accumulated amortization	(1,721)	(1,364)
Net carrying amount	$2,494	$1,843

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Year ending June 30,
2023	$398
2024	360
2025	325
2026	290
2027	255

Aggregate amortization expense was $357,000 and $316,000 for the years ended June 30, 2022 and 2021, respectively.

10.       DEPOSITS

Deposit account balances are summarized as follows (dollars in thousands):

	June 30,	June 30,
	2022	2021
Non-interest bearing demand accounts	$593,461	$504,888
Interest-bearing accounts:
Interest-bearing demand accounts	182,816	175,803
Savings accounts	326,261	300,835
Money market accounts	497,165	454,494
Time deposits	80,580	94,876
Total interest bearing accounts	1,086,822	1,026,008
Total deposits	$1,680,283	$1,530,896

Overdrawn demand deposit balances of $132,000 and $145,000 were reclassified as loan balances as of June 30, 2022 and 2021, respectively.

Time deposits outstanding that had balances of $250,000 and over amounted to approximately $18.6 million and $20.9 million at June 30, 2022 and 2021, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Year ending June 30,
2023	$56,833
2024	14,986
2025	3,438
2026	2,459
2027	2,864
$80,580

Deposits of related parties amounted to $21.1 million and $20.2 million at June 30, 2022 and 2021, respectively.

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

At June 30, 2022, the Company pledged approximately $377.1 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2022, the maximum amount of funding available from the FHLBNY was $313.6 million, of which none was utilized for borrowings and $32.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

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

At June 30, 2022 and 2021, the Company had an unsecured $20.0 million line of credit available with an unrelated financial institution; there were no outstanding draws on the line at June 30, 2022 and 2021.

12.     OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Loss Components			Where Net Income is Presented
	Year Ended
	June 30,
	2022	2021
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$38	$—	Net gain on securities transactions
Tax expense	(9)	—	Income tax expense
Net of tax	29	—

Amortization of defined benefit plan items (before tax):
Settlement recognition	(334)	—	Salaries and employee benefits
Net actuarial loss	—	(1,698)	Salaries and employee benefits
Tax benefit	87	443	Income tax expense
Net of tax	(247)	(1,255)
Total reclassification for the period, net of tax	$(218)	$(1,255)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Year Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2022:
Accumulated other comprehensive loss as of July l, 2021	$164	(5,289)	$(5,125)
Other comprehensive loss before reclassifications	(11,007)	4,734	(6,273)
Amounts reclassified from accumulated other comprehensive income	(29)	247	218
Accumulated other comprehensive loss as of June 30, 2022	$(10,872)	$(308)	$(11,180)

2021:
Accumulated other comprehensive loss as of July l, 2020	380	(17,750)	(17,370)
Other comprehensive loss before reclassifications	(216)	11,206	10,990
Amounts reclassified from accumulated other comprehensive income	—	1,255	1,255
Accumulated other comprehensive loss as of June 30, 2021	$164	$(5,289)	$(5,125)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Year Ended
	June 30,
	2022	2021
Unrealized losses on securities:
Unrealized holdings losses arising during the period	$(3,896)	$(76)
Reclassification adjustment for gains included in net income	(9)	—
	(3,905)	(76)
Defined benefit plans:
Change in funded status	1,676	3,966
Reclassification adjustment for settlement recognition	87	—
Reclassification adjustment for amortization of net actuarial loss	—	443
	1,763	4,409
	$(2,142)	$4,333

13.     EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Amounts recognized in the consolidated statement of condition related to the Company’s plans are as follows as of June 30 (dollars in thousands):

	2022	2021
Other assets
Pension asset	$8,800	$3,200

Other liabilities
Accumulated post-retirement benefit obligation	$1,545	1,945

Accumulated other comprehensive (income) loss, net of taxes
Pension plan	$493	$5,155
Post-retirement benefit plan	(185)	134

	$308	$5,289

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

The following table sets forth information on the Company’s defined benefit pension plan as of June 30 (dollars in thousands):

	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$65,016	$64,766
Service cost	2,315	2,910
Interest cost	1,813	1,809
Actuarial gain	(16,587)	(2,005)
Benefits paid	(9,524)	(2,464)
Settlement gain	(2,376)	—

Projected benefit obligation at end of year	40,657	65,016

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	68,216	54,473
Actual return on plan assets	(9,235)	16,182
Benefits paid	(9,524)	(2,439)

Fair value of plan assets at end of year	49,457	68,216

Funded status of plan at end of year	$8,800	$3,200

The increase in the actuarial gain in the projected benefit obligation resulted primarily from the increase in the discount rate.

The pension plan purchased annuities for a subset of retired plan participants during the year ended June 30, 2022 and as a result, settlement accounting due to the annuity purchase in addition to lump sums paid during the year end June 30, 2022 was recognized.

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2022	2021
Service cost	$2,315	$2,910
Interest cost	1,813	1,809
Expected return on plan assets	(3,749)	(3,349)
Amortization of net actuarial loss	—	1,698
Settlement loss	334	—
Net periodic pension cost	$713	$3,068

Amounts recognized in accumulated other comprehensive loss, before tax effect consist of net actuarial losses of $668,000 and $7.0 million at June 30, 2022 and 2021, respectively.

The actuarial assumptions used in determining the present value of the projected benefit obligations and net periodic pension cost as of and for the years ended June 30 were as follows:

	2022	2021
Weighted average assumptions – benefit obligations
Discount rate	4.62%	2.91%
Annual rate of compensation increase	3.00%	3.00%

Weighted average assumptions – net periodic benefit cost
Discount rate	2.91%	2.87%
Annual rate of compensation increase	3.00%	3.00%
Expected long-term rate of return on plan assets	5.75%	6.25%

For the years ended June 30, 2022 and 2021, the discount rate assumption used was the above median curve.

Accumulated Benefit Obligation

The accumulated benefit obligation (the actuarial present value of benefits, vested and nonvested, earned by employees based on current and past compensation levels) for the Company’s defined benefit pension plan totaled $34.8 and $58.2 as of June 30, 2022 and 2021, respectively.

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

Determination of Long-Term Rate-of-Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed-income securities, adjusted to reflect expectations of future returns as applied to the plan’s target allocation of asset classes. Equities and fixed-income securities were assumed to earn real rates of return in the ranges of 5-9% and 1-4%, respectively. The long-term inflation rate was estimated to be 2.3%.

Contributions

For the fiscal year ending June 30, 2023, the Company is not required to make a cash contribution to the plan, but may elect to do so.

Estimated Future Benefit Payments

The benefit payments expected to be paid over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2023	$1,115
2024	1,158
2025	1,198
2026	1,307
2027	1,494
Years 2028 – 2032	10,758

The Company’s pension plan asset allocation at June 30, 2022 and 2021, target allocation for 2022, and expected long-term rate of return by asset category are as follows:

	Percentage of			Weighted-
	Target	Plan Assets at		Average Expected
	Allocation	Year End		Long-Term Rate
Asset Category	2022	2022	2021	of Return
Equity securities	65.0%	62.3%	62.4%	5.00 – 9.00%
Fixed income securities	35.0%	37.7%	37.6%	1.00 – 4.00%
Total		100.0%	100.0%

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

The fair values of the plan assets at June 30, by asset category, are as follows (dollars in thousands):

		June 30, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,455	$2,455	$—	$—
Cohen & Steers Real Estate SECS I	1,504	1,504	—	—
Fidelity Capital & Income Fund	2,470	2,470	—	—
PIMCO Commodities Plus Strat Fd Inst	1,446	1,446	—	—
PIMCO Long Term Credit Bond Inst	7,458	7,458	—	—
PIMCO Low Duration Incm Fd I	2,028	2,028	—	—
Vanguard Developed Mkts Index Inst	6,207	6,207	—	—
Vanguard Growth Index Fund Instl	7,019	7,019	—	—
Vanguard Mid Cap Index Funds Admiral	3,406	3,406	—	—
Vanguard Small Cap I	2,924	2,924	—	—
Vanguard Value Index Instl Shares	6,941	6,941	—	—
Western Asset Core Bd Fd I	5,057	5,057	—	—
Cash	542	542	—	—
Total plan assets	$49,457	$49,457	$—	$—

		June 30, 2021
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$3,424	$3,424	$—	$—
Cohen & Steers Real Estate SECS I	2,001	2,001	—	—
Fidelity Capital & Income Fund	3,417	3,417	—	—
PIMCO Commodities Plus Strat Fd Inst	2,063	2,063	—	—
PIMCO Long Term Credit Bond Inst	10,370	10,370	—	—
PIMCO Low Duration Incm Fd I	2,720	2,720	—	—
Vanguard Developed Mkts Index Inst	8,594	8,594	—	—
Vanguard Growth Index Fund Instl	9,867	9,867	—	—
Vanguard Mid Cap Index Funds Admiral	4,798	4,798	—	—
Vanguard Small Cap I	4,073	4,073	—	—
Vanguard Value Index Instl Shares	9,403	9,403	—	—
Western Asset Core Bd Fd I	6,818	6,818	—	—
Cash	668	668	—	—
Total plan assets	$68,216	$68,216	$—	$—

There were no significant transfers between Level 1 and Level 2 during the years ended June 30, 2022 and 2021.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated financial statements at June 30 (dollars in thousands):

	2022	2021
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation at beginning of year	$1,945	$2,204
Service cost	36	44
Interest cost	55	52
Actuarial gain	(431)	(298)
Benefits paid	(60)	(57)

Accumulated benefit obligation at end of year	1,545	1,945

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	60	57
Benefits paid	(60)	(57)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(1,545)	$(1,945)

The increase in the actuarial gain in the accumulated benefit obligation resulted primarily from the increase in the discount rate.

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2022	2021
Service cost	$36	$44
Interest cost	55	52
Recognized actuarial loss	—	13
Net periodic post-retirement benefit cost	$91	$109

Amounts recognized in accumulated other comprehensive loss, before tax effect, at June 30, consist of (dollars in thousands):

	2022	2021
Net actuarial (gain) loss	$(250)	$181

The discount rates used in determining the accumulated post-retirement benefit obligation were 4.62% and 2.91% at June 30, 2022 and 2021, respectively.

For the years ended June 30, 2022 and 2021, the discount rate assumption used was the above median curve.

For measurement purposes, the medical care cost trend rate has no effect on the Company’s cost since the insurance premiums are a fixed amount (capped). However, increasing or decreasing the benefit cost cap for plan participants could have a significant impact on the accumulated benefit obligation and employer cost.

The projected benefit payments under the plan over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2023	$95
2024	100
2025	97
2026	88
2027	86
Years 2028 – 2032	421

401(k) Plan

The Company maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may contribute up to the maximum amount allowed under the Internal Revenue Code. The Company matches 100% on the first 1% of employee contributions and 50% on the next 5% after the employee has completed one year of service. The 401(k) plan contribution expense was approximately $453,000 and $442,000 for the years ended June 30, 2022 and 2021, respectively.

Supplemental Retirement and Deferred Compensation Plans

The Company had a Targeted Benefit Supplemental Retirement Plan for executives. At June 30, 2022 and 2021, the Company had an accrued benefit liability of $273,000 and $427,000, respectively. Effective June 2010, the plan was terminated and there have been no additional contributions. There were no provisions for the years ended June 30, 2022 and 2021. Changes in the accrued benefit liability equal the changes in the fair values of designated assets, less participant payments.

The Company has a Deferred Compensation Plan for directors and certain of its officers. Under the plan, participants can elect to defer all, or portion of their directors fees, or salaries and/or bonuses, and invest those funds in various investment fund options. At June 30, 2022 and 2021, the Company had an accrued benefit liability of $716,000 and $850,000, respectively. Changes in the accrued benefit liability equal the changes in the fair values of the invested assets, additional deferrals, less participant payments, if any.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2022 was $11.9 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	As of June 30,
	2022	2021
Allocated	178,206	101,832
Committed to be allocated	12,729	12,729
Unallocated	827,390	903,764
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the year ended June 30, 2022 and 2021 was $581,000 and $534,000, respectively.

14.     INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	For the Years Ended
	June 30,
	2022	2021
Current tax expense	$2,351	$2,785
Deferred tax (benefit) expense	708	(1,202)
Total income tax expense	$3,059	$1,583

Income tax expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	June 30,
	2022		2021
	Amount	Rate	Amount	Rate
Income before tax at the federal tax rate	$2,801	21.0%	$558	21.0%
State expense, net of federal benefit	359	2.7%	139	5.2%
Non-deductible expenses	—	—%	945	35.5%
Tax-exempt income	(115)	(0.9)%	(88)	(3.3)%
Bank-owned life insurance	10	0.1%	6	0.2%
Other, net	4	—%	23	0.9%
Total income tax expense	$3,059	22.9%	$1,583	59.5%

The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	June 30,	June 30,
	2022	2021
Deferred tax assets
Allowance for loan losses	$6,481	$7,393
Net operating loss carryforward	217	—
OTTI – securities	334	334
Post-retirement benefit obligations	493	486
Unrealized losses on securities available for sale	3,847	—
Deferred compensation	253	269
Unfunded defined benefit and postretirement benefit plan liabilities	109	1,872
Contribution carryforward	453	802
Other	696	733
Total deferred tax assets	12,883	11,889

Deferred tax liabilities
Depreciation	(2,053)	(2,329)
Net deferred loan origination costs	(527)	(506)
Prepaid pension	(2,604)	(2,800)
Prepaid expenses	(220)	(141)
Unrealized gains on securities available for sale	—	(58)
Other	(835)	(845)
Total deferred tax liabilities	(6,239)	(6,679)
Net deferred tax asset at end of year	$6,644	$5,210

Net deferred tax assets are included in other assets in the consolidated statement of condition.

Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amount of available open tax carrybacks, if any. As of June 30, 2022, and 2021, no valuation allowance was required.

For the years ending June 30, 2022 and 2021, there were no amounts accrued and/or paid for interest and penalties.

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

A deferred tax liability has not been recognized with respect to the Federal base-year reserve of $9.3 million at June 30, 2022 and 2021, because the Company does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $2.4 million at June 30, 2022 and 2021. It is more likely than not that this liability will never be incurred because, as noted above, the Company does not expect to take any action in the future that would result in this liability being incurred.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Company is no longer subject to examination by either taxing authority for years before calendar 2018.

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

	June 30, 2022
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$59,970	$219,978	$279,948
Standby letters of credit	—	30,177	30,177
	$59,970	$250,155	$310,125

	June 30, 2021
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$29,292	$179,767	$209,059
Standby letters of credit	—	25,011	25,011
	$29,292	$204,778	$234,070

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At June 30, 2022 and 2021, approximately $22.5 million and $29.0 million of adjustable rate residential mortgage loans had interest rate caps, respectively. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At June 30, 2022 and 2021, approximately $1.0 million and $1.4 million of the adjustable rate mortgage loans had conversion options, respectively.

The Company periodically sells residential mortgage loans to FNMA. At June 30, 2022, the Company had no loans held for sale. In addition, the Company has no loan commitments with borrowers at June 30, 2022 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At June 30, 2022, the Company had no commitments to sell loans to unrelated investors.

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

Leases

The Company leases certain branches and equipment under various noncancelable operating leases. The future minimum payments by year and in the aggregate, under all significant noncancelable operating leases with initial or remaining terms of one year or more, are as follows (dollars in thousands):

Year ending June 30,
2023	$550
2024	495
2025	379
2026	325
2027	230
Thereafter	1,776
$3,755

Total rent expense was approximately $1.1 million and $732,000 for the years ended June 30, 2022 and 2021, respectively and is included in net occupancy and equipment expense.

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $1.2 million and $4.5 million was recognized for the years ended June 30, 2022 and 2021, respectively. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $51.3 million in excess of the accrued liability, if any, as of June 30, 2022. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual.  The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through June 30, 2022, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through June 30, 2022, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to additional liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the years ended June 30, 2022 and 2021, the Bank recognized insurance recoveries in the amount of $3.8 million and $1.3 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations.

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleged that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decided the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint named several additional corporate entities affiliated with the Mann Parties as co-defendants and asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint sought a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim in the amended complaint, which also postponed the Pioneer Parties’ deadline to file an answer to the amended complaint until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion for both leave to file a second amended complaint and for reconsideration of the court’s dismissal of Southwestern’s fraud claim.  On May 1, 2020, the Pioneer Parties filed their answer to Southwestern’s amended complaint. The Pioneer Parties asserted numerous affirmative defenses, counterclaims against Southwestern, and cross-claims against certain of the Mann Parties, including for common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act (“RICO”). The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest. On July 7, 2020, the court granted Southwestern leave to file a second amended complaint, which Southwestern filed on July 16, 2020. Southwestern’s second amended complaint asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting – and sought a monetary judgment of at least $9.8 million. On July 30, 2020, the Pioneer Parties filed an amended answer to Southwestern’s second amended complaint, which asserted the same affirmative defenses, counterclaims, and cross-claims as the Pioneer Parties’ prior answer to Southwestern’s amended complaint. On March 16, 2021, the Pioneer Parties filed a second amended answer to Southwestern’s second amended complaint, which asserted certain additional affirmative defenses but was otherwise identical to the Pioneer Parties’ amended answer. On October 8, 2021, Southwestern moved for leave to file a proposed third amended complaint, which would add Granite Solutions Groupe, Inc. as a plaintiff and would assert claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud – and would seek a monetary judgment of at least $39 million.  The Pioneer Parties vigorously dispute the assertions and claims in Southwestern’s proposed third amended complaint. On November 15, 2021, the Pioneer Parties filed papers in opposition to Southwestern’s motion for leave to file its proposed third amended complaint. On September 12, 2022, the Court entered a memorandum decision and order denying Southwestern’s motion. This matter is currently in discovery.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On January 10, 2020, the Pioneer Parties filed opposition to NatPay’s motion to intervene. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the court. NatPay filed its complaint in intervention on August 18, 2020. NatPay’s complaint includes claims for declaratory judgment, conversion, fraud, gross negligence, unjust enrichment and constructive trust, and for an accounting against the Pioneer Parties. The prayer for relief in NatPay’s complaint seeks “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On September 8, 2020, the Pioneer Parties filed their answer and affirmative defenses to NatPay’s complaint. On March 16, 2021, the Pioneer Parties filed an amended answer to NatPay’s complaint, which asserted certain additional affirmative defenses but was otherwise identical to the Pioneer Parties’ answer. On October 8, 2021, NatPay moved for leave to file a proposed amended complaint, which would assert claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud – and would seek a monetary judgment of at least $11.4 million. The Pioneer Parties vigorously dispute the assertions and claims in NatPay’s proposed amended complaint. On November 15, 2021, the Pioneer Parties filed papers in opposition to NatPay’s motion for leave to file its proposed amended complaint. On September 12, 2022, the Court entered a memorandum decision and order granting NatPay’s motion only to the limited extent of allowing NatPay to assert its proposed claim for unjust enrichment and otherwise denied the motion. This matter is currently in discovery.

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

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully set off approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Pioneer Parties moved to dismiss the DOJ’s complaint against them on October 1, 2020. On October 21, 2020, the DOJ filed an amended complaint, which mooted the Pioneer Parties’ motion to dismiss the DOJ’s original complaint. The amended complaint dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described above in “Mann Entities Related Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint. By order dated November 19, 2021, discovery in this matter was stayed to permit the parties to discuss a potential resolution. On August 30, 2022, the discovery stay was continued until at least November 9, 2022, when the parties are due to submit a joint status report.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties (i) wrongfully converted certain tax funds belonging to AXH, (ii) were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and (iii) were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On November 5, 2020, the Pioneer Parties moved to dismiss the complaint in its entirety. On November 22, 2021, the court dismissed AXH’s conversion, gross negligence, and accounting claims against the Pioneer Parties without prejudice. On December 12, 2021, AXH moved for leave to file a proposed amended complaint, which would assert claims for conversion, gross negligence, and unjust enrichment against the Pioneer Parties and seeks the same damages as AXH’s original complaint.  The Pioneer Parties vigorously dispute the assertions and claims in AXH’s proposed amended complaint.  On January 14, 2022, the Pioneer Parties filed papers in opposition to AXH’s motion for leave to file its proposed amended complaint, and the Pioneer Parties also cross-moved to dismiss AXH’s unjust enrichment claim or, in the alternative, for reconsideration of the court’s decision not to dismiss AXH’s unjust enrichment claim. On August 2, 2022, the court denied AXH’s motion for leave to file a proposed amended complaint asserting a claim for conversion but granted AXH leave to file an amended complaint containing claims for gross negligence and unjust enrichment. On August 12, 2022, AXH filed an amended complaint asserting gross negligence, unjust enrichment, and accounting claims against the Pioneer Parties.  On August 26, 2022, the Pioneer Parties filed their answer to the amended complaint. The Pioneer Parties vigorously dispute the claims and allegations in AXH’s amended complaint. This matter is currently in discovery.

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

The Bank contends that, among other matters, Mr. Michael Mann used the Valuewise Entities to defraud the Bank because of the professional malpractice of the TBC Parties and that if the TBC Parties had not committed professional malpractice by issuing unqualified “clean” opinions on the financial statements of the Valuewise Entities for fiscal years 2010 to 2018, the Bank would never have continued loaning money to the Valuewise Entities. The Banks seeks to recover damages of at least $34.1 million (plus interest) sustained by it as a result of the professional malpractice of the TBC Parties.  The TBC Parties filed their answer to the Bank’s complaint on February 12, 2021. This matter has been proceeding through discovery. On February 28, 2022, the TBC Parties filed a motion to dismiss the complaint. The Bank filed its opposition to that motion on May 23, 2022 and the TBC Parties filed their reply in further support of the motion on July 15, 2022. The motion was submitted to the court for decision on July 20, 2022 and remains pending.

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

On August 15, 2022, Granite Solutions Groupe, Inc. (“Granite Solutions”) filed a complaint against the Pioneer Parties, Michael T. Mann, Valuewise Corporation, Cloud Payroll LLC, Ross Personal Consultants, Inc., Always Live Holdings, LLC, Kaningo LLC, Hire Flux, LLC, Hire Flux Holdings, LLC, Viverant LLC, and Heutmaker Business Advisors, LLC, in the United States District Court for the Northern District of New York. The complaint relates to the same set of facts as the DOJ and AXH complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Like the proposed amended complaint in the Southwestern matter that sought to add Granite Solutions Groupe, Inc. described above, the complaint asserts claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud.  The complaint seeks compensatory damages in excess of $1 million, plus penalties and interest, treble damages, and punitive damages.  As of this date, the Company is not aware of the complaint having been served on it.

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment.  Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees.  As of this date, the Company is not aware of the complaints having been served on it.

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

The New York State Department of Financial Services (the “NYSDFS”) has made requests for production of documents, conducted interviews with Bank employees, and taken other investigatory actions with respect to the Bank’s practices associated with the Mann Parties. The Bank has complied with these requests, producing responsive, non-privileged documents to the NYSDFS. In Summer 2021, NYSDFS informed the Bank that if the parties could not reach a negotiated resolution related to NYSDFS’s findings arising from the Bank’s practices associated with the Mann Parties, NYSDFS would proceed to an administrative hearing on the issue. It is unknown whether the parties will be able to resolve the matter. A resolution could involve monetary penalties, injunctive relief, and other regulatory consequences. The monetary penalties could be up to $30.0 million, though, $15.0 million of these potential monetary penalties relate to and are not incremental to the damages sought by the plaintiffs in the Southwestern, NatPay, DOJ, Cachet, AXH, Granite Solutions, and putative class action proceedings described in this section.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		June 30, 2022 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$365,846	$365,846	$—	$—
Municipal obligations	115,353	—	115,353	—
Other debt securities	591	—	591
Total debt securities	481,790	365,846	115,944	—
Equity securities	2,039	2,039	—	—
Derivative assets	217	—	217	—
Total	$484,046	$367,885	$116,161	$—

Liabilities:
Derivative liabilities	$12,813	$—	$12,813	$—
Total	$12,813	$—	$12,813	$—

		Fair Value Measurements at
		June 30, 2021 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$216,041	$216,041	$—	$—
Municipal obligations	47,797	—	47,797	—
Other debt securities	764	—	764
Total debt securities	264,602	216,041	48,561	—
Equity securities	2,879	2,879	—	—
Derivative assets	25,319	—	25,319	—
Total	$292,800	$218,920	$73,880	$—

Liabilities:
Derivative liabilities	$637	$—	$637	$—
Total	$637	$—	$637	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Impaired loans:
Commercial loans	$559	$—	$—	$559

June 30, 2021
Impaired loans:
Commercial loans	$2,675	$—	$—	$2,675
OREO	365	—	—	365

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $759,000 with a valuation allowance of $200,000 resulting in an estimated fair value of $559,000 as of June 30, 2022. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $3.7 million with a valuation allowance of $1.0 million resulting in an estimated fair value of $2.7 million as of June 30, 2021.

The Company had no other real estate owned at June 30, 2022. OREO measured at fair value less costs to sell, had a carrying amount of $365,000 at June 30, 2021. There were no write-downs for the years ended June 30, 2022 and June 30, 2021.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
June 30, 2022
Impaired loans:
Commercial loans	$559	Appraisal of collateral (1)	Liquidation expense (2)	11.0%

June 30, 2021
Impaired loans:
Commercial loans	$2,675	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
OREO	365	Appraisal of collateral (1)	Liquidation expense (2)	10.0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. There were no changes in valuation techniques used during the year ended June 30, 2022.

The carrying and estimated fair values of financial assets and liabilities as of June 30 were as follows (dollars in thousands):

	June 30, 2022
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$376,060	$376,060	$376,060	$—	$—
Securities available for sale	481,790	481,790	365,846	115,944	—
Securities held to maturity	23,952	22,467	—	22,467	—
Equity securities	2,039	2,039	2,039	—	—
FHLBNY stock	1,091	1,091	—	1,091	—
Net loans receivable	982,566	947,332	—	—	947,332
Accrued interest receivable	4,623	4,623	—	4,623	—
Derivative assets	217	217	—	217	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,599,703	$1,599,703	$—	$1,599,703	$—
Time deposits	80,580	78,646	—	78,646	—
Mortgagors’ escrow deposits	5,586	5,586	—	5,586	—
Accrued interest payable	27	27	—	27	—
Derivative liabilities	12,813	12,813	—	12,813	—

	June 30, 2021
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$324,963	$324,963	$324,963	$—	$—
Securities available for sale	264,602	264,602	216,041	48,561	—
Securities held to maturity	10,878	10,919	—	10,919	—
Equity securities	2,879	2,879	2,879	—	—
FHLBNY stock	1,215	1,215	—	1,215	—
Net loans receivable	1,081,799	1,094,985	—	—	1,094,985
Accrued interest receivable	4,046	4,046	—	4,046	—
Derivative assets	25,319	25,319	—	25,319	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,436,020	$1,436,020	$—	$1,436,020	$—
Time deposits	94,876	95,597	—	95,597	—
Mortgagors’ escrow deposits	5,811	5,811	—	5,811	—
Accrued interest payable	24	24	—	24	—
Derivative liabilities	637	637	—	637	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50% for 2022 and 2021.

As of June 30, 2022 and 2021, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank, are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of June 30, 2022

Tier 1 (leverage) capital	$185,892	9.48%	$78,405	4.00%	N/A	N/A	$98,006	5.00%
Risk-based capital
Common Tier 1	$185,892	17.98%	$46,515	4.50%	$72,357	7.00%	$67,189	6.50%
Tier 1	$185,892	17.98%	$62,021	6.00%	$87,862	8.50%	$82,694	8.00%
Total	$198,932	19.25%	$82,694	8.00%	$108,536	10.50%	$103,368	10.00%

As of June 30, 2021

Tier 1 (leverage) capital	$177,269	10.00%	$70,894	4.00%	N/A	N/A	$88,617	5.00%
Risk-based capital
Common Tier 1	$177,269	16.82%	$47,422	4.50%	$73,768	7.00%	$68,499	6.50%
Tier 1	$177,269	16.82%	$63,230	6.00%	$89,576	8.50%	$84,307	8.00%
Total	$190,566	18.08%	$84,307	8.00%	$110,652	10.50%	$105,383	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of June 30, 2022

Tier 1 (leverage) capital	$39,264	7.65%	$20,532	4.00%	N/A	N/A	$25,665	5.00%
Risk-based capital
Common Tier 1	$39,264	40.43%	$4,370	4.50%	$6,797	7.00%	$6,312	6.50%
Tier 1	$39,264	40.43%	$5,826	6.00%	$8,254	8.50%	$7,768	8.00%
Total	$39,264	40.43%	$7,768	8.00%	$10,196	10.50%	$9,711	10.00%

As of June 30, 2021

Tier 1 (leverage) capital	$30,966	7.53%	$16,442	4.00%	N/A	N/A	$20,553	5.00%
Risk-based capital
Common Tier 1	$30,966	37.65%	$3,702	4.50%	$5,758	7.00%	$5,347	6.50%
Tier 1	$30,966	37.65%	$4,935	6.00%	$6,992	8.50%	$6,580	8.00%
Total	$30,966	37.65%	$6,580	8.00%	$8,637	10.50%	$8,226	10.00%

18.     REVENUE RECOGNITION

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the years ended June 30, 2022 and 2021.

	For the Year Ended June 30,
	2022	2021

Non-interest Income
In scope
Insurance services	$3,184	$3,629
Wealth management services	3,894	3,184
Service charges on deposit accounts	2,733	2,517
Card services income	3,117	3,092
Other	302	346
Non-interest income in scope	13,230	12,768

Non-interest income out of scope	844	2,982

Total non-interest income	$14,074	$15,750

Insurance Services Income: The Company earns revenue associated with the issuance of policies is recognized upon the effective date of the associated policy regardless of the billing method. Revenue is accrued based upon the completion of the performance obligation creating a current asset for the unbilled revenue until such time as an invoice is generated, typically not to exceed twelve months. Contingent commissions represent a form of variable consideration associated with the same performance obligation, which is the placement of coverage, for which we earn core commissions. The Company records a monthly accrual for contingent commissions.

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

19.     EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of June 30, 2022 and 2021.

	For the Year Ended June 30,
	2022	2021

Net income applicable to common stock	$10,279	$1,077

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	846,484	910,129
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,131,195	25,067,550

Net earnings per common share:
Basic	$0.41	$0.04
Diluted	$0.41	$0.04

20.     CONDENSED FINANCIAL STATEMENTS OF PIONEER BANCORP, INC.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Pioneer Bancorp, Inc. as of and for the year ended June 30, 2022 and June 30, 2021.

Pioneer Bancorp, Inc.
Condensed Statements of Financial Condition
As of June 30, 2022 and 2021
(in thousands)
	2022	2021
ASSETS
Cash and cash equivalents	$43,848	$42,801
Investment in subsidiary	186,005	181,279
Loan receivable	11,912	12,431
Other assets	905	1,311
Total assets	$242,670	$237,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities	$43	$—
Total shareholders' equity	242,627	237,822
Total liabilities and shareholders' equity	$242,670	$237,822

Pioneer Bancorp, Inc.
Condensed Statements of Operations
For the Years Ended June 30, 2022 and 2021
(in thousands)
	2022	2021
INCOME
Interest-earning assets	$438	$550
Total income	438	550

OPERATING EXPENSES:
Other	194	238
Total operating expenses	194	238

Income before tax expense and equity in undistributed net income of subsidiary	244	312
Income tax expense	64	81
Income before equity in undistributed net income of subsidiary	180	231
Equity in undistributed net income of subsidiary	10,099	846
Net income	$10,279	$1,077

Pioneer Bancorp, Inc.
Condensed Statements of Cash Flow
For the Years Ended June 30, 2022 and 2021
(in thousands)
	2022	2021
Cash flow from operating activities:
Net income	$10,279	$1,077

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed income of subsidiary	(10,098)	(846)
Net decrease in other assets	406	641
Net increase (decrease) in other liabilities	43	(36)
Net cash provided by operating activities	630	836

Cash flow from investing activities:
Decrease in loan receivable	519	432
Net cash provided by investing activities	519	432

Cash flow from financing activities:
Other	(102)	(148)
Net cash used by financing activities	(102)	(148)
Net increase in cash and cash equivalents	1,047	1,120
Cash and cash equivalents at beginning of year	42,801	41,681
Cash and cash equivalents at end of year	$43,848	$42,801

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

Management assessed the Company’s internal control over financial reporting as of June 30, 2022, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of June 30, 2022, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of June 30, 2022 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of June 30, 2022 (the 2020 Equity Incentive Plan remains subject to NYSDFS approval before awards can be made).

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

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Statements of Condition - at June 30, 2022 and 2021

(C)   Consolidated Statements of Operations - Years ended June 30, 2022 and 2021

(D)   Consolidated Statements of Comprehensive Income – Years ended June 30, 2022 and 2021

(E)   Consolidated Statements of Changes in Shareholders’ Equity - Years ended June 30, 2022 and 2021

(F)   Consolidated Statements of Cash Flows - Years ended June 30, 2022 and 2021

(G)   Notes to the Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

3.2

Amended and Restated Bylaws of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38991), filed with the Securities and Exchange Commission on March 19, 2021)

4.1

Form of Common Stock Certificate of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on December 10, 2019)

10.1

Employment Agreement by and between Pioneer Bank and Thomas L. Amell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.2

Separation Agreement and General Release by and between Pioneer Bank and Frank C. Sarratori (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on May 31, 2022)+

10.3

Change in Control Agreement by and between Pioneer Bank and Jesse Tomczak (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.4

Change in Control Agreement by and between Pioneer Bank and Patrick J. Hughes (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.5*	Pioneer Bank Targeted Incentive Plan+
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
101*

The following materials from the Company’s Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

+Indicates management contract, compensatory plan or arrangement of the Company.

ITEM 16.Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER BANCORP, INC.

Date: September 23, 2022	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	September 23, 2022
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	September 23, 2022
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Madeline Taylor	Chairman of the Board	September 23, 2022
Madeline Taylor

/s/ Eileen Bagnoli	Director	September 23, 2022
Eileen Bagnoli

/s/ Donald E. Fane	Director	September 23, 2022
Donald E. Fane

/s/ Stacey Hengsterman	Director	September 23, 2022
Stacey Hengsterman

/s/ Shaun Mahoney	Director	September 23, 2022
Shaun Mahoney

/s/ Dr. James K. Reed	Director	September 23, 2022
Dr. James K. Reed

/s/ Edward Reinfurt	Director	September 23, 2022
Edward Reinfurt