Form 10-Q
period 2022-09-30
Pioneer Bancorp, Inc./MD
filed 2022-11-14
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2022	2022
Assets
Cash and due from banks	$52,593	$29,831
Federal funds sold	3,517	3,466
Interest-earning deposits with banks	346,759	342,763
Cash and cash equivalents	402,869	376,060

Securities available for sale, at fair value	513,870	481,790
Securities held to maturity (fair value of $21,671 at September 30, 2022; and $22,467 at June 30, 2022)	23,849	23,952
Equity securities, at fair value	2,000	2,039
Federal Home Loan Bank of New York stock	1,126	1,091
Net loans receivable	1,019,636	982,566
Accrued interest receivable	5,895	4,623
Premises and equipment, net	43,322	38,018
Bank-owned life insurance	16,483	17,165
Goodwill	8,799	8,799
Other intangible assets, net	2,391	2,494
Other assets	29,350	25,632
Total assets	$2,069,590	$1,964,229

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$708,285	$593,461
Interest bearing deposits	1,070,737	1,086,822
Total deposits	1,779,022	1,680,283
Mortgagors’ escrow deposits	2,692	5,586
Other liabilities	46,167	35,733
Total liabilities	1,827,881	1,721,602

Commitments and contingent liabilities - See Note 9

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and June 30, 2022)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of September 30, 2022 and June 30, 2022)	260	260
Additional paid in capital	113,665	113,713
Retained earnings	156,324	151,090
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(11,086)	(11,256)
Accumulated other comprehensive loss	(17,454)	(11,180)
Total shareholders' equity	241,709	242,627
Total liabilities and shareholders' equity	$2,069,590	$1,964,229

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	September 30,
	2022	2021
Interest and dividend income:
Loans	$11,513	$10,034
Securities	1,934	430
Interest-earning deposits with banks and other	1,745	152
Total interest and dividend income	15,192	10,616

Interest expense:
Deposits	406	358
Borrowings and other	112	23
Total interest expense	518	381
Net interest income	14,674	10,235
Provision for loan losses	120	250
Net interest income after provision for loan losses	14,554	9,985

Noninterest income:
Bank fees and service charges	1,570	1,605
Insurance and wealth management services	1,734	1,561
Net loss on equity securities	(39)	(43)
Net gain on securities transactions	—	4
Bank-owned life insurance	461	1
Other	79	72
Total noninterest income	3,805	3,200

Noninterest expense:
Salaries and employee benefits	6,592	6,225
Net occupancy and equipment	1,711	1,712
Data processing	1,037	1,039
Advertising and marketing	141	74
Insurance premiums	231	199
Federal Deposit Insurance Corporation ("FDIC") insurance premiums	171	192
Professional fees	773	847
Other	1,212	1,126
Total noninterest expense	11,868	11,414
Income before income taxes	6,491	1,771
Income tax expense	1,257	414
Net income	$5,234	$1,357

Net earnings per common share:
Basic	$0.21	$0.05
Diluted	$0.21	$0.05

Weighted average shares outstanding - basic and diluted	25,143,924	25,093,008

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2022	2021

Net income	$5,234	$1,357

Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(8,496)	(250)
Reclassification adjustment for gains included in net income	—	(4)
	(8,496)	(254)
Tax benefit	(2,222)	(67)
	(6,274)	(187)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
Tax expense	—	—
	—	—
Total other comprehensive loss	(6,274)	(187)
Comprehensive (loss) income	$(1,040)	$1,170

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share and per share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2021	25,977,679	$260	$113,815	$140,811	$(11,939)	$(5,125)	$237,822
Net income	—	—	—	1,357	—	—	1,357
Other comprehensive loss	—	—	—	—	—	(187)	(187)
ESOP shares committed to be released (12,729 shares)	—	—	(17)	—	171	—	154
Balance as of September 30, 2021	25,977,679	$260	$113,798	$142,168	$(11,768)	$(5,312)	$239,146

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2022	25,977,679	$260	$113,713	$151,090	$(11,256)	$(11,180)	$242,627

Net income	—	—	—	5,234	—	—	5,234
Other comprehensive loss	—	—	—	—	—	(6,274)	(6,274)
ESOP shares committed to be released (12,729 shares)	—	—	(48)	—	170	—	122
Balance as of September 30, 2022	25,977,679	$260	$113,665	$156,324	$(11,086)	$(17,454)	$241,709

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net income	$5,234	$1,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	692	678
Provision for loan losses	120	250
Net amortization on securities	268	247
ESOP compensation	122	154
Earnings on bank-owned life insurance	(461)	(1)
Proceeds from sale of loans	100	—
Net gain on sale of loans	(2)	—
Net loss on equity securities	39	43
Net gain on securities transactions	—	(4)
Deferred tax expense	243	355
(Increase) decrease in accrued interest receivable	(1,272)	177
(Increase) decrease in other assets	(1,738)	2,573
Increase in other liabilities	4,605	72
Net cash provided by operating activities	7,950	5,901

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	39,329	22,263
Proceeds from sales of securities available for sale	—	5,267
Purchases of securities available for sale	(80,173)	(74,125)
Proceeds from maturities and paydowns of securities held to maturity	1,630	398
Purchases of securities held to maturity	(1,527)	(8,327)
Proceeds from sales of equity securities	—	803
Net purchases of FHLBNY stock	(35)	(73)
Net (increase) decrease in loans receivable	(37,288)	31,667
Purchases of premises and equipment	(65)	(169)
Proceeds from bank-owned life insurance death benefit	1,143	—
Net cash used in investing activities	(76,986)	(22,296)

Cash flows from financing activities:
Net increase in deposits	98,739	173,471
Net decrease in mortgagors’ escrow deposits	(2,894)	(3,460)
Net cash provided by financing activities	95,845	170,011

Net increase in cash and cash equivalents	26,809	153,616
Cash and cash equivalents at beginning of period	376,060	324,963
Cash and cash equivalents at end of period	$402,869	$478,579

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$503	$382
Income taxes	$900	$500
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$—	$550
Adoption of lease accounting standard:
Right of use assets	$6,535	$—
Lease liabilities	$6,883	$—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The interim financial data as of September 30, 2022 and for the three months ended September 30, 2022 and 2021, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2023 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended June 30, 2022.

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

Adoption of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02 to its guidance on “Leases (Topic 842)”. This ASU requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases historically accounted for as operating leases. In July 2018, the FASB issued ASU 2018-11 which allows for an optional transition method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption, with no adjustment to prior comparative periods. ASU 2016-02 and all subsequent amendments (collectively, “ASC 842”) requires adoption by the Company for years beginning after December 15, 2021, though early adoption is permitted. The Company adopted ASC 842 during the first quarter of the fiscal year ended June 30, 2023 and elected to apply the cumulative-effect adjustment to the opening balance sheet and optional transition method to not present comparable prior year periods as allowed under ASU 2018-11. The Company made the following practical expedient elections: (1) elected the short-term lease exception, (2) did not elect hindsight, and (3) elected to not separate nonlease components from lease components for classes of underlying assets. The Company adopted the transitional practical expedients which did not require reassessment of whether existing arrangements contained a lease, reassessment of the historical lease classification, or reassessment of initial direct costs. The adoption of ASC 842 as of July 1, 2022 resulted in the recording of approximately $5.8 million of right-of-use (“ROU”) operating lease assets and approximately $6.1 million of operating lease liabilities, and approximately $706,000 of ROU finance lease assets and approximately $810,000 of finance lease liabilities.  There were no adjustments to retained earnings.

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740.  This update simplifies and improves accounting for income taxes by eliminating certain exceptions to the general rules and clarifying or amending other current guidance. The scope of FASB ASC Subtopic 740-10, Income Taxes -Overall, has been amended to require that, if a franchise (or similar tax) is partially based on income, (1) deferred tax assets and liabilities should be recognized and accounted for pursuant to FASB ASC 740, as should the amount of current tax expense that is based on income, and (2) any incremental amount incurred should be recorded as a non-income-based tax. Note that under the amended guidance, the effect of potentially paying a non-income-based tax in future years need not be considered in evaluating the realizability of deferred tax assets. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2022. The adoption of this ASU had no impact on our consolidated financial statements.

Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this ASU are the same as the effective dates and transition requirements in ASU 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments Credit Losses clarifying certain amendments to various provisions of ASU 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated statements of operations, but it is expected to have an impact on our consolidated statements of condition at the date of adoption of this ASU. At this time, we have not calculated the estimated impact that this ASU will have on our allowance for loan losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. Alternative methodologies are currently being considered. Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. In March 2022, the FASB issued ASU 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The amendments in the accounting guidance for TDRs by creditors eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in ASU 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the potential impact of adoption of this ASU on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a onetime election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

3.ACQUISITIONS

On December 10, 2021 and December 22, 2021, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of two practices engaged in the wealth management services business in the Capital Region of New York. The Company paid an aggregate of $1.5 million in cash and recorded $728,000 in contingent consideration payable to acquire the assets and recorded an $890,000 customer list intangible asset and goodwill in the amount of $1.3 million in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since the respective acquisition dates.  The above referenced acquisitions were made to expand the Company’s wealth management services activities.

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

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$418,213	$10	$(22,563)	$395,660
Municipal obligations	118,567	—	(921)	117,646
Other debt securities	304	319	(59)	564
Total available for sale securities	$537,084	$329	$(23,543)	$513,870

Securities held to maturity:
Corporate debt securities	$20,000	$—	$(1,996)	$18,004
Municipal obligations	3,849	—	(182)	3,667
Total held to maturity securities	$23,849	$—	$(2,178)	$21,671

Equity securities:
Common stock	$1,040	$978	$(18)	$2,000
Total equity securities	$1,040	$978	$(18)	$2,000

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$380,708	$143	$(15,005)	$365,846
Municipal obligations	115,480	55	(182)	115,353
Other debt securities	320	326	(55)	591
Total available for sale securities	$496,508	$524	$(15,242)	$481,790

Securities held to maturity:
Corporate debt securities	$20,000	$—	$(1,349)	$18,651
Municipal obligations	3,952	—	(136)	3,816
Total held to maturity securities	$23,952	$—	$(1,485)	$22,467

Equity securities:
Common stock	$1,040	$999	$—	$2,039
Total equity securities	$1,040	$999	$—	$2,039

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$47,034	$(3,053)	$343,968	$(19,510)	$391,002	$(22,563)
Municipal obligations	110,956	(921)	—	—	110,956	(921)
Other debt securities	71	(5)	128	(54)	199	(59)
	$158,061	$(3,979)	$344,096	$(19,564)	$502,157	$(23,543)

Securities held to maturity:
Corporate debt securities	$18,004	$(1,996)	$—	$—	$18,004	$(1,996)
Municipal obligations	3,667	(182)	—	—	3,667	(182)
	$21,671	$(2,178)	$—	$—	$21,671	$(2,178)

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$76,252	$(3,771)	$265,828	$(11,234)	$342,080	$(15,005)
Municipal obligations	81,522	(182)	—	—	81,522	(182)
Other debt securities	53	(3)	137	(52)	190	(55)
	$157,827	$(3,956)	$265,965	$(11,286)	$423,792	$(15,242)

Securities held to maturity:
Corporate debt securities	$18,651	$(1,349)	$—	$—	$18,651	$(1,349)
Municipal obligations	3,816	(136)	—	—	3,816	(136)
	$22,467	$(1,485)	$—	$—	$22,467	$(1,485)

At September 30, 2022, there were 190 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

At September 30, 2022, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges during the three months ended September 30, 2022. At September 30, 2022, 54 securities with an amortized cost of $247,000 and remaining par value of $1.5 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2022	$1,180
Reductions for amounts realized for securities transactions	—
Balance, September 30, 2022	$1,180

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	September 30, 2022
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$187,226	$185,073
Due after one to five years	349,554	328,233
Other debt securities	304	564
	$537,084	$513,870

Securities held to maturity:
Due in one year or less	$2,208	$2,026
Due after one to five years	1,641	1,641
Due after five to ten years	20,000	18,004
	$23,849	$21,671

There were no sales of securities available for sale for the three months ended September 30, 2022. During the three months ended September 30, 2021, the Company received $5.3 million in proceeds from the sale of securities available for sale, realizing gross gains of $4,000.

There were no sales of securities held to maturity for the three months ended September 30, 2022 and 2021.

There were no sales of equity securities for the three months ended September 30, 2022. During the three months ended September 30, 2021, the Company received $803,000 in proceeds from the sale of equity securities.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2022	2021
Net loss recognized during the period on equity securities	$(39)	$(43)
Less: Net gains recognized during the period on equity securities sold during the period	—	17
Unrealized losses recognized during reporting period on equity securities still held at reporting date	$(39)	$(60)

At September 30, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of September 30, 2022 and June 30, 2022, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $509.1 million and $470.6 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2022	June 30, 2022
Commercial:
Real estate	$459,951	$453,549
Commercial and industrial (1)	97,485	103,197
Construction	76,164	71,101
Total commercial	633,600	627,847
Residential mortgages	302,579	270,268
Home equity loans and lines	81,994	81,238
Consumer	20,064	22,294
	1,038,237	1,001,647
Net deferred loan costs	3,968	3,443
Allowance for loan losses	(22,569)	(22,524)
Net loans receivable	$1,019,636	$982,566
(1)	Commercial and industrial loans included Paycheck Protection Program (“PPP”) loans of $191,000 and $1.8 million as of September 30, 2022 and June 30, 2022, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,818	$2,899	$1,388	$419	$22,524
Provisions charged to operations	(772)	851	(30)	71	120
Loans charged off	(34)	(24)	—	(71)	(129)
Recoveries on loans charged off	43	10	—	1	54
Allowance for loan losses at end of period	$17,055	$3,736	$1,358	$420	$22,569

	For the Three Months Ended September 30, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,300	$3,224	$1,295	$440	$23,259
Provisions charged to operations	345	(144)	89	(40)	250
Loans charged off	(380)	—	(40)	(28)	(448)
Recoveries on loans charged off	8	—	—	2	10
Allowance for loan losses at end of period	$18,273	$3,080	$1,344	$374	$23,071

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	September 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$172	$—	$—	$—	$172
Related to loans collectively evaluated for impairment	16,883	3,736	1,358	420	22,397
Ending balance	$17,055	$3,736	$1,358	$420	$22,569

Loans:
Individually evaluated for impairment	$3,916	$—	$—	$—	$3,916
Loans collectively evaluated for impairment	629,684	302,579	81,994	20,064	1,034,321
Ending balance	$633,600	$302,579	$81,994	$20,064	$1,038,237

	June 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$200	$—	$—	$—	$200
Related to loans collectively evaluated for impairment	17,618	2,899	1,388	419	22,324
Ending balance	$17,818	$2,899	$1,388	$419	$22,524

Loans:
Individually evaluated for impairment	$3,855	$—	$—	$—	$3,855
Loans collectively evaluated for impairment	623,992	270,268	81,238	22,294	997,792
Ending balance	$627,847	$270,268	$81,238	$22,294	$1,001,647

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Three Months Ended
	September 30, 2022			September 30, 2022
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$3,235	$3,205	$—	$3,215	$27
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	3,235	3,205	—	3,215	27
With an allowance recorded:
Commercial:
Real estate	711	711	172	714	9
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	711	711	172	714	9
Total	$3,946	$3,916	$172	$3,929	$36

				For the Year Ended
	June 30, 2022			June 30, 2022
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$3,106	$3,096	$—	$3,121	$104
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	3,106	3,096	—	3,121	104
With an allowance recorded:
Commercial:
Real estate	721	721	182	738	37
Commercial and industrial	39	38	18	39	—
Construction	—	—	—	—	—
Subtotal	760	759	200	777	37
Total	$3,866	$3,855	$200	$3,898	$141

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three months ended September 30, 2022, and the year ended June 30, 2022 was nominal.

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

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2022, and 2021, respectively. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to September 30, 2022 which have subsequently defaulted during the three months ended September 30, 2022. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to September 30, 2021 which subsequently defaulted during the three months ended September 30, 2021.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of the allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	September 30,		June 30,
	2022		2022
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$1,023	$1,494	$756	$200
Commercial and industrial	—	1,135	38	378
Construction	—	2,979	—	—
Residential mortgages	3,822	—	3,975	—
Home equity loans and lines	1,613	—	1,672	—
Consumer	—	—	—	1
	$6,458	$5,608	$6,441	$579

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	September 30, 2022
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$435	$—	$2,101	$2,536	$457,415	$459,951
Commercial and industrial	697	1,350	1,135	3,182	94,303	97,485
Construction	—	—	2,979	2,979	73,185	76,164
Residential mortgages	944	349	1,109	2,402	300,177	302,579
Home equity loans and lines	1,036	128	664	1,828	80,166	81,994
Consumer	37	169	—	206	19,858	20,064
Total	$3,149	$1,996	$7,988	$13,133	$1,025,104	$1,038,237

	June 30, 2022
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$273	$818	$1,096	$452,453	$453,549
Commercial and industrial	—	97	402	499	102,698	103,197
Construction	—	—	—	—	71,101	71,101
Residential mortgages	398	563	1,046	2,007	268,261	270,268
Home equity loans and lines	477	412	633	1,522	79,716	81,238
Consumer	9	132	1	142	22,152	22,294
Total	$889	$1,477	$2,900	$5,266	$996,381	$1,001,647

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	September 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$411,582	$5,636	$42,733	$—	$459,951
Commercial and industrial	91,125	3,356	3,004	—	97,485
Construction	76,164	—	—	—	76,164
	$578,871	$8,992	$45,737	$—	$633,600

	June 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$403,419	$5,767	$44,363	$—	$453,549
Commercial and industrial	96,511	3,540	3,108	38	103,197
Construction	71,101	—	—	—	71,101
	$571,031	$9,307	$47,471	$38	$627,847

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of September 30, 2022 and June 30, 2022, the Company had pledged $391.1 million and $377.1 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At September 30, 2022, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $593.0 million, consisting of $296.5 million of interest rate swaps with commercial borrowers and $296.5 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2022, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $664.4 million, consisting of $332.2 million of interest rate swaps with commercial borrowers and $332.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	September 30, 2022
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$23,051	$23,051
Less: cash collateral applied	(21,780)	(6)
Net amount	$1,271	$23,045

	June 30, 2022
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$14,194	$14,194
Less: master netting arrangements	(1,375)	(1,375)
Less: cash collateral applied	(12,602)	(6)
Net amount	$217	$12,813

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At September 30, 2022, the Company had received $21.8 million and deposited $6,000 as collateral for swap agreements with third-party counterparties. At June 30, 2022, the Company had received $12.6 million and deposited $6,000 as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE LOSS

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Loss Components			Where Net Income is Presented
	Three Months Ended
	September 30,
	2022	2021
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$4	Net gain on securities transactions
Tax expense	—	(1)	Income tax expense
Net of tax	—	3

Amortization of defined benefit plan items (before tax):
Net actuarial loss	—	—	Salaries and employee benefits
Tax benefit	—	—	Income tax expense
Net of tax	—	—
Total reclassification for the period, net of tax	$—	$3

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2022:
Accumulated other comprehensive loss as of July 1, 2022	$(10,872)	$(308)	$(11,180)
Other comprehensive loss	(6,274)	—	(6,274)
Accumulated other comprehensive loss as of September 30, 2022	$(17,146)	$(308)	$(17,454)

2021:
Accumulated other comprehensive loss as of July 1, 2021	$164	$(5,289)	$(5,125)
Other comprehensive loss before reclassifications	(184)	—	(184)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Accumulated other comprehensive loss as of September 30, 2021	$(23)	$(5,289)	$(5,312)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Unrealized losses on securities:
Unrealized holdings losses arising during the period	$(2,222)	$(66)
Reclassification adjustment for gains included in net income	—	(1)
	(2,222)	(67)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for accretion of net prior service cost	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(2,222)	$(67)

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

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Service cost	$444	$764
Interest cost	507	514
Expected return on plan assets	(732)	(1,031)
Amortization of net actuarial loss	—	5
Net periodic pension cost	$219	$252

Contributions

For the three months ended September 30, 2022 and 2021, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2022	2021
Service cost	$6	$12
Interest cost	17	15
Amortization of net actuarial gain	(3)	—
Net periodic post-retirement benefit cost	$20	$27

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2022 was $11.9 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of September 30,
	2022	2021
Allocated	152,748	101,832
Committed to be allocated	38,187	38,187
Unallocated	827,390	878,306
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2022 and 2021 was $122,000 and $154,000, respectively.

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

	September 30, 2022
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$46,510	$262,314	$308,824
Standby letters of credit	—	29,731	29,731
	$46,510	$292,045	$338,555

	June 30, 2022
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$59,970	$219,978	$279,948
Standby letters of credit	—	30,177	30,177
	$59,970	$250,155	$310,125

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2022, approximately $32.0 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At September 30, 2022, approximately $791,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA. At September 30, 2022 and June 30, 2022, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at September 30, 2022 and June 30, 2022 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At September 30, 2022 and June 30, 2022, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, no litigation-related expense was recognized for the three months ended September 30, 2022 and 2021. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $51.3 million in excess of the accrued liability, if any, as of September 30, 2022. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual.  The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the first fiscal quarter of 2023, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the first fiscal quarter of 2023, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the three months ended September 30, 2022 and 2021, the Bank recognized insurance recoveries in the amount of $542,000 and $1.1 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations.

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. The complaint alleged that the Pioneer Parties (i) wrongfully converted certain funds belonging to Southwestern, (ii) engaged in fraudulent and wrongful collection and retention of funds belonging to Southwestern, and (iii) committed gross negligence and that Southwestern is entitled to a constructive trust limiting how the Pioneer Parties distribute the funds in question, which are about $9.8 million. On November 26, 2019, the Pioneer Parties moved to dismiss Southwestern’s fraud claim, which also postponed the Pioneer Parties’ deadline to file an answer until 14 days after the court decided the motion to dismiss. On December 10, 2019, Southwestern filed a response to the Pioneer Parties’ motion to dismiss and an amended complaint, which rendered the Pioneer Parties’ motion to dismiss moot. The amended complaint named several additional corporate entities affiliated with the Mann Parties as co-defendants and asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting. The amended complaint sought a monetary judgment of at least $9.8 million. Each party has filed numerous motions in the proceedings. On January 10, 2020, the Pioneer Parties moved again to dismiss Southwestern’s fraud claim in the amended complaint, which also postponed the Pioneer Parties’ deadline to file an answer to the amended complaint until 14 days after the court decided the motion to dismiss. On April 16, 2020, the court granted the Pioneer Parties’ motion to dismiss Southwestern’s fraud claim. On April 30, 2020, Southwestern filed a motion for both leave to file a second amended complaint and for reconsideration of the court’s dismissal of Southwestern’s fraud claim.  On May 1, 2020, the Pioneer Parties filed their answer to Southwestern’s amended complaint. The Pioneer Parties asserted numerous affirmative defenses, counterclaims against Southwestern, and cross-claims against certain of the Mann Parties, including for common law fraud under New York law and violations of the federal Racketeer Influenced and Corrupt Organization Act (“RICO”). The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties resulted in damages of $15.6 million, plus pre-judgment interest. On July 7, 2020, the court granted Southwestern leave to file a second amended complaint, which Southwestern filed on July 16, 2020. Southwestern’s second amended complaint asserted claims against the Pioneer Parties for declaratory judgment, conversion, actual and constructive fraud, gross negligence, unjust enrichment and constructive trust, and an accounting – and sought a monetary judgment of at least $9.8 million. On July 30, 2020, the Pioneer Parties filed an amended answer to Southwestern’s second amended complaint, which asserted the same affirmative defenses, counterclaims, and cross-claims as the Pioneer Parties’ prior answer to Southwestern’s amended complaint. On March 16, 2021, the Pioneer Parties filed a second amended answer to Southwestern’s second amended complaint, which asserted certain additional affirmative defenses but was otherwise identical to the Pioneer Parties’ amended answer. On October 8, 2021, Southwestern moved for leave to file a proposed third amended complaint, which would add Granite Solutions Groupe, Inc. as a plaintiff and would assert claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud – and would seek a monetary judgment of at least $39 million. The Pioneer Parties vigorously dispute the assertions and claims in Southwestern’s proposed third amended complaint. On November 15, 2021, the Pioneer Parties filed papers in opposition to Southwestern’s motion for leave to file its proposed third amended complaint. On September 12, 2022, the Court entered a memorandum decision and order denying Southwestern’s motion. On September 26, 2022, Southwestern appealed that decision to the district judge presiding over the case.  On October 17, 2022, the Pioneer Parties filed their response in opposition to the appeal. On October 26, 2022, the court granted Southwestern leave to file a reply in further support of the appeal, which was filed on November 7, 2022. The appeal is currently pending before the court. This matter is currently in discovery.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On January 10, 2020, the Pioneer Parties filed opposition to NatPay’s motion to intervene. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the court. NatPay filed its complaint in intervention on August 18, 2020. NatPay’s complaint includes claims for declaratory judgment, conversion, fraud, gross negligence, unjust enrichment and constructive trust, and for an accounting against the Pioneer Parties. The prayer for relief in NatPay’s complaint seeks “compensatory damages in an amount of no less than $4 million” (the complaint also seeks punitive damages and interest in unspecified amounts). On September 8, 2020, the Pioneer Parties filed their answer and affirmative defenses to NatPay’s complaint. On March 16, 2021, the Pioneer Parties filed an amended answer to NatPay’s complaint, which asserted certain additional affirmative defenses but was otherwise identical to the Pioneer Parties’ answer. On October 8, 2021, NatPay moved for leave to file a proposed amended complaint, which would assert claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud – and would seek a monetary judgment of at least $11.4 million. The Pioneer Parties vigorously dispute the assertions and claims in NatPay’s proposed amended complaint. On November 15, 2021, the Pioneer Parties filed papers in opposition to NatPay’s motion for leave to file its proposed amended complaint. On September 12, 2022, the Court entered a memorandum decision and order granting NatPay’s motion only to the limited extent of allowing NatPay to assert its proposed claim for unjust enrichment and otherwise denied the motion On September 26, 2022, NatPay appealed that decision to the district judge presiding over the case.  On October 17, 2022, the Pioneer Parties filed their response in opposition to the appeal. On October 26, 2022, the court granted NatPay leave to file a reply in further support of the appeal, which was filed on November 7, 2022. The appeal is currently pending before the court. This matter is currently in discovery.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court.  The complaint alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet.  Cachet’s complaint asserts causes of action against Pioneer for (1) avoidance and recovery of constructive fraudulent transfers, (2) conversion, (3) unjust enrichment, (4) money had and received, (5) violation of California Penal Code § 496(a), and (6) declaratory relief.  Cachet asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and seeks costs of suit and attorneys’ fees. On February 28,

2022, the Pioneer Parties filed a motion to withdraw the reference of the adversary proceeding to the Bankruptcy Court and to transfer venue of the action to the United States District Court for the Northern District of New York (the “Withdrawal/Venue Motion”). On October 26, 2022, the United States District Court for the Central District of California entered an order denying the Withdrawal/Venue Motion. The Pioneer Parties’ tentative deadline to respond to Cachet’s complaint is December 9, 2022, pending entry of an order of the Bankruptcy Court confirming a stipulation among the Pioneer Parties and Cachet to that effect.

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

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully set off approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Pioneer Parties moved to dismiss the DOJ’s complaint against them on October 1, 2020. On October 21, 2020, the DOJ filed an amended complaint, which mooted the Pioneer Parties’ motion to dismiss the DOJ’s original complaint. The amended complaint dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described above in “Mann Entities Related Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint. By order dated November 19, 2021, discovery in this matter was stayed to permit the parties to discuss a potential resolution. On November 9, 2022, the parties submitted a joint status report advising the court that the matter had not been resolved and requesting that the court enter a schedule for completion of discovery.

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

On December 1, 2020, the Bank filed a complaint in the Supreme Court of the State of New York against Teal, Becker & Chiaramonte, CPAs, P.C. (“TBC”), Mr. Pasquale M. Scisci and Mr. Vincent Commisso (collectively, with TBC, the “TBC Parties”), alleging professional malpractice by the TBC Parties in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries (“Valuewise Entities”) for the fiscal years 2010 to 2018.  The Bank asserts that the TBC Parties were aware that the primary, if not the exclusive, reason the Valuewise Entities engaged TBC to audit their financial statements was to provide the Bank with accurate financial information that the Bank would rely on in evaluating whether to provide loans to the Valuewise Entities.  The Bank contends that, among other matters, Mr. Michael Mann used the Valuewise Entities to defraud the Bank because of the professional malpractice of the TBC Parties and that if the TBC Parties had not committed professional malpractice by issuing unqualified “clean” opinions on the financial statements of the Valuewise Entities for fiscal years 2010 to 2018, the Bank would never have continued loaning money to the Valuewise Entities. The Banks seeks to recover damages of at least $34.1 million (plus interest) sustained by it as a result of the professional malpractice of the TBC Parties.  The TBC Parties filed their answer to the Bank’s complaint on February 12, 2021. This matter has been proceeding through discovery. On February 28, 2022, the TBC Parties filed a motion to dismiss the complaint. The Bank filed its opposition to that motion on May 23, 2022 and the TBC Parties filed their reply in further support of the motion on July 15, 2022. The motion was submitted to the court for decision on July 20, 2022, and on October 4, 2022, the Court entered a decision and order denying the motion in its entirety. This matter is currently in discovery.

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13, 2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. On October 14, 2022, the magistrate judge assigned to the case entered a report and recommendation recommending the motion to dismiss the Bank’s petition be granted in part and denied in part. On October 28, 2022, the Bank filed an objection to the magistrate judge’s report and recommendation. The government’s opposition to the Bank’s objection is due to be filed on November 22, 2022.

On August 15, 2022, Granite Solutions Groupe, Inc. (“Granite Solutions”) filed a complaint against the Pioneer Parties, Michael T. Mann, Valuewise Corporation, Cloud Payroll LLC, Ross Personal Consultants, Inc., Always Live Holdings, LLC, Kaningo LLC, Hire Flux, LLC, Hire Flux Holdings, LLC, Viverant LLC, and Heutmaker Business Advisors, LLC, in the United States District Court for the Northern District of New York. The complaint relates to the same set of facts as the DOJ and AXH complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Like the proposed amended complaint in the Southwestern matter that sought to add Granite Solutions Groupe, Inc. described above, the complaint asserts claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. The complaint seeks compensatory damages in excess of

$1 million, plus penalties and interest, treble damages, and punitive damages. The Pioneer Parties’ current deadline to respond to the complaint is December 2, 2022.

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs in the second complaint seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment. Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees. As of the date of this filing, the Pioneer Parties are not aware of the complaints having been served on it.

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

The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		September 30, 2022 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$395,660	$395,660	$—	$—
Municipal obligations	117,646	—	117,646	—
Other debt securities	564	—	564
Total debt securities	513,870	395,660	118,210	—
Equity securities	2,000	2,000	—	—
Derivative assets	1,271	—	1,271	—
Total	$517,141	$397,660	$119,481	$—

Liabilities:
Derivative liabilities	$23,045	$—	$23,045	$—
Total	$23,045	$—	$23,045	$—

		Fair Value Measurements at
		June 30, 2022 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$365,846	$365,846	$—	$—
Municipal obligations	115,353	—	115,353	—
Other debt securities	591	—	591
Total debt securities	481,790	365,846	115,944	—
Equity securities	2,039	2,039	—	—
Derivative assets	217	—	217	—
Total	$484,046	$367,885	$116,161	$—

Liabilities:
Derivative liabilities	$12,813	$—	$12,813	$—
Total	$12,813	$—	$12,813	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Impaired loans:
Commercial loans	$538	$—	$—	$538

June 30, 2022
Impaired loans:
Commercial loans	$559	$—	$—	$559

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $711,000 with a valuation allowance of $172,000 resulting in an estimated fair value of $538,000 as of September 30, 2022. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $759,000 with a valuation allowance of $200,000 resulting in an estimated fair value of $559,000 as of June 30, 2022.

The Company had no other real estate owned at September 30, 2022 or June 30, 2022.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
September 30, 2022
Impaired loans:
Commercial loans	$538	Appraisal of collateral (1)	Liquidation expense (2)	11.0%

June 30, 2022
Impaired loans:
Commercial loans	$559	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	September 30, 2022
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$402,869	$402,869	$402,869	$—	$—
Securities available for sale	513,870	513,870	395,660	118,210	—
Securities held to maturity	23,849	21,671	—	21,671	—
Equity securities	2,000	2,000	2,000	—	—
FHLBNY stock	1,126	1,126	—	1,126	—
Net loans receivable	1,019,636	969,493	—	—	969,493
Accrued interest receivable	5,895	5,895	—	5,895	—
Derivative assets	1,271	1,271	—	1,271	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,709,862	$1,709,862	$—	$1,709,862	$—
Time deposits	69,160	66,656	—	66,656	—
Mortgagors’ escrow deposits	2,692	2,692	—	2,692	—
Accrued interest payable	33	33	—	33	—
Derivative liabilities	23,045	23,045	—	23,045	—

	June 30, 2022
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$376,060	$376,060	$376,060	$—	$—
Securities available for sale	481,790	481,790	365,846	115,944	—
Securities held to maturity	23,952	22,467	—	22,467	—
Equity securities	2,039	2,039	2,039	—	—
FHLBNY stock	1,091	1,091	—	1,091	—
Net loans receivable	982,566	947,332	—	—	947,332
Accrued interest receivable	4,623	4,623	—	4,623	—
Derivative assets	217	217	—	217	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,599,703	$1,599,703	$—	$1,599,703	$—
Time deposits	80,580	78,646	—	78,646	—
Mortgagors’ escrow deposits	5,586	5,586	—	5,586	—
Accrued interest payable	27	27	—	27	—
Derivative liabilities	12,813	12,813	—	12,813	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
	2022	2021

Non-interest Income
In scope
Insurance services	$614	$569
Wealth management services	1,120	992
Service charges on deposit accounts	700	682
Card services income	767	807
Other	78	71
Non-interest income in scope	3,279	3,121

Non-interest income out of scope	526	79

Total non-interest income	$3,805	$3,200

1

12.LEASES

The Company leases certain branches under various non-cancelable operating leases that may contain extension options. Reasonably certain extension options are included in the determination of lease term for accounting purposes. The Company has also entered into a long-term ground lease with a bargain purchase option and into office equipment leases which have been classified as finance leases. The leases may require additional payments for maintenance, taxes, insurance, service, and other costs which are not included in calculating the lease liability.

For all asset classes the Company made an accounting policy election to not separate lease components and non-lease components and treat both as a single lease component for lease accounting purposes. The ROU assets and lease liabilities are based on the stated lease consideration as identified in the underlying agreements.

When known or determinable, the Company uses the rate implicit in the lease in determining the present value of lease payments. Otherwise, the incremental borrowing rate is used which is based on information provided by FHLBNY for a secured borrowing arrangement of a comparable term.

The Company made an accounting policy election to not apply the lease accounting requirements to short-term lease arrangements with an initial term of 12 months or less.

The ROU assets are included in premises and equipment and lease liabilities are included in other liabilities in the Company’s consolidated statements of condition.

The following table includes quantitative data related to the Company’s operating and finance leases:

At or For the Three Months Ended
September 30, 2022
(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$682
Operating leases	5,735
$6,417
Lease liabilities:
Finance leases	$793
Operating leases	5,985
$6,778

Lease expense:
Finance lease expense
Amortization of ROU assets	$25
Interest on lease liabilities	8
Operating lease expense	151
Variable lease expense	50
Total:	$234

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows from finance leases (i.e. principal portion)	$25
Operating cash flows from operating leases	$145
Weighted-average remaining lease term for finance leases (in years)	60.0
Weighted-average remaining lease term for operating leases (in years)	14.8
Weighted-average discount rate for finance leases	5.50%
Weighted-average discount rate for operating leases	3.86%

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended September 30,
2023	$131	$587
2024	131	592
2025	117	583
2026	30	548
2027	30	532
Thereafter	2,610	5,118
Total undiscounted cash flows	3,049	7,960
Less: present value discount	(2,256)	(1,975)
Total lease liabilities	$793	$5,985

13.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of September 30, 2022 or September 30, 2021.

	For the Three Months Ended September 30,
	2022	2021

Net income applicable to common stock	$5,234	$1,357

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	833,755	884,671
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,143,924	25,093,008

Net earnings per common share:
Basic	$0.21	$0.05
Diluted	$0.21	$0.05

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	changes in market interest rates due to economic conditions or other factors and/or the fiscal and monetary policy measures undertaken by the United States government in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
●	risks related to the variety of litigation and other proceedings described in the “Legal Proceedings” section;
●	general economic conditions, either locally, regionally, or nationally, including flat economic growth or recession, volatility and/or lack of liquidity in capital markets, add volatility to the global stock markets, and increase loan delinquencies and defaults;
●	the effects of inflationary pressures and the impact of rising interest rates on borrowers’ liquidity and ability to repay;
●	risks and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response, add volatility to the global stock markets, and increase loan delinquencies and defaults;
●	competition within our market area from both financial institutions or non-financial institutions, including product and pricing pressures, which can in turn impact the Company’s credit spreads, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and the Company’s ability to attract, develop and retain qualified professionals;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;

●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in cost of legal expenses, including defending against significant litigation;
●	risks and uncertainties related to the restatement of certain of our historical consolidated financial statements;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future;
●	the potential further deterioration of the U.S. economy due to financial, political or other shocks; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2022, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income. Our non-interest income also includes net gains or losses on equity securities, net realized gains or losses on available for sale securities, loans or other assets, net gains or losses in cash surrender value of bank owned life insurance and other income.

Non-Interest Expenses. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, insurance premiums, federal deposit insurance premiums, professional fees, and other general and administrative expenses.

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

Insurance premiums include expense related to various insurance policies, excluding federal deposit insurance premiums.

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Professional fees includes legal and other consulting expenses.

Other expenses include expenses for professional services, office supplies, postage, telephone and other miscellaneous operating expenses.

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

Recent Developments

Acquisitions

On December 10, 2021 and December 22, 2021, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of two practices engaged in the wealth management services business in the Capital Region of New York. The Company paid an aggregate of $1.5 million in cash and recorded $728,000 in contingent consideration payable to acquire the assets and recorded an $890,000 customer list intangible asset and goodwill in the amount of $1.3 million in conjunction with the acquisitions. The effects of the acquired assets have been included in the consolidated financial statements since the respective acquisition dates.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the first fiscal quarter of 2023, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential monetary exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the first fiscal quarter of 2023, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the three months ended September 30, 2022 and 2021, the Bank recognized insurance recoveries in the amount of $542,000 and $1.1 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations. For additional details regarding legal, other proceedings and related matters, see, “Part II, Item 1 – Legal Proceedings”.

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

Legal Proceedings and Other Contingent Liabilities.  In the ordinary course of business, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of our business. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, we generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, we will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. Our estimate of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, we establish an accrued liability and record a corresponding amount of litigation-related expense. We continue to monitor the matters for further developments, including our interactions with various regulatory agencies with supervisory authority over us, that could affect the amount of the accrued liability that has been previously established. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties.  The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual which could have a material negative effect on our financial results. The estimated range of possible loss does not represent our maximum loss exposure.

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

	For the Three Months Ended September 30,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,003,857	$11,513	4.63%	$1,064,438	$10,034	3.79%
Securities	517,691	1,934	1.49%	286,032	430	0.60%
Interest-earning deposits and other	305,078	1,745	2.29%	343,438	152	0.18%
Total interest-earning assets	1,826,626	15,192	3.34%	1,693,908	10,616	2.51%
Non-interest-earning assets	142,974			138,774
Total assets	$1,969,600			$1,832,682

Interest-bearing liabilities:
Demand deposits	$197,377	$143	0.29%	$180,008	$59	0.13%
Savings deposits	324,626	27	0.03%	302,896	25	0.03%
Money market deposits	467,630	146	0.12%	455,465	94	0.08%
Certificates of deposit	72,540	90	0.49%	92,370	180	0.78%
Total interest-bearing deposits	1,062,173	406	0.15%	1,030,739	358	0.14%
Borrowings and other	18,510	112	2.42%	5,059	23	1.82%
Total interest-bearing liabilities	1,080,683	518	0.19%	1,035,798	381	0.15%
Non-interest-bearing deposits	607,786			540,732
Other non-interest-bearing liabilities	36,584			17,882
Total liabilities	1,725,053			1,594,412
Total shareholders' equity	244,547			238,270
Total liabilities and shareholders' equity	$1,969,600			$1,832,682
Net interest income		$14,674			$10,235
Net interest rate spread (1)			3.15%			2.36%
Net interest-earning assets (2)	$745,943			$658,110
Net interest margin (3)			3.23%			2.42%
Average interest-earning assets to interest-bearing liabilities	169.03%			163.54%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,
	2022 vs. 2021
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$(609)	$2,088	$1,479
Securities	529	975	1,504
Interest-earning deposits and other	(19)	1,612	1,593
Total interest-earning assets	(99)	4,675	4,576

Interest-bearing liabilities:
Demand deposits	6	78	84
Savings deposits	2	—	2
Money market deposits	3	49	52
Certificates of deposit	(33)	(57)	(90)
Total interest-bearing deposits	(22)	70	48
Borrowings and other	79	10	89
Total interest-bearing liabilities	57	80	137
Change in net interest income	$(156)	$4,595	$4,439

Comparison of Financial Condition at September 30, 2022 and June 30, 2022

Total Assets. Total assets increased $105.4 million, or 5.4%, to $2.07 billion at September 30, 2022 from $1.96 billion at June 30, 2022. The increase was due primarily to an increase of $37.1 million, or 3.8%, in net loans receivable, an increase of $32.1 million, or 6.7% in securities available for sale and an increase of $26.8 million, or 7.1% in cash and cash equivalents.

Cash and Cash Equivalents. Total cash and cash equivalents increased $26.8 million, or 7.1%, to $402.9 million at September 30, 2022 from $376.1 million at June 30, 2022. This increase was primarily a result of a net increase in deposits of $98.7 million offset in part by an increase in net loans receivable of $37.1 million and an increase in securities available for sale of $32.1 million during the three months ended September 30, 2022.

Securities Available for Sale. Total securities available for sale increased $32.1 million, or 6.7%, to $513.9 million at September 30, 2022 from $481.8 million at June 30, 2022. The increase was primarily due to purchases of U.S Government and agency obligations during the three months ended September 30, 2022.

Net Loans. Net loans of $1.02 billion at September 30, 2022 increased $37.1 million, or 3.8%, from $982.6 million at June 30, 2022. By loan category, one-to four-family residential real estate loans increased by $32.3 million, or 12.0%, to $302.6 million at September 30, 2022 from $270.3 million at June 30, 2022, commercial real estate loans increased $6.5 million, or 1.4%, to $460.0 million at September 30, 2022 from $453.5 million at June 30, 2022, commercial construction loans increased by $5.1 million, or 7.1%, to $76.2 million at September 30, 2022 from $71.1 million at June 30, 2022 and home equity loans and lines of credit increased by $755,000, or 0.9%, to $82.0 million at September 30, 2022 from $81.2 million at June 30, 2022. These increases were partially offset by a decrease in commercial and industrial loans of $5.7 million, or 5.5%, to $97.5 million at September 30, 2022 from $103.2 million at June 30, 2022 and a decrease in consumer loans of $2.2 million, or 10.0%, to $20.1 million at September 30, 2022 from $22.3 million at June 30, 2022. The increase in one-to four-family residential real estate loans and commercial real estate loans were both related to loan funding outpacing loan payoffs. The increase in commercial construction loans was related to the funding of loan commitments which outpaced payoffs and conversion of loans to permanent financing. The decrease in commercial and industrial loans was primarily related to reduced line of credit utilization during the three months ended September 30, 2022, as well as, forgiveness of PPP loans which declined $1.6 million from $1.8 million at June 30, 2022 to $191,000 at September 30, 2022. The decrease in consumer loans was primarily related to reduced line of credit utilization during the three months ended September 30, 2022.

Deposits. Total deposits increased $98.7 million, or 5.9%, to $1.78 billion at September 30, 2022 from $1.68 billion at June 30, 2022. The increase in deposits was primarily related to an increase in non-interest bearing demand accounts of $114.8 million, or 19.3%, to $708.3 million at September 30, 2022 from $593.5 million at June 30, 2022 and an increase in demand accounts of $40.1 million, or 21.9%, to $222.9 million at September 30, 2022 from $182.8 million at June 30, 2022. These increases were partially offset by a decrease in money market accounts of $42.5 million, or 8.5%, to $454.7 million at September 30, 2022 from $497.2 million at June 30, 2022, a decrease in savings accounts of $2.3 million, or 0.7%, to $324.0 million at September 30, 2022 from $326.3 million at June 30, 2022 and a decrease in certificates of deposit of $11.4 million, or 14.2%, to $69.2 million at September 30, 2022 from $80.6 million at June 30, 2022. The increase in non-interest-bearing demand accounts and interest-bearing demand accounts was primarily related to growth in municipal deposits due to seasonality. The decrease in money market accounts was principally related to outflows in municipal depositor accounts. The decrease in certificates of deposit was primarily due to the maturity of various accounts.

Total Shareholders’ Equity. Total shareholders’ equity decreased $918,000, or 0.4%, to $241.7 million at September 30, 2022 from $242.6 million at June 30, 2022 primarily as a result of an increase in unrealized holding losses on securities available for sale of $6.3 million due to the increase in market interest rates, largely offset by net income of $5.2 million for the three month period ended September 30, 2022.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021

General.  Net income increased by $3.9 million, or 285.7%, to $5.2 million for the three months ended September 30, 2022 as compared to $1.4 million for the three months ended September 30, 2021. The increase was primarily due to a $4.4 million increase in net interest income, a $605,000 increase in non-interest income and a $130,000 decrease in the provision for loan losses, offset in part by a $462,000 increase in non-interest expense and a $843,000 increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $4.6 million, or 43.1%, to $15.2 million for the three months ended September 30, 2022, from $10.6 million for the three months ended September 30, 2021 due to increases in interest income on loans, securities, and interest-earning deposits and other. The increase was the result of an 83 basis points increase in the average yield on interest-earning assets to 3.34% for the three months ended September 30, 2022, from 2.51% for the three months ended September 30, 2021. The increase in the average yield on interest-earning assets was driven by a significant increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans and securities. Average interest-earning assets also increased by $132.7 million from $1.69 billion for the three months ended September 30, 2021 to $1.83 billion for the three months ended September 30, 2022.

Interest income on loans increased $1.5 million, or 14.7%, to $11.5 million for the three months ended September 30, 2022 from $10.0 million for the three months ended September 30, 2021. Interest income on loans increased due to an 84 basis points increase in the average yield on loans to 4.63% for the three months ended September 30, 2022 from 3.79% for the three months ended September 30, 2022, offset in part by a $60.6 million decrease in the average balance of loans to $1.00 billion for the three months ended September 30, 2022 from $1.06 billion for the three months ended September 30, 2021. The increase in average yield on loans was primarily due to loans tied to variable short-term rates, offset in part by a $575,000 decrease in PPP loan related interest income to $44,000 for the three months ended September 30, 2022 from $619,000 for the three months ended September 30, 2021. The decrease in the average balance of loans was principally due to commercial loan payoffs and forgiveness of customer PPP loans.

Interest income on securities increased $1.5 million, or 349.8%, to $1.9 million for the three months ended September 30, 2022 from $430,000 for the three months ended September 30, 2021. Interest income on securities increased due to an 89 basis points increase in the average yield on securities to 1.49% for the three months ended September 30, 2022 from 0.60% for the three months ended September 30, 2021, as well as, a $231.7 million increase in the average balance of securities to $517.7 million for the three months ended September 30, 2022 from $286.0 million for the three months ended September 30, 2021. The increase in the average balance of securities was due to purchases of U.S. government and agency and municipal obligation securities outpacing maturities and sales throughout the later part of fiscal year 2022 and during the three months ended September 30, 2022. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the quarter ended September 30, 2022 replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities.

Interest income on interest-earning deposits with banks and other increased $1.6 million to $1.7 million for the three months ended September 30, 2022 from $152,000 for the three months ended September 30, 2021. Interest income on interest-earning deposits with banks and other increased due to a 211 basis points increase in the average yield on interest-earning deposits with banks and other to 2.29% for the three months ended September 30, 2022 from 0.18% for the three months ended September 30, 2021, marginally offset by a decrease of $38.3 million in average balances on interest-earning deposits with banks and other to $305.1 million for the three months ended September 30, 2022 from $343.4 million for the three months ended September 30, 2021.

Interest Expense.  Interest expense increased $137,000, or 36.0%, to $518,000 for the three months ended September 30, 2022 from $381,000 for the three months ended September 30, 2021 as a result of an increase in interest expense on borrowings and other, as well as, on deposits. The increase was primarily due to a four basis points increase in the average cost of interest-bearing liabilities to 0.19% for the three months ended September 30, 2022 from 0.15% for the three months ended September 30, 2021, as well as, a $44.9 million increase in the average balance of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased $48,000, or 13.4%, to $406,000 for the three months ended September 30, 2022 from $358,000 for the three months ended September 30, 2021. Interest expense on interest-bearing deposits increased primarily due to a one basis point increase in the average cost of interest-bearing deposits to 0.15% for the three months ended September 30, 2022 from 0.14% for the three months ended September 30, 2021 and by a change in mix to non-time deposits as interest-bearing deposits increased by $31.4 million to $1.06 billion for the three months ended September 30, 2022 from $1.03 billion for the three months ended September 30, 2021. The increase in the average cost of deposits was a result of higher market deposit rates in the interest-bearing demand and money market deposit categories. The increase in average interest-bearing deposits was primarily due to increases in various non-time deposit categories throughout the later part of fiscal year 2022 and during the quarter ended September 30, 2022.

Net Interest Income.  Net interest income increased $4.4 million, or 43.4%, to $14.7 million for the three months ended September 30, 2022 compared to $10.2 million for the three months ended September 30, 2021. The increase was a result of a 79 basis points increase in the net interest rate spread to 3.15% for the three months ended September 30, 2022 from 2.36% for the three months ended September 30, 2021. Net interest margin increased 81 basis points to 3.23% for the three months ended September 30, 2022 from 2.42% for the three months ended September 30, 2021. Net interest-earning assets increased by $87.8 million to $745.9 million for the three months ended September 30, 2022 from $658.1 million for the three months ended September 30, 2021.

Provision for Loan Losses.  We recorded a provision for loan losses of $120,000 for the three months ended September 30, 2022 compared to $250,000 for the three months ended September 30, 2021. The decrease in provision was primarily due to improved credit quality and lower net charge-offs. Net charge-offs decreased to $75,000 for the three months ended September 30, 2022, compared to $438,000 for the three months ended September 30, 2021. Non-performing assets decreased to $12.1 million, or 0.58% of total assets, at September 30, 2022, compared to $20.6 million, or 1.05% of total assets, at September 30, 2021. The allowance for loan losses was $22.6 million, or 2.17% of total loans outstanding, at September 30, 2022 and $23.1 million, or 2.15% of total net loans outstanding, at September 30, 2021.

Non-Interest Income.  Non-interest income increased $605,000, or 18.9%, to $3.8 million for the three months ended September 30, 2022 from $3.2 million for the three months ended September 30, 2021. The increase was primarily due to an increase in bank-owned life insurance income of $460,000 and an increase in insurance and wealth management services revenue of $173,000. The increase in bank-owned life insurance income was due to a gain recognized from a death benefit. The increase in insurance and wealth management services revenue was primarily due to the recent wealth management acquisitions.

Non-Interest Expense.  Non-interest expense increased $454,000, or 4.0%, to $11.9 million for the three months ended September 30, 2022 as compared to $11.4 million for the three months ended September 30, 2021. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits expense of $367,000. Salaries and employee benefits expense primarily increased due to compensation expense from annual merit increases.

Income Tax Expense. Income tax expense increased $843,000 to $1.3 million for the three months ended September 30, 2022 from $414,000 for the three months ended September 30, 2021, due to an increase in income before income taxes. Our effective tax rate was 19.4% for the three months ended September 30, 2022 compared to 23.4% for the three months ended September 30, 2021. The decrease in our effective tax rate was primarily due to the increase in tax-exempt income for the three months ended September 30, 2022 as compared to the prior year period.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no non-accruing troubled debt restructurings as of September 30, 2022 and June 30, 2022.

	At	At
	September 30,	June 30,
	2022	2022

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$1,023	$756
Commercial and industrial	—	38
Commercial construction	—	—
One- to four-family residential real estate	3,822	3,975
Home equity loans and lines of credit	1,613	1,672
Consumer	—	—
Total non-accrual loans	6,458	6,441

Accruing loans past due 90 days or more:
Commercial real estate	1,494	200
Commercial and industrial	1,135	378
Commercial construction	2,979	—
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	—	—
Consumer	—	1
Total accruing loans past due 90 days or more	5,608	579

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
One- to four-family residential real estate	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	—

Total non-performing assets	$12,066	$7,020

Total accruing troubled debt restructured loans	$2,182	$2,191

Total non-performing loans to total loans	1.16%	0.70%
Total non-performing assets to total assets	0.58%	0.36%

Non-accrual loans were relatively unchanged from June 30, 2022 to September 30, 2022. Accruing loans past due 90 days or more increased $5.0 million to $5.6 million at September 30, 2022 from $579,000 at June 30, 2022 primarily due to a commercial real estate loan and a commercial construction loan that became 90 days or more past due at September 30, 2022.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of September 30, 2022 and June 30, 2022.

	At	At
	September 30,	June 30,
	2022	2022

	(In thousands)
Classification of Loans:
Substandard	$51,171	$53,119
Doubtful	—	38
Loss	—	—
Total Classified Loans	$51,171	$53,157

Special Mention	$8,992	$9,307

Total substandard loans at September 30, 2022 and June 30, 2022, include three commercial real estate loan relationships in the accommodation and food service industry totaling $30.2 million and $30.3 million, respectively. Total substandard loans decreased $1.9 million to $51.2 million at September 30, 2022 from $53.1 million at June 30, 2022 primarily due to one relationship being upgraded to the pass category, as well as, loan payments. Total special mention commercial loans decreased $314,000 to $9.0 million at September 30, 2022 from $9.3 million at June 30, 2022 due to loan payments.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Three Months Ended September 30,
	2022	2021

	(Dollars in thousands)
Allowance at beginning of period	$22,524	$23,259
Provision for loan losses	120	250

Charge offs:
Commercial real estate	31	—
Commercial and industrial	3	380
Commercial construction	—	—
One- to four-family residential real estate	24	—
Home equity loans and lines of credit	—	40
Consumer	71	28
Total charge-offs	129	448

Recoveries:
Commercial real estate	—	—
Commercial and industrial	43	8
Commercial construction	—	—
One- to four-family residential real estate	10	—
Home equity loans and lines of credit	—	—
Consumer	1	2
Total recoveries	54	10

Net charge-offs	75	438

Allowance at end of period	$22,569	$23,071

Allowance to non-performing loans	187.10%	117.27%
Allowance to total loans outstanding at the end of the period	2.17%	2.15%
Net charge-offs to average loans outstanding during the period (1)	0.01%	0.16%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2022, we had the ability to borrow up to $330.6 million, of which none was utilized for borrowings and $60.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2022, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments –Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the first quarter of fiscal 2023.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2022.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2022, cash and cash equivalents totaled $402.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $513.9 million at September 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2022 totaled $47.4 million, or 2.66%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the Federal Deposit Insurance Corporation. At September 30, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio as of September 30, 2022.

As of September 30, 2022, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of September 30, 2022

Tier 1 (leverage) capital	$191,347	9.74%	$78,559	4.00%	N/A	N/A	$98,198	5.00%
Risk-based capital
Common Tier 1	$191,347	17.69%	$48,670	4.50%	$75,709	7.00%	$70,301	6.50%
Tier 1	$191,347	17.69%	$64,893	6.00%	$91,932	8.50%	$86,525	8.00%
Total	$204,978	18.95%	$86,525	8.00%	$113,564	10.50%	$108,156	10.00%

As of June 30, 2022

Tier 1 (leverage) capital	$185,892	9.48%	$78,405	4.00%	N/A	N/A	$98,006	5.00%
Risk-based capital
Common Tier 1	$185,892	17.98%	$46,515	4.50%	$72,357	7.00%	$67,189	6.50%
Tier 1	$185,892	17.98%	$62,021	6.00%	$87,862	8.50%	$82,694	8.00%
Total	$198,932	19.25%	$82,694	8.00%	$108,536	10.50%	$103,368	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of September 30, 2022

Tier 1 (leverage) capital	$40,603	8.12%	$20,005	4.00%	N/A	N/A	$25,006	5.00%
Risk-based capital
Common Tier 1	$40,603	34.58%	$5,283	4.50%	$8,218	7.00%	$7,631	6.50%
Tier 1	$40,603	34.58%	$7,044	6.00%	$9,980	8.50%	$9,392	8.00%
Total	$40,603	34.58%	$9,392	8.00%	$12,328	10.50%	$11,741	10.00%

As of June 30, 2022

Tier 1 (leverage) capital	$39,264	7.65%	$20,532	4.00%	N/A	N/A	$25,665	5.00%
Risk-based capital
Common Tier 1	$39,264	40.43%	$4,370	4.50%	$6,797	7.00%	$6,312	6.50%
Tier 1	$39,264	40.43%	$5,826	6.00%	$8,254	8.50%	$7,768	8.00%
Total	$39,264	40.43%	$7,768	8.00%	$10,196	10.50%	$9,711	10.00%

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

At September 30, 2022, we had $308.8 million of commitments to originate or purchase loans, comprised of $172.4 million of commitments under commercial loans and lines of credit (including $45.1 million of unadvanced portions of commercial construction loans), $61.9 million of commitments under home equity loans and lines of credit, $67.0 million of commitments to purchase one- to four-family residential real estate loans and $7.5 million of unfunded commitments under consumer lines of credit. In addition, at September 30, 2022, the Company had $29.7 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2022, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the first quarter of the fiscal year ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part I, Item 1–Consolidated Financial Statements- Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 (“Form 10-K”). Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth in the Form 10-K also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three months ended September 30, 2022, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

November 14, 2022	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

November 14, 2022	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer