Form 10-Q
period 2022-12-31
Pioneer Bancorp, Inc./MD
filed 2023-02-08
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 7, 2023, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2022	2022
Assets
Cash and due from banks	$33,513	$29,831
Federal funds sold	6,064	3,466
Interest-earning deposits with banks	107,741	342,763
Cash and cash equivalents	147,318	376,060

Securities available for sale, at fair value	507,611	481,790
Securities held to maturity (fair value of $22,236 at December 31, 2022; and $22,467 at June 30, 2022)	24,296	23,952
Equity securities, at fair value	2,267	2,039
Federal Home Loan Bank of New York stock	1,051	1,091
Net loans receivable	1,048,110	982,566
Accrued interest receivable	7,520	4,623
Premises and equipment, net	42,646	38,018
Bank-owned life insurance	16,428	17,165
Goodwill	8,799	8,799
Other intangible assets, net	2,291	2,494
Other assets	26,182	25,632
Total assets	$1,834,519	$1,964,229

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Non-interest bearing deposits	$579,689	$593,461
Interest bearing deposits	958,693	1,086,822
Total deposits	1,538,382	1,680,283
Mortgagors’ escrow deposits	5,398	5,586
Other liabilities	41,009	35,733
Total liabilities	1,584,789	1,721,602

Commitments and contingent liabilities - See Note 10

Shareholders' Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and June 30, 2022)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of December 31, 2022 and June 30, 2022)	260	260
Additional paid in capital	113,633	113,713
Retained earnings	162,507	151,090
Unallocated common stock of Employee Stock Ownership Plan ("ESOP")	(10,915)	(11,256)
Accumulated other comprehensive loss	(15,755)	(11,180)
Total shareholders' equity	249,730	242,627
Total liabilities and shareholders' equity	$1,834,519	$1,964,229

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Interest and dividend income:
Loans	$13,506	$10,094	$25,018	$20,128
Securities	2,523	605	4,457	1,036
Interest-earning deposits with banks and other	1,950	152	3,695	304
Total interest and dividend income	17,979	10,851	33,170	21,468

Interest expense:
Deposits	632	343	1,038	701
Borrowings and other	212	17	324	40
Total interest expense	844	360	1,362	741
Net interest income	17,135	10,491	31,808	20,727
Provision for loan losses	(400)	—	(280)	250
Net interest income after provision for loan losses	17,535	10,491	32,088	20,477

Noninterest income:
Bank fees and service charges	1,469	1,655	3,039	3,260
Insurance and wealth management services	2,187	2,001	3,921	3,562
Net gain on equity securities	268	160	228	118
Net gain on securities transactions	—	—	—	4
Net gain on disposal of assets	—	62	—	62
Other	22	71	563	142
Total noninterest income	3,946	3,949	7,751	7,148

Noninterest expense:
Salaries and employee benefits	7,220	6,238	13,812	12,463
Net occupancy and equipment	1,841	1,725	3,552	3,437
Data processing	1,076	1,040	2,113	2,079
Advertising and marketing	294	163	435	237
Insurance premiums	226	203	457	402
Federal Deposit Insurance Corporation insurance premiums	153	225	324	416
Professional fees	1,098	699	1,871	1,546
Employee retention credit	—	(5,029)	—	(5,029)
Other	1,598	1,115	2,810	2,242
Total noninterest expense	13,506	6,379	25,374	17,793
Income before income taxes	7,975	8,061	14,465	9,832
Income tax expense	1,792	1,804	3,048	2,218
Net income	$6,183	$6,257	$11,417	$7,614

Net earnings per common share:
Basic	$0.25	$0.25	$0.45	$0.30
Diluted	$0.25	$0.25	$0.45	$0.30

Weighted average shares outstanding - basic and diluted	25,156,653	25,105,737	25,150,289	25,099,373

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Net income	$6,183	$6,257	$11,417	$7,614

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,300	(2,099)	(6,196)	(2,349)
Reclassification adjustment for gains included in net income	—	—	—	(4)
	2,300	(2,099)	(6,196)	(2,353)
Tax expense (benefit)	601	(548)	(1,621)	(615)
	1,699	(1,551)	(4,575)	(1,738)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—	—	—
	—	—	—	—
Tax expense	—	—	—	—
	—	—	—	—
Total other comprehensive income (loss)	1,699	(1,551)	(4,575)	(1,738)
Comprehensive income	$7,882	$4,706	$6,842	$5,876

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2021	25,977,679	$260	$113,815	$140,811	$(11,939)	$(5,125)	$237,822

Net income	—	—	—	1,357	—	—	1,357
Other comprehensive loss	—	—	—	—	—	(187)	(187)
ESOP shares committed to be released (12,729 shares)	—	—	(17)	—	171	—	154
Balance as of September 30, 2021	25,977,679	$260	$113,798	$142,168	$(11,768)	$(5,312)	$239,146

Net income	—	—	—	6,257	—	—	6,257
Other comprehensive loss	—	—	—	—	—	(1,551)	(1,551)
ESOP shares committed to be released (12,729 shares)	—	—	(13)	—	171	—	158
Balance as of December 31, 2021	25,977,679	$260	$113,785	$148,425	$(11,597)	$(6,863)	$244,010

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2022	25,977,679	$260	$113,713	$151,090	$(11,256)	$(11,180)	$242,627

Net income	—	—	—	5,234	—	—	5,234
Other comprehensive loss	—	—	—	—	—	(6,274)	(6,274)
ESOP shares committed to be released (12,729 shares)	—	—	(48)	—	170	—	122

Balance as of September 30, 2022	25,977,679	$260	$113,665	$156,324	$(11,086)	$(17,454)	$241,709

Net income	—	—	—	6,183	—	—	6,183
Other comprehensive income	—	—	—	—	—	1,699	1,699
ESOP shares committed to be released (12,729 shares)	—	—	(32)	—	171	—	139
Balance as of December 31, 2022	25,977,679	$260	$113,633	$162,507	$(10,915)	$(15,755)	$249,730

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended
	December 31,
	2022	2021

Cash flows from operating activities:
Net income	$11,417	$7,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,383	1,359
Provision for loan losses	(280)	250
Net amortization on securities	333	662
ESOP compensation	261	312
(Earnings) loss on bank-owned life insurance	(406)	5
Net gain on the sale or disposal of premises and equipment and other real estate owned	—	(62)
Proceeds from sale of loans	100	108
Net gain on sale of loans	—	(3)
Net gain on equity securities	(228)	(118)
Net gain on securities transactions	—	(4)
Deferred tax expense	765	1,002
Increase in accrued interest receivable	(2,897)	(63)
Decrease in other assets	403	1,663
Decrease in other liabilities	(550)	(6,933)
Net cash provided by operating activities	10,301	5,792

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	68,787	38,999
Proceeds from sales of securities available for sale	—	5,267
Purchases of securities available for sale	(101,137)	(148,313)
Proceeds from maturities and paydowns of securities held to maturity	5,694	2,396
Purchases of securities held to maturity	(6,038)	(13,327)
Proceeds from sales of equity securities	—	803
Net redemptions of FHLBNY stock	40	136
Net (increase) decrease in loans receivable	(65,365)	87,219
Purchases of premises and equipment	(78)	(520)
Proceeds from bank-owned life insurance death benefit	1,143	—
Proceeds from sale of premises and equipment, and other real estate owned	—	266
Cash paid for acquisitions	—	(1,492)
Net cash used in investing activities	(96,954)	(28,566)

Cash flows from financing activities:
Net (decrease) increase in deposits	(141,901)	48,019
Net decrease in mortgagors’ escrow deposits	(188)	(1,066)
Net cash (used in) provided by financing activities	(142,089)	46,953

Net (decrease) increase in cash and cash equivalents	(228,742)	24,179
Cash and cash equivalents at beginning of period	376,060	324,963
Cash and cash equivalents at end of period	$147,318	$349,142

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,349	$743
Income taxes	$2,050	$1,000
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$—	$550
Acquisition contingent consideration payable	$—	$728
Adoption of lease accounting standard:
Right of use assets	$6,535	$—
Lease liabilities	$6,883	$—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

1.NATURE OF OPERATIONS

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

The interim financial data as of December 31, 2022 and for the three and six months ended December 31, 2022 and 2021, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2023 or any other period.

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

Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this ASU are the same as the effective dates and transition requirements in ASU 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses clarifying certain amendments to various provisions of ASU 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated statements of operations, but it is expected to have an impact on our consolidated statements of condition at the date of adoption of this ASU. At this time, we have not calculated the estimated impact that this ASU will have on our allowance for loan losses, however, we anticipate it will have a significant impact on the methodology process we utilize to calculate the allowance. Alternative methodologies are currently being considered. Data requirements and integrity are being reviewed and enhancements incorporated into standard processes. In March 2022, the FASB issued ASU 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The amendments in the accounting guidance for TDRs by creditors eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in ASU 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the potential impact of adoption of this ASU on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of ASC Topic 848, Reference Rate Reform, from December 31, 2022, to December 31, 2024. The Company is currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.

3.ACQUISITIONS

On December 10, 2021 and December 22, 2021, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of two practices engaged in the wealth management services business in the Capital Region of New York. The Company paid an aggregate of $1.5 million in cash and recorded $728,000 in contingent consideration payable to acquire the assets and recorded an $890,000 customer list intangible asset and goodwill in the amount of $1.3 million in conjunction with the acquisitions. During the six months ended December 31, 2022, contingent consideration of $124,000 was paid. The effects of the acquired assets have been included in the consolidated financial statements since the respective acquisition dates.  The above referenced acquisitions were made to expand the Company’s wealth management services activities.

On March 16, 2022, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of a practice engaged in the wealth management services business in the Capital Region of New York. The Company paid $165,000 in cash and recorded $130,000 in contingent consideration payable to acquire the assets and recorded a $118,000 customer list intangible asset and goodwill in the amount of $177,000 in conjunction with the acquisition. During the six months ended December 31, 2022, contingent consideration of $130,000 was paid. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date.  The above referenced acquisition was made to expand the Company’s wealth management services activities.

4.EMPLOYEE RETENTION CREDIT

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As expanded, the ERC is equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and is capped at $10,000 of qualified wages for each employee, such that the maximum ERC that can be claimed is $7,000 per employee per applicable calendar quarter in 2021. As a result of the Company averaging fewer than 500 full-time employees, all wages paid to employees were eligible for the ERC.

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

During the three and six months ended December 31, 2021, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company has recorded an ERC grant receivable of $5.0 million in other assets in the consolidated statements of condition at December 31, 2022. The Internal Revenue Service has a significant backlog of ERC refunds to process. Taxpayers have reported waiting anywhere from ten to twelve months and in some cases longer for their ERC refunds. The Company currently estimates that it will receive the refunds in the third fiscal quarter of 2023.

5.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$412,584	$86	$(20,750)	$391,920
Municipal obligations	115,654	14	(508)	115,160
Other debt securities	287	308	(64)	531
Total available for sale securities	$528,525	$408	$(21,322)	$507,611

Securities held to maturity:
Corporate debt securities	$20,000	$—	$(1,889)	$18,111
Municipal obligations	4,296	—	(171)	4,125
Total held to maturity securities	$24,296	$—	$(2,060)	$22,236

Equity securities:
Common stock	$1,040	$1,240	$(13)	$2,267
Total equity securities	$1,040	$1,240	$(13)	$2,267

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$380,708	$143	$(15,005)	$365,846
Municipal obligations	115,480	55	(182)	115,353
Other debt securities	320	326	(55)	591
Total available for sale securities	$496,508	$524	$(15,242)	$481,790

Securities held to maturity:
Corporate debt securities	$20,000	$—	$(1,349)	$18,651
Municipal obligations	3,952	—	(136)	3,816
Total held to maturity securities	$23,952	$—	$(1,485)	$22,467

Equity securities:
Common stock	$1,040	$999	$—	$2,039
Total equity securities	$1,040	$999	$—	$2,039

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$176,416	$(4,662)	$205,944	$(16,088)	$382,360	$(20,750)
Municipal obligations	97,521	(508)	—	—	97,521	(508)
Other debt securities	37	(1)	90	(63)	127	(64)
	$273,974	$(5,171)	$206,034	$(16,151)	$480,008	$(21,322)

Securities held to maturity:
Corporate debt securities	$18,111	$(1,889)	$—	$—	$18,111	$(1,889)
Municipal obligations	4,125	(171)	—	—	4,125	(171)
	$22,236	$(2,060)	$—	$—	$22,236	$(2,060)

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$76,252	$(3,771)	$265,828	$(11,234)	$342,080	$(15,005)
Municipal obligations	81,522	(182)	—	—	81,522	(182)
Other debt securities	53	(3)	137	(52)	190	(55)
	$157,827	$(3,956)	$265,965	$(11,286)	$423,792	$(15,242)

Securities held to maturity:
Corporate debt securities	$18,651	$(1,349)	$—	$—	$18,651	$(1,349)
Municipal obligations	3,816	(136)	—	—	3,816	(136)
	$22,467	$(1,485)	$—	$—	$22,467	$(1,485)

At December 31, 2022, there were 184 securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities (agency-backed and certain private-label mortgage-backed securities, asset-backed securities and collateralized mortgage obligation securities) are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

At December 31, 2022, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges during the three or six months ended December 31, 2022. At December 31, 2022, 54 securities with an amortized cost of $235,000 and remaining par value of $1.5 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2022	$1,180
Reductions for amounts realized for securities transactions	—
Balance, December 31, 2022	$1,180

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	December 31, 2022
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$191,196	$189,158
Due after one to five years	337,042	317,922
Other debt securities	287	531
	$528,525	$507,611

Securities held to maturity:
Due in one year or less	$2,185	$2,014
Due after one to five years	2,111	2,111
Due after five to ten years	20,000	18,111
	$24,296	$22,236

There were no sales of securities available for sale for the three and six months ended December 31, 2022. There were no sales of securities available for sale for the three months ended December 31, 2021. During the six months ended December 31, 2021, the Company received $5.3 million in proceeds from the sale of securities available for sale, realizing gross gains of $4,000.

There were no sales of securities held to maturity for the three and six months ended December 31, 2022 and 2021.

There were no sales of equity securities for the three and six months ended December 31, 2022. During the six months ended December 31, 2021, the Company received $803,000 in proceeds from the sale of equity securities. There were no sales of equity securities for the three months ended December 31, 2021.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021
Net gain recognized during the period on equity securities	$268	$160	$228	$118
Less: Net gains recognized during the period on equity securities sold during the period	—	—	—	17
Unrealized gains recognized during reporting period on equity securities still held at reporting date	$268	$160	$228	$101

At December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of December 31, 2022 and June 30, 2022, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $504.8 million and $470.6 million, respectively.

6.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	December 31, 2022	June 30, 2022
Commercial:
Real estate	$422,579	$453,549
Commercial and industrial (1)	100,638	103,197
Construction	83,958	71,101
Total commercial	607,175	627,847
Residential mortgages	352,715	270,268
Home equity loans and lines	86,762	81,238
Consumer	18,689	22,294
	1,065,341	1,001,647
Net deferred loan costs	4,961	3,443
Allowance for loan losses	(22,192)	(22,524)
Net loans receivable	$1,048,110	$982,566
(1)	Commercial and industrial loans included Paycheck Protection Program (“PPP”) loans of $180,000 and $1.8 million as of December 31, 2022 and June 30, 2022, respectively.

The following tables present the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Three Months Ended December 31, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,053	$3,737	$1,358	$422	$22,570
Provisions charged to operations	(1,353)	765	101	87	(400)
Loans charged off	(7)	—	—	(30)	(37)
Recoveries on loans charged off	10	31	14	4	59
Allowance for loan losses at end of period	$15,703	$4,533	$1,473	$483	$22,192

	For the Three Months Ended December 31, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,273	$3,080	$1,344	$374	$23,071
Provisions charged to operations	(519)	448	3	68	—
Loans charged off	(139)	(305)	—	(26)	(470)
Recoveries on loans charged off	35	—	—	2	37
Allowance for loan losses at end of period	$17,650	$3,223	$1,347	$418	$22,638

	For the Six Months Ended December 31, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,818	$2,899	$1,388	$419	$22,524
Provisions charged to operations	(2,126)	1,616	71	159	(280)
Loans charged off	(42)	(24)	—	(101)	(167)
Recoveries on loans charged off	53	42	14	6	115
Allowance for loan losses at end of period	$15,703	$4,533	$1,473	$483	$22,192

	For the Six Months Ended December 31, 2021
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,300	$3,224	$1,295	$440	$23,259
Provisions charged to operations	(174)	304	92	28	250
Loans charged off	(519)	(305)	(40)	(54)	(918)
Recoveries on loans charged off	43	—	—	4	47
Allowance for loan losses at end of period	$17,650	$3,223	$1,347	$418	$22,638

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	December 31, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$162	$—	$—	$—	$162
Related to loans collectively evaluated for impairment	15,541	4,533	1,473	483	22,030
Ending balance	$15,703	$4,533	$1,473	$483	$22,192

Loans:
Individually evaluated for impairment	$3,343	$—	$—	$—	$3,343
Loans collectively evaluated for impairment	603,832	352,715	86,762	18,689	1,061,998
Ending balance	$607,175	$352,715	$86,762	$18,689	$1,065,341

	June 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$200	$—	$—	$—	$200
Related to loans collectively evaluated for impairment	17,618	2,899	1,388	419	22,324
Ending balance	$17,818	$2,899	$1,388	$419	$22,524

Loans:
Individually evaluated for impairment	$3,855	$—	$—	$—	$3,855
Loans collectively evaluated for impairment	623,992	270,268	81,238	22,294	997,792
Ending balance	$627,847	$270,268	$81,238	$22,294	$1,001,647

The following tables present information related to impaired loans by class as of (dollars in thousands):

				For the Six Months Ended
	December 31, 2022			December 31, 2022
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$2,662	$2,642	$—	$2,653	$61
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	2,662	2,642	—	2,653	61
With an allowance recorded:
Commercial:
Real estate	701	701	162	709	18
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	701	701	162	709	18
Total	$3,363	$3,343	$162	$3,362	$79

				For the Year Ended
	June 30, 2022			June 30, 2022
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$3,106	$3,096	$—	$3,121	$104
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	3,106	3,096	—	3,121	104
With an allowance recorded:
Commercial:
Real estate	721	721	182	738	37
Commercial and industrial	39	38	18	39	—
Construction	—	—	—	—	—
Subtotal	760	759	200	777	37
Total	$3,866	$3,855	$200	$3,898	$141

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and six months ended December 31, 2022, and the year ended June 30, 2022 was nominal.

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

There were no loans modified as troubled debt restructurings during the three and six months ended December 31, 2022, and 2021, respectively. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to December 31, 2022 which have subsequently defaulted during the three or six months ended

December 31, 2022. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to December 31, 2021 which subsequently defaulted during the three or six months ended December 31, 2021.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of the allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	December 31,		June 30,
	2022		2022
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$470	$357	$756	$200
Commercial and industrial	—	1,350	38	378
Construction	—	5,364	—	—
Residential mortgages	4,118	—	3,975	—
Home equity loans and lines	1,515	—	1,672	—
Consumer	—	5,337	—	1
	$6,103	$12,408	$6,441	$579

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	December 31, 2022
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$428	$—	$827	$1,255	$421,324	$422,579
Commercial and industrial	3,381	—	1,350	4,731	95,907	100,638
Construction	384	—	5,364	5,748	78,210	83,958
Residential mortgages	761	673	608	2,042	350,673	352,715
Home equity loans and lines	718	417	439	1,574	85,188	86,762
Consumer	8	9	5,337	5,354	13,335	18,689
Total	$5,680	$1,099	$13,925	$20,704	$1,044,637	$1,065,341

	June 30, 2022
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$273	$818	$1,096	$452,453	$453,549
Commercial and industrial	—	97	402	499	102,698	103,197
Construction	—	—	—	—	71,101	71,101
Residential mortgages	398	563	1,046	2,007	268,261	270,268
Home equity loans and lines	477	412	633	1,522	79,716	81,238
Consumer	9	132	1	142	22,152	22,294
Total	$889	$1,477	$2,900	$5,266	$996,381	$1,001,647

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

The following tables present commercial loans summarized by class of loans and the risk category (dollars in thousands):

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$375,156	$6,013	$41,410	$—	$422,579
Commercial and industrial	91,914	5,868	2,856	—	100,638
Construction	83,958	—	—	—	83,958
	$551,028	$11,881	$44,266	$—	$607,175

	June 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$403,419	$5,767	$44,363	$—	$453,549
Commercial and industrial	96,511	3,540	3,108	38	103,197
Construction	71,101	—	—	—	71,101
	$571,031	$9,307	$47,471	$38	$627,847

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of December 31, 2022 and June 30, 2022, the Company had pledged $404.9 million and $377.1 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2022, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $484.2 million, consisting of $242.1 million of interest rate swaps with commercial borrowers and $242.1 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2022, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $664.4 million, consisting of $332.2 million of interest rate swaps with commercial borrowers and $332.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	December 31, 2022
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$19,171	$19,171
Less: cash collateral applied	(19,072)	(16)
Net amount	$99	$19,155

	June 30, 2022
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$14,194	$14,194
Less: master netting arrangements	(1,375)	(1,375)
Less: cash collateral applied	(12,602)	(6)
Net amount	$217	$12,813

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At December 31, 2022, the Company had received $19.1 million and deposited $16,000 as collateral for swap agreements with third-party counterparties. At June 30, 2022, the Company had received $12.6 million and deposited $6,000 as collateral for swap agreements with third-party counterparties.

8.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Other Comprehensive Loss				Where Net Income is Presented
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$—	$—	$4	Net gain on securities transactions
Tax expense	—	—	—	(1)	Income tax expense
Net of tax	—	—	—	3

Amortization of defined benefit plan items (before tax):
Net actuarial loss	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$—	$—	$—	$3

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2022:
Accumulated other comprehensive loss as of October 1, 2022	$(17,146)	$(308)	$(17,454)
Other comprehensive income before reclassifications	1,699	—	1,699
Accumulated other comprehensive loss as of December 31, 2022	$(15,447)	$(308)	$(15,755)

2021:
Accumulated other comprehensive loss as of October 1, 2021	$(23)	$(5,289)	$(5,312)
Other comprehensive loss before reclassifications	(1,551)	—	(1,551)
Accumulated other comprehensive loss as of December 31, 2021	$(1,574)	$(5,289)	$(6,863)

	For the Six Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2022:
Accumulated other comprehensive loss as of July l, 2022	$(10,872)	$(308)	$(11,180)
Other comprehensive loss before reclassifications	(4,575)	—	(4,575)
Accumulated other comprehensive loss as of December 31, 2022	$(15,447)	$(308)	$(15,755)

2021:
Accumulated other comprehensive loss as of July l, 2021	$164	$(5,289)	$(5,125)
Other comprehensive loss before reclassifications	(1,735)	—	(1,735)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Accumulated other comprehensive loss as of December 31, 2021	$(1,574)	$(5,289)	$(6,863)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	December 31,
	2022	2021
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	$601	$(548)
Reclassification adjustment for gains included in net income	—	—
	601	(548)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$601	$(548)

	For the Six Months Ended
	December 31,
	2022	2021
Unrealized losses on securities:
Unrealized holdings losses arising during the period	$(1,621)	$(614)
Reclassification adjustment for gains included in net income	—	(1)
	(1,621)	(615)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$(1,621)	$(615)

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

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Service cost	$323	$764	$767	$1,528
Interest cost	436	514	943	1,028
Expected return on plan assets	(615)	(1,031)	(1,347)	(2,062)
Amortization of net actuarial loss	—	5	—	10
Net periodic pension cost	$144	$252	$363	$504

Contributions

For the three and six months ended December 31, 2022 and 2021, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Service cost	$5	$6	$11	$18
Interest cost	16	12	34	27
Amortization of net actuarial gain	(5)	—	(8)	—
Net periodic post-retirement benefit cost	$16	$18	$37	$45

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2022 was $11.4 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of December 31,
	2022	2021
Allocated	152,748	101,832
Committed to be allocated	50,916	50,916
Unallocated	814,661	865,577
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2022 was $139,000 and $261,000, respectively.

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

	December 31, 2022
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$28,942	$242,690	$271,632
Standby letters of credit	—	29,675	29,675
	$28,942	$272,365	$301,307

	June 30, 2022
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$59,970	$219,978	$279,948
Standby letters of credit	—	30,177	30,177
	$59,970	$250,155	$310,125

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At December 31, 2022, approximately $58.3 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At December 31, 2022, approximately $670,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to FNMA. At December 31, 2022 and June 30, 2022, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at December 31, 2022 and June 30, 2022 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At December 31, 2022 and June 30, 2022, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, no litigation-related expense was recognized for the three and six months ended December 31, 2022 and 2021. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $51.3 million in excess of the accrued liability, if any, as of December 31, 2022. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the second fiscal quarter of 2023, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the second fiscal quarter of 2023, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the six months ended December 31, 2022 and 2021, the Bank recognized insurance recoveries in the amount of $1.5 million and $2.2 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations.

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

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court.  The complaint alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet.  Cachet’s complaint asserts causes of action against Pioneer for (1) avoidance and recovery of constructive fraudulent transfers, (2) conversion, (3) unjust enrichment, (4) money had and received, (5) violation of California Penal Code § 496(a), and (6) declaratory relief.  Cachet asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and seeks costs of suit and attorneys’ fees. On February 28,

2022, the Pioneer Parties filed a motion to withdraw the reference of the adversary proceeding to the Bankruptcy Court and to transfer venue of the action to the United States District Court for the Northern District of New York (the “Withdrawal/Venue Motion”). On October 26, 2022, the United States District Court for the Central District of California entered an order denying the Withdrawal/Venue Motion. On December 9, 2022, the Pioneer Parties filed a motion to dismiss the complaint. By stipulation among the parties, Cachet will file an amended complaint on or before February 16, 2023, rather than oppose the Pioneer Parties’ motion to dismiss.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank (1) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, (2) breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, (3) engaged in constructive fraud, (4) engaged in fraudulent inducement, (5) engaged in fraudulent concealment, and (6) negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On August 14, 2020, the Bank filed a motion to dismiss five of Berkshire Bank’s claims. On December 18, 2020, Berkshire Bank filed papers in opposition to the Bank’s motion to dismiss. On February 19, 2021, the Bank filed its reply in support of its motion to dismiss. On July 1, 2021, the court granted in part and denied in part the Bank’s motion to dismiss. On August 4, 2021, the Bank filed its answer to Berkshire Bank’s remaining claims. On November 30, 2022, Berkshire Bank filed an amended complaint asserting substantially similar claims to those asserted in the original complaint, except that it excised the claim that the court previously had dismissed and included claims for breach of the loan participation agreement between the Bank and Berkshire Bank dated as of June 29, 2017 and separate claims for fraudulent inducement with respect to each of the three loan participation agreements. On January 30, 2023, the Bank filed its answer to the amended complaint and asserted counterclaims against Berkshire Bank for breach of the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, as well as a claim for a declaratory judgment that Berkshire Bank ratified that agreement and may not contest its validity. This matter is currently in discovery.

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

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully set off approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. The Pioneer Parties moved to dismiss the DOJ’s complaint against them on October 1, 2020. On October 21, 2020, the DOJ filed an amended complaint, which mooted the Pioneer Parties’ motion to dismiss the DOJ’s original complaint. The amended complaint dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described above in “Mann Entities Related Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint. By order dated November 19, 2021, discovery in this matter was stayed to permit the parties to discuss a potential resolution. On November 9, 2022, the parties submitted a joint status report advising the court that the matter had not been resolved and requesting that the court enter a schedule for completion of discovery. The court thereafter entered an order on November 14, 2022 setting a schedule for completion of discovery. This matter is currently in discovery.

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

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13, 2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. On October 14, 2022, the magistrate judge assigned to the case entered a report and recommendation recommending the motion to dismiss the Bank’s petition be granted in part and denied in part. On October 28, 2022, the Bank filed an objection to the magistrate judge’s report and recommendation. The government filed its opposition to the Bank’s objection on November 21, 2022. The objection currently is pending before the court.

On August 15, 2022, Granite Solutions Groupe, Inc. (“Granite Solutions”) filed a complaint against the Pioneer Parties, Michael T. Mann, Valuewise Corporation, Cloud Payroll LLC, Ross Personal Consultants, Inc., Always Live Holdings, LLC, Kaningo LLC, Hire Flux, LLC, Hire Flux Holdings, LLC, Viverant LLC, and Heutmaker Business Advisors, LLC, in the United States District Court for the Northern District of New York. The complaint relates to the same set of facts as the DOJ and AXH complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Like the proposed amended complaint in the Southwestern matter that sought to add Granite Solutions Groupe, Inc. described above, the complaint asserts claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. The complaint seeks compensatory damages in excess of $1 million, plus penalties and interest, treble damages, and punitive damages. On November 22, 2022, the court entered an order postponing the Pioneer Parties’ time to respond to the complaint until 30 days after the court’s entry of an order resolving the above-described appeals pending in the Southwestern/NatPay matter.

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs in the second complaint seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment. Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees. The Pioneer Parties acknowledged service of the complaints as of December 30, 2022. By agreement among the parties, the Pioneer Parties’ deadline to respond to the complaints currently is February 28, 2023.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		December 31, 2022 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$391,920	$391,920	$—	$—
Municipal obligations	115,160	—	115,160	—
Other debt securities	531	—	531
Total debt securities	507,611	391,920	115,691	—
Equity securities	2,267	2,267	—	—
Derivative assets	99	—	99	—
Total	$509,977	$394,187	$115,790	$—

Liabilities:
Derivative liabilities	$19,155	$—	$19,155	$—
Total	$19,155	$—	$19,155	$—

		Fair Value Measurements at
		June 30, 2022 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$365,846	$365,846	$—	$—
Municipal obligations	115,353	—	115,353	—
Other debt securities	591	—	591
Total debt securities	481,790	365,846	115,944	—
Equity securities	2,039	2,039	—	—
Derivative assets	217	—	217	—
Total	$484,046	$367,885	$116,161	$—

Liabilities:
Derivative liabilities	$12,813	$—	$12,813	$—
Total	$12,813	$—	$12,813	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Impaired loans:
Commercial loans	$538	$—	$—	$538

June 30, 2022
Impaired loans:
Commercial loans	$559	$—	$—	$559

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $702,000 with a valuation allowance of $162,000 resulting in an estimated fair value of $538,000 as of December 31, 2022. Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $759,000 with a valuation allowance of $200,000 resulting in an estimated fair value of $559,000 as of June 30, 2022.

The Company had no other real estate owned at December 31, 2022 or June 30, 2022.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
December 31, 2022
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

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	December 31, 2022
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$147,318	$147,318	$147,318	$—	$—
Securities available for sale	507,611	507,611	391,920	115,691	—
Securities held to maturity	24,296	22,236	—	22,236	—
Equity securities	2,267	2,267	2,267	—	—
FHLBNY stock	1,051	1,051	—	1,051	—
Net loans receivable	1,048,110	1,009,277	—	—	1,009,277
Accrued interest receivable	7,520	7,520	—	7,520	—
Derivative assets	99	99	—	99	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,474,419	$1,474,419	$—	$1,474,419	$—
Time deposits	63,963	61,484	—	61,484	—
Mortgagors’ escrow deposits	5,398	5,398	—	5,398	—
Accrued interest payable	40	40	—	40	—
Derivative liabilities	19,155	19,155	—	19,155	—

	June 30, 2022
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$376,060	$376,060	$376,060	$—	$—
Securities available for sale	481,790	481,790	365,846	115,944	—
Securities held to maturity	23,952	22,467	—	22,467	—
Equity securities	2,039	2,039	2,039	—	—
FHLBNY stock	1,091	1,091	—	1,091	—
Net loans receivable	982,566	947,332	—	—	947,332
Accrued interest receivable	4,623	4,623	—	4,623	—
Derivative assets	217	217	—	217	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,599,703	$1,599,703	$—	$1,599,703	$—
Time deposits	80,580	78,646	—	78,646	—
Mortgagors’ escrow deposits	5,586	5,586	—	5,586	—
Accrued interest payable	27	27	—	27	—
Derivative liabilities	12,813	12,813	—	12,813	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three and six months ended December 31, 2022 and 2021.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021

	(Dollars in thousands)
Non-interest Income
In scope
Insurance services	$1,101	$1,069	$1,714	$1,638
Wealth management services	1,086	932	2,207	1,924
Service charges on deposit accounts	563	697	1,263	1,379
Card services income	753	796	1,521	1,603
Other	77	75	154	145
Non-interest income in scope	3,580	3,569	6,859	6,689

Non-interest income out of scope	366	380	892	459

Total non-interest income	$3,946	$3,949	$7,751	$7,148

1

13.LEASES

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

The following tables include quantitative data related to the Company’s operating and finance leases:

As of December 31, 2022
(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$657
Operating leases	5,640
$6,297
Lease liabilities:
Finance leases	$776
Operating leases	5,896
$6,672

Other information:
Weighted-average remaining lease term for finance leases (in years)	61.9
Weighted-average remaining lease term for operating leases (in years)	14.6
Weighted-average discount rate for finance leases	5.54%
Weighted-average discount rate for operating leases	3.86%

	For the Three Months Ended	For the Six Months Ended
	December 31, 2022	December 31, 2022

	(In thousands)
Lease expense:
Finance lease expense
Amortization of ROU assets	$25	$50
Interest on lease liabilities	8	16
Operating lease expense	151	302
Variable lease expense	50	100
Total:	$234	$468

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows from finance leases (i.e. principal portion)	$25	$50
Operating cash flows from operating leases	$146	$291

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended December 31,
2023	$131	$588
2024	131	593
2025	92	572
2026	30	542
2027	30	536
Thereafter	2,610	4,984
Total undiscounted cash flows	3,024	7,815
Less: present value discount	(2,248)	(1,919)
Total lease liabilities	$776	$5,896

14.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of December 31, 2022 or December 31, 2021.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2022	2021	2022	2021

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$6,183	6,257	$11,417	$7,614

Average number of common shares outstanding	25,977,679	25,977,679	25,977,679	25,977,679
Less: Average unallocated ESOP shares	821,026	871,942	827,390	878,306
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,156,653	25,105,737	25,150,289	25,099,373

Net earnings per common share:
Basic	$0.25	$0.25	$0.45	$0.30
Diluted	$0.25	$0.25	$0.45	$0.30

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	changes in market interest rates due to economic conditions or other factors and/or the fiscal and monetary policy measures undertaken by the United States government in response to such economic conditions, which may adversely impact interest rates, the interest rate yield curve, interest margins, loan demand and interest rate sensitivity;
●	risks related to the variety of litigation and other proceedings described in the “Legal Proceedings” section;
●	general economic conditions, either locally, regionally, or nationally, including flat economic growth or recession, volatility and/or lack of liquidity in capital markets, added volatility to the global stock markets, and increased loan delinquencies and defaults;
●	the effects of inflationary pressures and the impact of rising interest rates on borrowers’ liquidity and ability to repay;
●	risks and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response, added volatility to the global stock markets, and increased loan delinquencies and defaults;
●	competition within our market area from both financial institutions or non-financial institutions, including product and pricing pressures, which can in turn impact the Company’s credit spreads, changes to third-party relationships and revenues, changes in the manner of providing services, customer acquisition and retention pressures, and the Company’s ability to attract, develop and retain qualified professionals;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in cost of legal expenses, including defending against significant litigation;
●	risks and uncertainties related to the restatement of certain of our historical consolidated financial statements;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future;
●	the potential deterioration of the U.S. economy due to financial, political or other shocks; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Non-Interest Expense. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, insurance premiums, federal deposit insurance premiums, professional fees and other general and administrative expenses, as well as employee retention credits.

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

Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation (the “FDIC”) for insurance of our deposit accounts.

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

Recent Developments

Acquisitions

On December 10, 2021 and December 22, 2021, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of two practices engaged in the wealth management services business in the Capital Region of New York. The Company paid an aggregate of $1.5 million in cash and recorded $728,000 in contingent consideration payable to acquire the assets and recorded an $890,000 customer list intangible asset and goodwill in the amount of $1.3 million in conjunction with the acquisitions. During the six months ended December 31, 2022, contingent consideration of $124,000 was paid. The effects of the acquired assets have been included in the consolidated financial statements since the respective acquisition dates.

On March 16, 2022, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of a practice engaged in the wealth management services business in the Capital Region of New York. The Company paid $165,000 in cash and recorded $130,000 in contingent consideration payable to acquire the assets and recorded a $118,000 customer list intangible asset and goodwill in the amount of $177,000 in conjunction with the acquisition. During the six months ended December 31, 2022, contingent consideration of $130,000 was paid. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date.

The above referenced acquisitions were made to expand the Company’s wealth management services activities.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As expanded, the ERC is equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and is capped at $10,000 of qualified wages for each employee, such that the maximum ERC that can be claimed is $7,000 per employee per applicable calendar quarter in 2021. As a result of the Company averaging fewer than 500 full-time employees, all wages paid to employees were eligible for the ERC.

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

During the three and six months ended December 31, 2021, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company has recorded an ERC grant receivable of $5.0 million in other assets in the consolidated statements of condition at December 31, 2022. The Internal Revenue Service has a significant backlog of ERC refunds to process. Taxpayers have reported waiting anywhere from ten to twelve months and in some cases longer for their ERC refunds. The Company currently estimates that it will receive the refunds in the third fiscal quarter of 2023.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before.  In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through the end of the second fiscal quarter of 2023, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential monetary exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through the end of the second fiscal quarter of 2023, no additional charges to the provision for loan losses were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the six months ended December 31, 2022 and 2021, the Bank recognized insurance recoveries in the amount of $1.5 million and $2.2 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statement of operations. For additional details regarding legal, other proceedings and related matters, see, “Part II, Item 1 – Legal Proceedings”.

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

	For the Three Months Ended December 31,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,035,604	$13,506	5.28%	$1,017,128	$10,094	4.00%
Securities	543,438	2,523	1.85%	365,147	605	0.66%
Interest-earning deposits and other	213,257	1,950	3.68%	358,345	152	0.17%
Total interest-earning assets	1,792,299	17,979	4.04%	1,740,620	10,851	2.50%
Non-interest-earning assets	155,259			133,932
Total assets	$1,947,558			$1,874,552

Interest-bearing liabilities:
Demand deposits	$180,138	$169	0.37%	$187,082	$59	0.13%
Savings deposits	319,966	26	0.03%	307,444	26	0.03%
Money market deposits	444,181	353	0.32%	469,545	96	0.08%
Certificates of deposit	66,693	84	0.50%	88,575	162	0.73%
Total interest-bearing deposits	1,010,978	632	0.25%	1,052,646	343	0.13%
Borrowings and other	25,980	212	3.28%	3,424	17	1.98%
Total interest-bearing liabilities	1,036,958	844	0.32%	1,056,070	360	0.14%
Non-interest-bearing deposits	621,060			559,541
Other non-interest-bearing liabilities	44,179			19,978
Total liabilities	1,702,197			1,635,589
Total shareholders' equity	245,361			238,963
Total liabilities and shareholders' equity	$1,947,558			$1,874,552
Net interest income		$17,135			$10,491
Net interest rate spread (1)			3.72%			2.36%
Net interest-earning assets (2)	$755,341			$684,550
Net interest margin (3)			3.85%			2.41%
Average interest-earning assets to interest-bearing liabilities	172.84%			164.82%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended December 31,
	2022			2021
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,019,730	$25,018	4.93%	$1,040,783	$20,128	3.87%
Securities	530,564	4,457	1.67%	325,590	1,036	0.63%
Interest-earning deposits and other	259,168	3,695	2.85%	350,891	304	0.17%
Total interest-earning assets	1,809,462	33,170	3.67%	1,717,264	21,468	2.50%
Non-interest-earning assets	148,969			137,244
Total assets	$1,958,431			$1,854,508

Interest-bearing liabilities:
Demand deposits	$188,757	$311	0.33%	$183,545	$118	0.13%
Savings deposits	322,296	53	0.03%	305,170	51	0.03%
Money market deposits	455,945	501	0.22%	463,136	191	0.08%
Certificates of deposit	69,617	173	0.49%	90,472	341	0.75%
Total interest-bearing deposits	1,036,615	1,038	0.20%	1,042,323	701	0.13%
Borrowings and other	22,245	324	2.91%	4,242	40	1.88%
Total interest-bearing liabilities	1,058,860	1,362	0.26%	1,046,565	741	0.14%
Non-interest-bearing deposits	614,423			550,136
Other non-interest-bearing liabilities	40,194			19,190
Total liabilities	1,713,477			1,615,891
Total shareholders' equity	244,954			238,617
Total liabilities and shareholders' equity	$1,958,431			$1,854,508
Net interest income		$31,808			$20,727
Net interest rate spread (1)			3.41%			2.35%
Net interest-earning assets (2)	$750,602			$670,699
Net interest margin (3)			3.52%			2.41%
Average interest-earning assets to interest-bearing liabilities	170.89%			164.09%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2022 vs. 2021			2022 vs. 2021
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$183	$3,229	$3,412	$(420)	$5,310	$4,890
Securities	407	1,511	1,918	946	2,475	3,421
Interest-earning deposits and other	(86)	1,884	1,798	(99)	3,490	3,391
Total interest-earning assets	504	6,624	7,128	427	11,275	11,702

Interest-bearing liabilities:
Demand deposits	(2)	112	110	3	190	193
Savings deposits	1	(1)	—	3	(1)	2
Money market deposits	(5)	262	257	(3)	313	310
Certificates of deposit	(34)	(44)	(78)	(68)	(100)	(168)
Total interest-bearing deposits	(40)	329	289	(65)	402	337
Borrowings and other	177	18	195	251	33	284
Total interest-bearing liabilities	137	347	484	186	435	621
Change in net interest income	$367	$6,277	$6,644	$241	$10,840	$11,081

Comparison of Financial Condition at December 31, 2022 and June 30, 2022

Total Assets. Total assets decreased $129.7 million, or 6.6%, to $1.83 billion at December 31, 2022 from $1.96 billion at June 30, 2022. The decrease was due primarily to a decrease of $228.7 million, or 60.8%, in cash and cash equivalents, offset in part by an increase of $65.5 million, or 6.7%, in net loans receivable and an increase of $25.8 million, or 5.4% in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents decreased $228.7 million, or 60.8%, to $147.3 million at December 31, 2022 from $376.1 million at June 30, 2022. This decrease was primarily a result of a net decrease in deposits of $141.9 million coupled with an increase in net loans receivable of $65.5 million and an increase in securities available for sale of $25.8 million during the six months ended December 31, 2022.

Securities Available for Sale. Total securities available for sale increased $25.8 million, or 5.4%, to $507.6 million at December 31, 2022 from $481.8 million at June 30, 2022. The increase was primarily due to purchases of U.S Government and agency obligations during the six months ended December 31, 2022.

Net Loans. Net loans of $1.05 billion at December 31, 2022 increased $65.5 million, or 6.7%, from $982.6 million at June 30, 2022. By loan category, residential mortgage loans increased by $82.4 million, or 30.5%, to $352.7 million at December 31, 2022 from $270.3 million at June 30, 2022, commercial construction loans increased by $12.9 million, or 18.1%, to $84.0 million at December 31, 2022 from $71.1 million at June 30, 2022, and home equity loans and lines of credit increased by $5.6 million, or 6.8%, to $86.8 million at December 31, 2022 from $81.2 million at June 30, 2022. These increases were partially offset by a decrease in commercial real estate loans of $30.9 million, or 6.8%, to $422.6 million at December 31, 2022 from $453.5 million at June 30, 2022, a decrease in consumer loans of $3.6 million, or 16.2%, to $18.7 million at December 31, 2022 from $22.3 million at June 30, 2022, and a decrease in commercial and industrial loans of $2.6 million, or 2.5%, to $100.6 million at December 31, 2022 from $103.2 million at June 30, 2022. The increase in residential mortgage loans and home equity loans and lines of credit were both related to loan funding outpacing loan payoffs. The increase in commercial construction loans was related to the funding of loan commitments which outpaced payoffs and conversion of loans to permanent financing. The decrease in commercial real estate loans was due to elevated loan prepayments. The decrease in consumer loans was primarily related to reduced line of credit utilization during the six months ended December 31, 2022. The decrease in commercial and industrial loans was primarily related to forgiveness of PPP loans which declined $1.6 million from $1.8 million at June 30, 2022 to $180,000 at December 31, 2022.

Deposits. Total deposits decreased $141.9 million, or 8.4%, to $1.54 billion at December 31, 2022 from $1.68 billion at June 30, 2022. The decrease in deposits was primarily related to a decrease in money market accounts of $79.8 million, or 16.0%, to $417.4 million at December 31, 2022 from $497.2 million at June 30, 2022, a decrease in demand accounts of $24.1 million, or 13.2%, to $158.7 million at December 31, 2022 from $182.8 million at June 30, 2022, a decrease in certificates of deposit of $16.6 million, or 20.6%, to $64.0 million at December 31, 2022 from $80.6 million at June 30, 2022, a decrease in non-interest bearing demand accounts of $13.8 million, or 2.3%, to $579.7 million at December 31, 2022 from $593.5 million at June 30, 2022, and a decrease in savings accounts of $7.7 million, or 2.4%, to $318.6 million at December 31, 2022 from $326.3 million at June 30, 2022. The decrease in deposits was primarily concentrated in certain larger and more rate-sensitive accounts. The effects of the Federal Reserve Board’s rapidly tightening monetary policy, inflation, and higher rate alternatives continued to have an impact on deposit balances.

Total Shareholders’ Equity. Total shareholders’ equity increased $7.1 million, or 2.9%, to $249.7 million at December 31, 2022 from $242.6 million at June 30, 2022 primarily as a result of net income of $11.4 million for the six month period ended December 31, 2022, partially offset by an increase in unrealized holding losses on securities available for sale of $4.6 million due to the increase in market interest rates.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and December 31, 2021

General.  Net income decreased by $74,000, or 1.2%, to $6.2 million for the three months ended December 31, 2022 as compared to $6.3 million for the three months ended December 31, 2021. The decrease was primarily due to a $7.1 million increase in non-interest expense, largely offset by a $6.6 million increase in net interest income and a $400,000 decrease in the provision for loan losses.

Interest and Dividend Income.  Interest and dividend income increased $7.1 million, or 65.7%, to $18.0 million for the three months ended December 31, 2022, from $10.9 million for the three months ended December 31, 2021 due to increases in interest income on loans, securities, and interest-earning deposits and other. The increase was the result of a 154 basis points increase in the average yield on interest-earning assets to 4.04% for the three months ended December 31, 2022, from 2.50% for the three months ended December 31, 2021. The increase in the average yield on interest-earning assets was driven by a significant increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans and securities. Average interest-earning assets also increased by $51.7 million from $1.74 billion for the three months ended December 31, 2021 to $1.79 billion for the three months ended December 31, 2022.

Interest income on loans increased $3.4 million, or 33.8%, to $13.5 million for the three months ended December 31, 2022 from $10.1 million for the three months ended December 31, 2021. Interest income on loans increased due to a 128 basis points increase in the average yield on loans to 5.28% for the three months ended December 31, 2022 from 4.00% for the three months ended December 31, 2022 and a $18.5 million increase in the average balance of loans to $1.04 billion for the three months ended December 31, 2022 from $1.02 billion for the three months ended December 31, 2021. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased significantly during the three months ended December 31, 2022 as compared to the same period in the prior year, offset in part by a $613,000 decrease in PPP loan related interest income to $1,000 for the three months ended December 31, 2022 from $614,000 for the three months ended December 31, 2021. The increase in the average balance of loans was principally due to purchases of residential mortgage loans.

Interest income on securities increased $1.9 million, or 317.0%, to $2.5 million for the three months ended December 31, 2022 from $605,000 for the three months ended December 31, 2021. Interest income on securities increased due to a 119 basis points increase in the average yield on securities to 1.85% for the three months ended December 31, 2022 from 0.66% for the three months ended December 31, 2021, as well as, a $178.3 million increase in the average balance of securities to $543.4 million for the three months ended December 31, 2022 from $365.1 million for the three months ended December 31, 2021. The increase in the average balance of securities was due to purchases of U.S.

government and agency and municipal obligation securities outpacing maturities and sales throughout the later part of fiscal year 2022 and continuing during the six months ended December 31, 2022. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the six months ended December 31, 2022 replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities.

Interest income on interest-earning deposits with banks and other increased $1.8 million to $2.0 million for the three months ended December 31, 2022 from $152,000 for the three months ended December 31, 2021. Interest income on interest-earning deposits with banks and other increased due to a 351 basis points increase in the average yield on interest-earning deposits with banks and other to 3.68% for the three months ended December 31, 2022 from 0.17% for the three months ended December 31, 2021 primarily as a result of the increase in the Federal Funds target rate during calendar year 2022, marginally offset by a decrease of $145.1 million in average balances on interest-earning deposits with banks and other to $213.2 million for the three months ended December 31, 2022 from $358.3 million for the three months ended December 31, 2021.

Interest Expense.  Interest expense increased $484,000, or 134.4%, to $844,000 for the three months ended December 31, 2022 from $360,000 for the three months ended December 31, 2021 as a result of an increase in interest expense on deposits, as well as, on borrowings and other. The increase was primarily due to an 18 basis points increase in the average cost of interest-bearing liabilities to 0.32% for the three months ended December 31, 2022 from 0.14% for the three months ended December 31, 2021, as well as, a marginal shift in interest-bearing liabilities mix to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $289,000, or 84.3%, to $632,000 for the three months ended December 31, 2022 from $343,000 for the three months ended December 31, 2021. Interest expense on interest-bearing deposits increased primarily due to a 12 basis points increase in the average cost of interest-bearing deposits to 0.25% for the three months ended December 31, 2022 from 0.13% for the three months ended December 31, 2021, offset in part by a decrease in average interest-bearing deposits of $41.7 million to $1.01 billion for the three months ended December 31, 2022 from $1.05 for the three months ended December 31, 2021. Interest expense on borrowings and other liabilities increased $195,000 to $212,000 for the three months ended December 31, 2022 from $17,000 for the three months ended December 31, 2021. The average cost of interest-bearing liabilities increased for the three months ended December 31, 2022, as the Federal Reserve Board raised the Federal Funds target rate throughout calendar year 2022. We continue to monitor the effects the increases in market rates are having on deposit rates and we anticipate the impact will lead to an increase in rates on interest-bearing liabilities.

Net Interest Income.  Net interest income increased $6.6 million, or 63.3%, to $17.1 million for the three months ended December 31, 2022 compared to $10.5 million for the three months ended December 31, 2021. The increase was a result of a 136 basis points increase in the net interest rate spread to 3.72% for the three months ended December 31, 2022 from 2.36% for the three months ended December 31, 2021. Net interest margin increased 144 basis points to 3.85% for the three months ended December 31, 2022 from 2.41% for the three months ended December 31, 2021. Net interest-earning assets increased by $70.7 million to $755.3 million for the three months ended December 31, 2022 from $684.6 million for the three months ended December 31, 2021.

Provision for Loan Losses.  A credit to the provision for loan losses of $400,000 was recorded for the three months ended December 31, 2022 compared to no provision recorded for the three months ended December 31, 2021. The credit to the provision was primarily due to improved credit quality and lower net charge-offs. We recorded net recoveries of $22,000 for the three months ended December 31, 2022, compared to net charge-offs of $433,000 for the three months ended December 31, 2021. Non-performing assets increased to $18.5 million, or 1.01% of total assets, at December 31, 2022, compared to $15.1 million, or 0.82% of total assets, at December 31, 2021. The allowance for loan losses was $22.2 million, or 2.07% of total loans outstanding, at December 31, 2022 and $22.6 million, or 2.23% of total net loans outstanding, at December 31, 2021.

Non-Interest Income.  Non-interest income was consistent at $3.9 million for the three months ended December 31, 2022 and for the three months ended December 31, 2021. An increase in insurance and wealth management services income of $186,000 and an increase in net gain on equity securities of $108,000 were offset by a decrease in bank fees and service charges of $186,000. The increase in insurance and wealth management services income was due to the recent wealth management acquisitions. The increase in net gain on equity securities was due to general improvement in equity market performance. The decrease in bank fees and service charges was due to lower deposit service charges.

Non-Interest Expense.  Non-interest expense increased $7.1 million, or 111.7%, to $13.5 million for the three months ended December 31, 2022 as compared to $6.4 million for the three months ended December 31, 2021. The increase in non-interest expense was primarily due to the recognition of a non-recurring ERC benefit of $5.0 million for the three months ended December 31, 2021. The ERC, which is a refundable tax credit against certain employment taxes, is one of the numerous tax provisions and other stimulus measures included in the CARES Act, as amended, providing financial assistance to businesses in response to the COVID-19 pandemic. The increase was also due to an increase in salaries and employee benefits expense of $982,000, an increase in professional fees of $399,000, and an increase in other expenses of $483,000. Salaries and employee benefits expense increased due to compensation expense from annual merit increases, hiring talent to fill open positions, as well as an enhanced annual award. Professional fees increased due to legal fees and expenses. Other expenses increased due to a tax-deductible contribution to the Pioneer Bank Charitable Foundation.

Income Tax Expense. Income tax expense was consistent at $1.8 million for the three months ended December 31, 2022 and for the three months ended December 31, 2021. Our effective tax rate was 22.5% for the three months ended December 31, 2022 compared to 22.4% for the three months ended December 31, 2021.

Comparison of Operating Results for the Six Months Ended December 31, 2022 and December 31, 2021

General.  Net income increased by $3.8 million, or 50.0%, to $11.4 million for the six months ended December 31, 2022 as compared to $7.6 million for the six months ended December 31, 2021. The increase was primarily due to a $11.1 million increase in net interest income, a $603,000 increase in non-interest income and a $530,000 decrease in the provision for loan losses, offset in part by a $7.6 million increase in non-interest expense and an $830,000 increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $11.7 million, or 54.5%, to $33.2 million for the six months ended December 31, 2022, from $21.5 million for the six months ended December 31, 2021 due to increases in interest income on loans, securities, and interest-earning deposits and other. The increase was the result of an 117 basis points increase in the average yield on interest-earning assets to 3.67% for the six months ended December 31, 2022, from 2.50% for the six months ended December 31, 2021. The increase in the average yield on interest-earning assets was driven by a significant increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans and securities. Average interest-earning assets also increased by $92.2 million from $1.71 billion for the six months ended December 31, 2021 to $1.81 billion for the six months ended December 31, 2022.

Interest income on loans increased $4.9 million, or 24.3%, to $25.0 million for the six months ended December 31, 2022 from $20.1 million for the six months ended December 31, 2021. Interest income on loans increased due to a 106 basis points increase in the average yield on loans to 4.93% for the six months ended December 31, 2022 from 3.87% for the six months ended December 31, 2022, offset in part by a $21.1 million decrease in the average balance of loans to $1.02 billion for the six months ended December 31, 2022 from $1.04 billion for the six months ended December 31, 2021. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased significantly during the six months ended December 31, 2022 as compared to the same period in the prior year, offset in part by a $1.2 million decrease in PPP loan related interest income to $45,000 for the six months ended December 31, 2022 from $1.2 million for the six months ended December 31, 2021. The decrease in the average balance of loans was principally due to forgiveness of customer PPP loans.

Interest income on securities increased $3.5 million, or 330.2%, to $4.5 million for the six months ended December 31, 2022 from $1.0 million for the six months ended December 31, 2021. Interest income on securities increased due to a 104 basis points increase in the average yield on securities to 1.67% for the six months ended December 31, 2022 from 0.63% for the six months ended December 31, 2021, as well as, a $205.0 million increase in the average balance of securities to $530.6 million for the six months ended December 31, 2022 from $325.6 million for the six months ended December 31, 2021. The increase in the average balance of securities was due to purchases of U.S. government and agency and municipal obligation securities outpacing maturities and sales throughout the later part of fiscal year 2022 and continuing during the six months ended December 31, 2022. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the six months ended December 31, 2022 replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities.

Interest income on interest-earning deposits with banks and other increased $3.4 million to $3.7 million for the six months ended December 31, 2022 from $304,000 for the six months ended December 31, 2021. Interest income on interest-earning deposits with banks and other increased due to a 268 basis points increase in the average yield on interest-earning deposits with banks and other to 2.85% for the six months ended December 31, 2022 from 0.17% for the six months ended December 31, 2021 primarily as a result of the increase in the Federal Funds target rate during calendar year 2022, marginally offset by a decrease of $91.7 million in average balances on interest-earning deposits with banks and other to $259.2 million for the six months ended December 31, 2022 from $350.9 million for the six months ended December 31, 2021.

Interest Expense.  Interest expense increased $621,000, or 83.8%, to $1.4 million for the six months ended December 31, 2022 from $741,000 for the six months ended December 31, 2021 as a result of an increase in interest expense on deposits, as well as, on borrowings and other. The increase was primarily due to a 12 basis points increase in the average cost of interest-bearing liabilities to 0.26% for the six months ended December 31, 2022 from 0.14% for the six months ended December 31, 2021, as well as, a marginal shift in interest-bearing liabilities mix to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $337,000, or 48.1%, to $1.0 million for the six months ended December 31, 2022 from $701,000 for the six months ended December 31, 2021. Interest expense on interest-bearing deposits increased primarily due to a seven basis points increase in the average cost of interest-bearing deposits to 0.20% for the six months ended December 31, 2022 from 0.13% for the six months ended December 31, 2021. Average interest-bearing liabilities were relatively unchanged for the six months ended December 31, 2022 from the six months ended December 31, 2021. Interest expense on borrowings and other liabilities increased $284,000 to $324,000 for the six months ended December 31, 2022 from $40,000 for the six months ended December 31, 2021. The average cost of interest-bearing liabilities increased for the six months ended December 31, 2022, as the Federal Reserve Board raised the Federal Funds target rate throughout calendar year 2022. We continue to monitor the effects the increases in market rates are having on deposit rates and we anticipate the impact will lead to an increase in rates on interest-bearing liabilities.

Net Interest Income.  Net interest income increased $11.1 million, or 53.5%, to $31.8 million for the six months ended December 31, 2022 compared to $20.7 million for the six months ended December 31, 2021. The increase was a result of a 106 basis points increase in the net interest rate spread to 3.41% for the six months ended December 31, 2022 from 2.35% for the six months ended December 31, 2021. Net interest margin increased 111 basis points to 3.52% for the six months ended December 31, 2022 from 2.41% for the six months ended December 31, 2021. Net interest-earning assets increased by $79.9 million to $750.6 million for the six months ended December 31, 2022 from $670.7 million for the six months ended December 31, 2021.

Provision for Loan Losses.  A credit to the provision for loan losses of $280,000 was recorded for the six months ended December 31, 2022 compared to a provision charge of $250,000 for the six months ended December 31, 2021. The credit to the provision was primarily due to improved credit quality and lower net charge-offs. We recorded net charge-offs of $52,000 for the six months ended December 31, 2022, compared to net charge-offs of $871,000 for the six months ended December 31, 2021. Non-performing assets increased to $18.5 million, or 1.01% of total assets, at December 31, 2022, compared to $15.1 million, or 0.82% of total assets, at December 31, 2021. The allowance for loan losses was $22.2 million, or 2.07% of total loans outstanding, at December 31, 2022 and $22.6 million, or 2.23% of total net loans outstanding, at December 31, 2021.

Non-Interest Income.  Non-interest income increased $603,000, or 8.4%, to $7.8 million for the six months ended December 31, 2022 as compared to $7.1 million for the six months ended December 31, 2021. The increase was primarily due to an increase in other income of $420,000 and an increase in insurance and wealth management services income of $359,000, offset in part by a decrease in bank fees and service charges of $221,000. The increase in other income was primarily due to bank-owned life insurance income as a result of a death benefit. The increase in insurance and wealth management services income was due to the recent wealth management acquisitions. The decrease in bank fees and service charges was due to lower deposit service charges.

Non-Interest Expense.  Non-interest expense increased $7.6 million, or 42.6%, to $25.4 million for the six months ended December 31, 2022 as compared to $17.8 million for the six months ended December 31, 2021. The increase in non-interest expense was primarily due to the recognition of a non-recurring ERC benefit of $5.0 million for the six months ended December 31, 2021. The ERC, which is a refundable tax credit against certain employment taxes, is one of the numerous tax provisions and other stimulus measures included in the CARES Act, as amended, providing financial assistance to businesses in response to the COVID-19 pandemic. The increase was also due to an increase in salaries and employee benefits expense of $1.3 million, an increase in professional fees of $325,000, and an increase in other expenses of $568,000. Salaries and employee benefits expense increased due to compensation expense from annual merit increases, hiring talent to fill open positions, as well as an enhanced annual award. Professional fees increased due to legal fees and expenses. Other expenses increased due to a tax-deductible contribution to the Pioneer Bank Charitable Foundation.

Income Tax Expense. Income tax expense increased $830,000 to $3.0 million for the six months ended December 31, 2022 from $2.2 million for the six months ended December 31, 2021, due to an increase in income before income taxes. Our effective tax rate was 21.1% for the six months ended December 31, 2022 compared to 22.6% for the six months ended December 31, 2021. The decrease in our effective tax rate was primarily due to the increase in tax-exempt income for the six months ended December 31, 2022 as compared to the prior year period.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. There were no non-accruing troubled debt restructurings as of December 31, 2022 and June 30, 2022.

	At	At
	December 31,	June 30,
	2022	2022

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$470	$756
Commercial and industrial	—	38
Commercial construction	—	—
Residential mortgages	4,118	3,975
Home equity loans and lines of credit	1,515	1,672
Consumer	—	—
Total non-accrual loans	6,103	6,441

Accruing loans past due 90 days or more:
Commercial real estate	357	200
Commercial and industrial	1,350	378
Commercial construction	5,364	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	5,337	1
Total accruing loans past due 90 days or more	12,408	579

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	—

Total non-performing assets	$18,511	$7,020

Total accruing troubled debt restructured loans	$2,173	$2,191

Total non-performing loans to total loans	1.73%	0.70%
Total non-performing assets to total assets	1.01%	0.36%

Non-accrual loans were relatively unchanged at December 31, 2022 from June 30, 2022. Accruing loans past due 90 days or more increased $11.8 million to $12.4 million at December 31, 2022 from $579,000 at June 30, 2022 primarily due to loans that were matured at December 31, 2022 and in the credit renewal process, which included one commercial and industrial loan, two commercial construction loans and two consumer loans.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of December 31, 2022 and June 30, 2022.

	At	At
	December 31,	June 30,
	2022	2022

	(In thousands)
Classification of Loans:
Substandard	$55,236	$53,119
Doubtful	—	38
Loss	—	—
Total Classified Loans	$55,236	$53,157

Special Mention	$11,881	$9,307

Total substandard loans at December 31, 2022 and June 30, 2022, include three commercial real estate loan relationships in the accommodation and food service industry totaling $29.5 million and $30.3 million, respectively. Total substandard loans increased $2.1 million to $55.2 million at December 31, 2022 from $53.1 million at June 30, 2022 primarily due to two consumer loans that became 90 days or more past due at December 31, 2022, offset in part by one commercial real estate relationship being upgraded to the pass category, as well as, loan payments. Total special mention commercial loans increased $2.6 million to $11.9 million at December 31, 2022 from $9.3 million at June 30, 2022 due to two commercial real estate loan relationships being downgraded to the special mention category, offset in part by loan payments.

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

In addition, the New York State Department of Financial Services (the “NYSDFS”) and the FDIC periodically review our allowance for loan losses and as a result of such reviews, we may have to materially adjust our allowance for loan losses or recognize further loan charge-offs.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or for the
	Six Months Ended December 31,
	2022	2021

	(Dollars in thousands)
Allowance at beginning of period	$22,524	$23,259
Provision for loan losses	(280)	250

Charge offs:
Commercial real estate	31	112
Commercial and industrial	11	407
Commercial construction	—	—
Residential mortgages	24	305
Home equity loans and lines of credit	—	40
Consumer	101	54
Total charge-offs	167	918

Recoveries:
Commercial real estate	—	—
Commercial and industrial	53	25
Commercial construction	—	18
Residential mortgages	42	—
Home equity loans and lines of credit	14	—
Consumer	6	4
Total recoveries	115	47

Net charge-offs	52	871

Allowance at end of period	$22,192	$22,638

Allowance to non-performing loans	119.88%	157.37%
Allowance to total loans outstanding at the end of the period	2.07%	2.23%
Net charge-offs to average loans outstanding during the period (1)	0.01%	0.08%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2022, we had the ability to borrow up to $335.1 million, of which none was utilized for borrowings and none was utilized as collateral for letters of credit issued to secure municipal deposits. At December 31, 2022, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance. We cannot predict what the impact of the events described in “Recent Developments – Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the second quarter of fiscal 2023.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2022.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2022, cash and cash equivalents totaled $147.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $507.6 million at December 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2022 totaled $45.6 million, or 2.96%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the FDIC. At December 31, 2022, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio as of December 31, 2022.

As of December 31, 2022, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of December 31, 2022

Tier 1 (leverage) capital	$197,772	10.29%	$76,903	4.00%	N/A	N/A	$96,128	5.00%
Risk-based capital
Common Tier 1	$197,772	18.37%	$48,446	4.50%	$75,361	7.00%	$69,978	6.50%
Tier 1	$197,772	18.37%	$64,595	6.00%	$91,510	8.50%	$86,127	8.00%
Total	$211,337	19.63%	$86,127	8.00%	$113,042	10.50%	$107,659	10.00%

As of June 30, 2022

Tier 1 (leverage) capital	$185,892	9.48%	$78,405	4.00%	N/A	N/A	$98,006	5.00%
Risk-based capital
Common Tier 1	$185,892	17.98%	$46,515	4.50%	$72,357	7.00%	$67,189	6.50%
Tier 1	$185,892	17.98%	$62,021	6.00%	$87,862	8.50%	$82,694	8.00%
Total	$198,932	19.25%	$82,694	8.00%	$108,536	10.50%	$103,368	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of December 31, 2022

Tier 1 (leverage) capital	$42,538	8.26%	$20,600	4.00%	N/A	N/A	$25,751	5.00%
Risk-based capital
Common Tier 1	$42,538	49.51%	$3,866	4.50%	$6,014	7.00%	$5,585	6.50%
Tier 1	$42,538	49.51%	$5,155	6.00%	$7,303	8.50%	$6,873	8.00%
Total	$42,538	49.51%	$6,873	8.00%	$9,021	10.50%	$8,592	10.00%

As of June 30, 2022

Tier 1 (leverage) capital	$39,264	7.65%	$20,532	4.00%	N/A	N/A	$25,665	5.00%
Risk-based capital
Common Tier 1	$39,264	40.43%	$4,370	4.50%	$6,797	7.00%	$6,312	6.50%
Tier 1	$39,264	40.43%	$5,826	6.00%	$8,254	8.50%	$7,768	8.00%
Total	$39,264	40.43%	$7,768	8.00%	$10,196	10.50%	$9,711	10.00%

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

At December 31, 2022, we had $271.6 million of commitments to originate or purchase loans, comprised of $153.5 million of commitments under commercial loans and lines of credit (including $42.4 million of unadvanced portions of commercial construction loans), $58.1 million of commitments under home equity loans and lines of credit, $52.5 million of commitments to purchase residential mortgage loans and $7.4 million of unfunded commitments under consumer lines of credit. In addition, at December 31, 2022, we had $29.7 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of December 31, 2022, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There has been no change in the Company’s internal control over financial reporting during the second quarter of the fiscal year ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part I, Item 1–Consolidated Financial Statements- Note 10 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

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
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2022, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

February 8, 2023	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

February 8, 2023	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer