Form 10-K
period 2023-06-30
Pioneer Bancorp, Inc./MD
filed 2023-09-26
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $11.40 as of December 31, 2022 was $122.2 million.

As of September 25, 2023 there were 25,977,679 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, “Pioneer” or the “Company” refers to Pioneer Bancorp, Inc., Pioneer Bank and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant Pioneer Bancorp, Inc.

PART I

ITEM 1.Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks, contingencies and future costs and benefits.

These forward-looking statements are based on the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

In addition, the factors described under the headings “Critical Accounting Policies and Estimates” in Part II, Item 7, and “Risk Factors” in Part I, Item 1A, as well as other possible factors not listed, could cause our actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	recent events involving the failure of financial institutions which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for loan losses;

●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions, as well as other non-traditional competitors;
●	risks and uncertainties related to the Coronavirus Disease 2019 (“COVID-19”) pandemic and resulting governmental and societal response;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in our costs of legal expenses, including defending against significant litigation;
●	any future FDIC insurance premium increases, or special assessments may adversely affect our earnings;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;

●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Pioneer Bank

General

The Bank operates 22 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties in New York. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York and funds generated from operations to originate commercial real estate loans, commercial and industrial loans, commercial construction loans and home equity loans and lines of credit and, to a lesser extent, consumer loans. Since January 2016, all of our residential mortgage loans have been purchases through our relationship with an unaffiliated mortgage banking company. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations and Federal Home Loan Bank of New York stock. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts. Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, Pioneer Commercial Bank. The Bank also sells commercial and consumer insurance products and employee benefit products and services through Anchor Agency, Inc., its insurance agency subsidiary, and provides wealth management services through its subsidiary, Pioneer Financial Services, Inc.

At June 30, 2023, we had consolidated total assets of $1.9 billion, total deposits of $1.5 billion and shareholders’ equity of $266.7 million. The Bank is subject to comprehensive regulation and examination by the NYSDFS and the Federal Deposit Insurance Corporation (the “FDIC”). Our website address is www.pioneerny.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Primary Market Area and Customers

Our primary market area encompasses Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties where our offices are located, and their contiguous counties, which are located in the Capital Region of New York (the “Capital Region”) and include the cities of Albany, the capital of New York, Schenectady and Troy. The Capital Region has a diversified economy and representative industries include educational services, technology and health care, along with a strong state government workforce. Large employers in the Capital Region include General Electric, Regeneron Pharmaceuticals, Inc., GlobalFoundries, Albany Med Health System, St. Peter’s Health Partners, Northeast Grocery Inc., Rensselaer Polytechnic Institute and the State of New York.

The total population in our primary market area in 2023 is approximately 1.0 million, as estimated by Claritas, which provides demographic data based on U.S. Census and other data sources. Of the six counties in our market area, Saratoga County has the highest level of median household income, estimated at $99,630 in 2023 and projected to grow 15.0% through 2028, and Greene County has the lowest median household income, estimated at $65,730 in 2023 and projected to grow 10.6% through 2028, compared to the 2023 estimated median household income of $80,282 and $73,336 for New York and the United States as a whole, respectively.

As of June 30, 2023, unemployment rates, according to the New York State Department of Labor, were 3.0% for Albany County, 3.3% for Greene County, 2.9% for Rensselaer County, 2.5% for Saratoga County, 3.1% for Schenectady County and 2.8% for Warren County. As of June 30, 2023, the unemployment rates for the United States, New York State and the Capital Region of New York were 3.6%, 4.3% and 2.9%, respectively.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2023 (the latest date for which information is available), we had 2.63% of the FDIC insured deposit market share in Albany County among the 21 institutions with offices in the county, 19.46% of the FDIC insured deposit market share in Rensselaer County among the 12 institutions with offices in the county, 3.37% of the FDIC insured deposit market share in Saratoga County among the 17 institutions with offices in the county, 1.03% of the FDIC insured deposit market share in Greene County among the seven institutions with offices in the county, 4.69% of the FDIC insured deposit market share in Schenectady County among the 13 institutions with offices in the county and 0.32% of the FDIC insured deposit market share in Warren County among the 10 institutions with offices in the county. In all six counties, either large regional banks (e.g., Key Bank, Citizens Bank, M&T Bank and TD Bank) and/or New York City money center banks (e.g. Bank of America and JP Morgan Chase) have a large presence.

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

Lending Activities

General. Our principal lending activity has been originating commercial real estate loans (including multi-family real estate loans), commercial and industrial loans, commercial construction loans and home equity loans and lines of credit. Beginning in January 2016, we entered into a strategic partnership with Homestead Funding Corp. (the “Mortgage Banking Company”), an unaffiliated mortgage banking company, to outsource our residential mortgage loan originations, underwriting and closing processes. Through this partnership, we refer our customers to the Mortgage Banking Company and then we decide whether we want to purchase the residential mortgage loans originated by the Mortgage Banking Company for our portfolio.

Our commercial lending efforts focus on the small-to-medium sized business market, targeting borrowers with outstanding loan balances that typically range between $500,000 to $10.0 million. We focus primarily on commercial real estate loans, commercial and industrial loans and commercial construction loans in our market area. As part of our commercial lending strategy, we plan to continue to use our commercial relationships to increase our commercial transactional deposit accounts.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Commercial real estate	$424,280	36.6%	$453,549	45.3%
Commercial and industrial	88,409	7.6%	103,197	10.3%
Commercial construction(1)	92,849	8.0%	71,101	7.1%
Residential mortgages	444,949	38.3%	270,268	27.0%
Home equity loans and lines of credit	84,131	7.3%	81,238	8.1%
Consumer	25,325	2.2%	22,294	2.2%
Total loans receivable	1,159,943	100.0%	1,001,647	100.0%
Net deferred loan costs	6,695		3,443
Allowance for losses	(22,469)		(22,524)
Total loans receivable, net	$1,144,169		$982,566
(1)	Represents amounts disbursed at June 30, 2023 and 2022. The undrawn amounts of the commercial construction loans totaled $28.9 million and $57.2 million at June 30, 2023 and 2022, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at June 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2023, amounts due in:
	One year	More than one	More than five	More than
	or less	to five years	to 15 years	15 years	Total

	(In thousands)
Commercial:
Commercial real estate	$37,517	$78,108	$307,389	$1,266	$424,280
Commercial and industrial	40,602	37,798	10,009	—	88,409
Commercial construction (1)	9,856	61,268	21,725	—	92,849
Residential mortgages	37	5,684	42,249	396,979	444,949
Home equity loans and lines of credit	63	3,016	25,846	55,206	84,131
Consumer	15,387	9,441	410	87	25,325
Total	$103,462	$195,315	$407,628	$453,538	$1,159,943
(1)	Includes commercial construction loans that convert to commercial real estate loans upon completion of the construction phase.

The following table sets forth our fixed and adjustable-rate loans at June 30, 2023 that are contractually due after June 30, 2024.

	Due After June 30, 2024
	Fixed	Adjustable	Total

	(In thousands)
Commercial:
Commercial real estate	$38,357	$348,406	$386,763
Commercial and industrial	27,931	19,876	47,807
Commercial construction	10,261	72,732	82,993
Residential mortgages	309,767	135,145	444,912
Home equity loans and lines of credit	51,662	32,406	84,068
Consumer	9,902	36	9,938
Total loans	$447,880	$608,601	$1,056,481

Commercial Real Estate Loans. At June 30, 2023, we had $424.3 million in commercial real estate loans, representing 36.6% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities, multi-family properties and other commercial properties, substantially all of which are located in our primary market area. At June 30, 2023, multi-family residential real estate loans, which are described below, totaled $104.4 million. Excluding multi-family loans, $91.4 million of our commercial real estate portfolio was owner-occupied real estate and $228.5 million was secured by income producing, or non-owner-occupied real estate.

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

Loans secured by commercial real estate generally are larger than residential mortgage loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to a single borrower or a group of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. As a result, the nature of these loans makes them more difficult for management to monitor and evaluate.

At June 30, 2023, multi-family real estate loans, which we consider a sub-category of commercial real estate loans, totaled $104.4 million, or 24.6% of our commercial real estate loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units within our market area. We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally of up to 25 years (or 30 years if the age of the collateral is less than 10 years old), which may include balloon payments. Interest rates and payments on our adjustable-rate loans adjust generally every five years and generally are indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin.

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

Commercial and Industrial Loans. We originate commercial loans and lines of credit to a variety of small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At June 30, 2023, commercial and industrial loans totaled $88.4 million, or 7.6% of our total loan portfolio. Customers for these loans include professional businesses, family-owned businesses and not-for-profit businesses. As part of our relationship-driven focus, we generally require our commercial borrowers to maintain a deposit account with us, which improves our interest rate spread, margin and overall profitability.

Commercial lending products include revolving lines of credit and term loans. Our commercial lines of credit are typically made with adjustable interest rates, indexed to either the Secured Overnight Financing Rate (“SOFR”) or The Wall Street Journal Prime Rate, plus a margin, and we can demand repayment of the borrowed amount due at any time. Term loans are generally made with fixed interest rates, indexed to the comparable Federal Home Loan Bank of New York amortizing advance indications, plus a margin, and are for terms up to 10 years. We focus our efforts on experienced, growing small- to medium-sized, privately-held companies with solid operating history and projected cash flow that operate in our market area.

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

Commercial Construction Loans. We originate loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to fund infrastructure improvements. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At June 30, 2023, commercial construction loans totaled $92.8 million, or 8.0% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $28.9 million at June 30, 2023.

Our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually 12 to 24 months. The interest rate is generally a variable rate based on an index rate, typically The Wall Street Journal Prime Rate or SOFR, plus a margin. At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full. However, our construction loans for the construction of one- to four-family residential developments do not convert to permanent residential real estate loans. Loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project.

Before making a commitment to fund a commercial construction loan, we require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed incrementally as construction progresses and as inspections by our approved inspectors warrant.

Residential Mortgage Lending. At June 30, 2023, $444.9 million, or 38.3%, of our total loan portfolio consisted of residential mortgage loans. Given our strategic partnership with the Mortgage Banking Company, we do not process this type of loan in-house; instead, residential mortgage loans are processed through the Mortgage Banking Company. The Bank has no ownership interest in this company or any common employees or directors. The Mortgage Banking Company’s staff receives the loan referral from us and then handles the underwriting, processing and closing of the loan. Residential mortgage loans are funded by the Mortgage Banking Company. with an option for the Bank to purchase the loan upon funding. Through our relationship with the Mortgage Banking Company, we can assist applicants in obtaining financing from the Mortgage Banking Company, but we are not required to commit to purchase or portfolio any loan originated by the Mortgage Banking Company. The decision whether to acquire each loan is made at the time the borrower’s application is submitted to the Mortgage Banking Company and must generally comply with underwriting guidelines that we have approved. However, the Bank typically purchases such loans so long as they meet our underwriting standards. We may also purchase residential mortgage loans from the Mortgage Banking Company to customers who were not referred to the Mortgage Banking Company by the Bank.

For each purchased loan, we generally pay a fixed aggregate fee to the Mortgage Banking Company of 1.75% of the loan balance. This fixed aggregate fee is paid by us regardless of whether the loan was originated by the Mortgage Banking Company directly or was due to our customer referral. We receive no fee for referring a customer to the Mortgage Banking Company. For the year ended June 30, 2023, we purchased for our portfolio $207.2 million of loans originated through the Mortgage Banking Company. As part of purchasing the loans, we typically acquire the servicing rights to the loans in order to best assist the customer relationship. The purchased loans are acquired from the Mortgage Banking Company without recourse or any right against the Mortgage Banking Company to require the loans to be repurchased from us. The fixed aggregate fee we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed-rate single-family mortgage loans, as well as adjustable-rate single-family loans, with maturities up to 30 years. At June 30, 2023, our residential mortgage loans consisted of $309.8 million of fixed-rate loans and $135.1 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area and many are underwritten according to Fannie Mae guidelines. We refer to loans that conform to the Fannie Mae guidelines as “conforming loans.”  We also purchase for our portfolio loans above the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at June 30, 2023 was $726,200 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At June 30, 2023, we had $32.7 million in jumbo loans.

Our purchased loans generally adhere to the following guidelines: (1) the loan is an owner-occupied one- to four-family residential mortgage loan; (2) the loan does not provide for negative amortization of principal, such as “Option Arm” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan; (3) the loan is not an “interest only” mortgage loan; (4) the maximum loan term is 30 years; (5) the loan has a loan-to-value ratio up to a maximum of 90%, provided, however, that the loan-to-value ratio may exceed 90% as long as the borrower obtains private mortgage insurance; and (6) the borrower has a maximum debt-to-income ratio of 45%. We may, at our discretion, decide not to purchase a loan based on the debt-to-income ratio of the borrower, the appraisal or any other information that is obtained in originating the loan. We do not purchase any “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (loans having less than full documentation).

Our purchased adjustable-rate residential real estate loans have interest rates that are fixed for an initial period ranging from one to ten years. After the initial fixed period, the interest rate on adjustable-rate residential real estate loans is generally reset every six or twelve months based upon a contractual spread or margin above the average yield on U.S. Treasury securities or SOFR, subject to periodic and lifetime limitations on interest rate changes. All of our adjustable-rate residential real estate loans with initial fixed-rate periods of one, five, seven or ten years have initial and periodic caps of 2% to 5% on interest rate changes, with a current cap of 5% over the life of the loan.

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied, one- to four-family residences. At June 30, 2023, outstanding home equity loans and equity lines of credit totaled $84.1 million, or 7.3% of total loans outstanding. At June 30, 2023, the unadvanced portion of home equity lines of credit totaled $60.6 million.

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

Home equity loans and lines of credit secured by junior mortgages have greater risk than residential mortgage loans secured by first mortgages. At June 30, 2023, $32.0 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans primarily consist of personal loans to the owners of certain commercial businesses who have commercial loans with us, and to a lesser extent, loans on automobiles and overdraft accounts. At June 30, 2023, consumer loans were $25.3 million, or 2.2% of our total loan portfolio.

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

Originations, Purchases, Participations and Sales of Loans

Lending activities are conducted by our loan personnel operating at our main and branch office locations. We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate, or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity has been and may continue to be adversely affected by a rising interest rate environment, which typically results in decreased loan demand.

We generally do not purchase whole loans from third parties other than the residential mortgage loans described above. However, we sell participations in loans to other financial institutions in which we generally act as the lead lender. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan. We primarily participate in commercial real estate loans (including multi-family real estate loans), commercial and industrial loans and commercial construction loans. From time to time, we may purchase participation interests in loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At June 30, 2023, the outstanding balances of our loan participations where we are not the lead lender totaled $22.4 million, of which $17.8 million were commercial or multi-family real estate loans and $4.6 million were commercial and industrial loans.

Loan Approval Procedures and Authority

Pursuant to New York Banking Law, the aggregate amount of loans that the Bank is permitted to make to any one borrower, or a group of related borrowers is generally limited to 15% of the Bank’s capital, surplus fund and undivided profits (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At June 30, 2023, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $32.9 million. On the same date, the Bank had no borrower with outstanding balances in excess of this amount.

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

Purchases of residential real estate loans up to $750,000 from the Mortgage Banking Company must be approved by one of the following officers: the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Administrative Officer or the Bank Operations Vice President. Purchases of residential real estate loans greater than

$750,000 must be approved by our board loan committee, which is comprised of all of the members of the board of directors.

For commercial loans, loans in excess of the commercial officers’ lending limits require approval from our staff loan committee, which is comprised of the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Banking Officer, Chief Strategy and Innovations Officer, Credit Administration Vice President, and Commercial Senior Vice Presidents. The staff loan committee can approve individual loans of up to prescribed limits, depending on the type of the loan. Loans in excess of the staff loan committee’s loan approval authority require the approval of our board of directors. Specifically, commercial real estate loans in excess of $6.0 million, commercial lines of credit in excess of $2.0 million and commercial loans with a new customer relationship in excess of $1.0 million must be approved by our board of directors.

Certain loans that involve policy exceptions must be approved by our board of directors.

We require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures. System-generated late notices are mailed to a borrower after the late payment “grace period,” which is 15 days in the case of all loans secured by residential or commercial real estate and 15 days in the case of commercial and industrial and most consumer loans. A second notice will be mailed to a borrower if the loan remains past due after 30 days, and we attempt to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, we will issue a pre-foreclosure notice that will require the borrower to bring the loan current within 30 days in order to avoid the beginning of foreclosure proceedings for loans secured by residential real estate. Commercial real estate, commercial and industrial, commercial construction and consumer loans are managed on a loan-by-loan basis. Decisions to send a demand notice are based on conversations with the borrower to address the delinquency issues. A report of all loans 30 days or more past due is provided to the board of directors monthly.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2023			2022
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$4,826	$—	$4,593	$5	$273	$818
Commercial and industrial	188	100	352	—	97	402
Commercial construction	—	—	3,240	—	—	—
Residential mortgages	1,244	1,312	635	398	563	1,046
Home equity loans and lines of credit	1,324	64	536	477	412	633
Consumer	508	22	—	9	132	1
Total	$8,090	$1,498	$9,356	$889	$1,477	$2,900

Loans that were 30-59 days past due totaled $8.1 million at June 30, 2023, representing an increase from $889,000 at June 30, 2022; loans that were 60-89 days past due totaled $1.5 million at June 30, 2023, relatively unchanged from $1.5 million at June 30, 2022 and loans that were 90 days or more past due totaled $9.4 million at June 30, 2023, representing an increase from $2.9 million at June 30, 2022. The increase in loans that were 30-59 days past due was primarily related to three commercial real estate loans totaling $4.8 million, all of which were paid current subsequent to June 30, 2023. The increase in loans that were 90 days or more past due was primarily related to one commercial real estate loan relationship, which included four loans totaling $4.1 million that were placed on non-accrual status, and one commercial construction loan totaling $3.2 million that was matured as of June 30, 2023 and was extended subsequent to fiscal year end.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$8,040	$756
Commercial and industrial	650	38
Commercial construction	—	—
Residential mortgages	3,958	3,975
Home equity loans and lines of credit	1,544	1,672
Consumer	—	—
Total non-accrual loans	14,192	6,441

Accruing loans past due 90 days or more:
Commercial real estate	342	200
Commercial and industrial	—	378
Commercial construction	3,240	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	1
Total accruing loans past due 90 days or more	3,582	579

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	—

Total non-performing assets	$17,774	$7,020

Total non-performing loans to total loans	1.53%	0.70%
Total non-performing assets to total assets	0.96%	0.36%

During the year ended June 30, 2023, non-accrual loans increased primarily with respect to one commercial real estate loan relationship including seven loans totaling $7.7 million that is secured by various multi-family properties. At June 30, 2023, accruing loans past due 90 days or more increased to $3.6 million from $579,000 at June 30, 2022 and was primarily related to one commercial construction loan totaling $3.2 million that was matured as of June 30, 2023 and was extended subsequent to fiscal year end.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of June 30, 2023 and 2022. The classified loans total at June 30, 2023 included $14.4 million of non-performing loans.

	At June 30,
	2023	2022

	(In thousands)
Classification of Loans:
Substandard	$69,117	$53,119
Doubtful	118	38
Loss	—	—
Total Classified Loans	$69,235	$53,157
Special Mention	$3,590	$9,307

Total substandard loans increased $16.0 million to $69.1 million at June 30, 2023 from $53.1 million at June 30, 2022 primarily due to the migration into the substandard category of one commercial real estate loan relationship including seven loans totaling $7.7 million, secured by multi-family properties, as well as loans of $5.0 million and $3.1 million, secured by senior housing facilities, respectively.

Total special mention loans decreased $5.7 million to $3.6 million at June 30, 2023 from $9.3 million at June 30, 2022 primarily due to loan paydowns of $3.3 million coupled with credit rating upgrades of $2.4 million to pass rated.

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

The following table sets forth activity in our allowance for loan losses and selected ratios for the years indicated.

	At or for the Years Ended June 30,
	2023	2022

	(Dollars in thousands)
Allowance at beginning of year	$22,524	$23,259
Provision for loan losses	—	(550)

Charge offs:
Commercial real estate	31	112
Commercial and industrial	10	416
Commercial construction	—	—
Residential mortgages	26	355
Home equity loans and lines of credit	8	57
Consumer	158	175
Total charge-offs	233	1,115

Recoveries:
Commercial real estate	—	—
Commercial and industrial	78	857
Commercial construction	—	18
Residential mortgages	66	37
Home equity loans and lines of credit	14	—
Consumer	20	18
Total recoveries	178	930

Net charge-offs	55	185

Allowance at end of year	$22,469	$22,524

Allowance to non-performing loans	126.41%	320.85%
Allowance to total loans outstanding at the end of the year	1.94%	2.04%
Net charge-offs (recoveries) to average loans outstanding during the year
Commercial real estate	0.01%	0.02%
Commercial and industrial	(0.07)%	(0.36)%
Commercial construction	—%	(0.04)%
Residential mortgages	(0.01)%	0.11%
Home equity loans and lines of credit	(0.01)%	0.07%
Consumer	0.67%	0.68%
Total	0.01%	0.02%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2023			2022
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Category	Loans in		in Category	Loans in
	Allowance	to Total	Each	Allowance	to Total	Each
	for Loan	Allocated	Category to	for Loan	Allocated	Category to
	Losses	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$9,274	41.3%	36.6%	$13,016	57.7%	45.3%
Commercial and industrial	2,961	13.2%	7.6%	2,768	12.3%	10.3%
Commercial construction	2,053	9.1%	8.0%	2,034	9.0%	7.1%
Residential mortgages	6,222	27.7%	38.3%	2,899	12.9%	27.0%
Home equity loans and lines of credit	1,470	6.5%	7.3%	1,388	6.2%	8.1%
Consumer	489	2.2%	2.2%	419	1.9%	2.2%
Total	$22,469	100.0%	100.0%	$22,524	100.0%	100.0%

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

Our investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, municipal securities, residential mortgage-backed securities and collateralized mortgage obligations, deposits at the Federal Home Loan Bank of New York, corporate debt securities (limited to no more than 10% of total assets and no more than 15% of our capital in any single issuer), common or preferred stock of a company trading on the Standard & Poor’s 500 Composite Index or if the company has $5.0 billion or greater in capitalization (limited to no more than 15% of our capital) and common stock of a company with over $2.0 billion, but less than $5.0 billion, in capitalization (limited to less than 10% of our investment portfolio). We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, or certain types of structured notes.

Debt securities investment accounting guidance requires that, at the time of purchase, we designate a debt security as held to maturity, available for sale, or trading, depending on our ability and intent.

U.S. Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2023, U.S. Government securities consisted of U.S. Treasury securities.

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

Equity Securities. At June 30, 2023, equity securities were comprised of common stock of companies in the energy, health care, information technology, consumer cyclicals, industrials, and utility sectors.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of New York common stock) at the dates indicated.

	At June 30,
	2023		2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$396,464	$377,729	$380,708	$365,846
Municipal obligations	53,492	53,434	115,480	115,353
Other debt securities	261	504	320	591
Total	$450,217	$431,667	$496,508	$481,790

Securities held to maturity:
Corporate debt securities	$20,000	$17,951	$20,000	$18,651
Municipal obligations	3,949	3,793	3,952	3,816
Total	$23,949	$21,744	$23,952	$22,467

Equity Securities:
Common stock	$1,040	$2,413	$1,040	$2,039

Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at June 30, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$90,331	1.21%	$306,133	2.03%	$—	—%	$—	—%	$396,464	$377,729	1.84%
Municipal obligations (1)	53,492	4.71%	—	—%	—	—%	—	—%	53,492	53,434	4.71%
Other debt securities	—	—%	4	2.89%	37	3.47%	220	4.34%	261	504	4.20%
Total	$143,823		$306,137		$37		$220		$450,217	$431,667

Securities held to maturity:
Corporate debt securities	$—	—%	$—	—%	$20,000	4.21%	$—	—%	$20,000	$17,951	4.21%
Municipal obligations (1)	2,108	5.68%	1,841	3.00%	—	—%	—	—%	3,949	3,793	4.43%
Total	$2,108		$1,841		$20,000		$—		$23,949	$21,744
(1)	The weighted average yields on municipal obligations are calculated on a tax equivalent basis.

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. We generally request commercial business borrowers to maintain their primary deposit accounts with us. Our policy permits us to access brokered deposits if additional liquidity is necessary and, as of June 30, 2023, we had brokered deposits outstanding of $36.5 million in the certificates of deposit category. We offer deposit accounts to municipalities through our limited purpose subsidiary, Pioneer Commercial Bank. At June 30, 2023, we held $432.1 million in municipal deposits, which represented 28.0% of our deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as towns, cities, school districts and other municipalities. We generally solicit their operating and savings accounts and not time-based deposits. Municipal deposit accounts are collateralized by Federal Home Loan Bank of New York letters of credit and by eligible government and government agency securities and municipal obligations. We believe that municipal deposits provide a low cost and stable source of funds and we intend to continue to solicit these types of funds.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. We believe the variety of deposit accounts we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. See the section entitled “Risks Related to Liquidity” for more information.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2023			2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand accounts	$526,119	34.1%	—	$593,461	35.3%	—
Demand accounts	138,817	9.0%	1.28%	182,816	10.9%	0.24%
Savings accounts	297,003	19.3%	0.05%	326,261	19.4%	0.03%
Money market accounts	462,935	30.0%	1.90%	497,165	29.6%	0.10%
Certificates of deposit	116,977	7.6%	3.14%	80,580	4.8%	0.66%
Total	$1,541,851	100.0%	0.93%	$1,680,283	100.0%	0.09%

As of June 30, 2023 and 2022, the aggregate amount of uninsured deposits was approximately $688.1 million and $817.3 million, respectively.

As of June 30, 2023, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 (the FDIC insurance limit) was approximately $9.9 million. The following table sets forth the maturity of these certificates as of June 30, 2023.

At
June 30, 2023
(In thousands)
Maturity Period:
Three months or less	$964
Over three through six months	736
Over six through twelve months	6,711
Over twelve months	1,512
Total	$9,923

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of New York (“FHLBNY”). As of June 30, 2023, the Company pledged approximately $476.6 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2023, the maximum amount of funding available from the FHLBNY was $395.6 million, of which none was utilized for borrowings and $90.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits, resulting in $305.6 million of available borrowing capacity.

Subsidiaries

Pioneer Commercial Bank. Pioneer Commercial Bank is a New York-chartered limited-purpose commercial bank wholly owned by the Bank. The Bank incorporated Pioneer Commercial Bank in October 2004 in order to be able to accept municipal deposits. New York State law prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). The limited-purpose commercial bank subsidiary has enabled us to establish banking relationships with municipalities and other public entities throughout our market area. At June 30, 2023, Pioneer Commercial Bank had $480.2 million in assets, consisting primarily of cash and municipal obligations. Pioneer Commercial Bank is subject to comprehensive regulation by the NYSDFS, as its chartering authority, and by the FDIC. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Commercial Bank.

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

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of the Bank, provides wealth management services to the Bank’s customers in partnership with LPL Financial, a registered broker dealer. The Bank incorporated Pioneer Financial Services, Inc. in 1997. It had $812.3 million of assets under management at June 30, 2023. Pioneer Financial Services, Inc. operates from the Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this

Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

Personnel

As of June 30, 2023, we had 243 full-time employees and 36 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank, the Company and Pioneer Bancorp, MHC. The description is limited to certain material aspects of certain statutes and regulations that are addressed, and is not intended to be a complete list or description of such statutes and regulations and their effects on the Bank, the Company and Pioneer Bancorp, MHC. See Item 1a – Risk Factors – “Risks Related to Legal, Regulatory, Fraud and Compliance Matters.”

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

NYSDFS Cybersecurity Rule. Effective March 1, 2017, the NYSDFS requires New York chartered banks and other financial services companies to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of the bank. Specifically, NYSDFS requires regulated financial services companies to establish a cybersecurity program; adopt a written cybersecurity policy; designate a Chief Information Security Officer responsible for implementing, overseeing and enforcing its program and policy; and have policies and procedures designed to ensure the security of information systems and nonpublic information accessible to, or held by, third-parties, along with a variety of other requirements to protect the confidentiality, integrity and availability of information systems. On November 9, 2022, the NYSDFS proposed a second amendment to its cybersecurity regulations which was further updated on June 28, 2023 and presented to the public for comment.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien residential mortgage loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The federal banking agencies, including the FDIC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2023 the Bank had not elected to be subject to the alternative framework.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At June 30, 2023, the Bank exceeded each of its capital requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The federal banking agencies use the guidelines set forth the safety and soundness standards to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered savings banks insured by the FDIC are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and to invest in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York law, whichever is less.

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

Interstate Banking and Branching. Federal law permits well-capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks may establish de novo branches on an interstate basis provided that interstate branching is authorized by the law of the host state for the banks chartered by that state.

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

The FDIC has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2023, the Bank was classified as a “well capitalized” institution.

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

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

Assessment rates for institutions of the Bank’s size ranged from 1.5 to 30 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 3.5 to 32 basis points.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by the FDIC, a state non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches or acquire depository institutions by merger. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s latest FDIC CRA rating in September 2020 was “Satisfactory.”

On May 5, 2022, the FDIC, Federal Reserve Board and the Office of the Comptroller of the Currency released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and framework and as of June 30, 2023 such rule has not been finalized.

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

Cybersecurity. Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. The Bank was in compliance with this requirement at June 30, 2023.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of June 30, 2023, Pioneer Bancorp, MHC and the Company were not “financial holding companies.”

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

Emerging Growth Company Status. Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), a company with total annual gross revenues of less than $1.235 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes), executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes) or disclose pay vs. performance information. An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.235 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, a “large accelerated filer” is defined as a corporation with at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations, and the Company will review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Incentive Compensation. In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including Nasdaq, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the Nasdaq proposed clawback listing standards, including the amendments that delay the effective date of the rules to October 2, 2023. Each listed issuer, including the Company, is required to adopt a clawback policy within 60 days after the effective date, or December 1, 2023.

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

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five year carryover period that has not been deducted is no longer deductible. At June 30, 2023, the Bank had no capital loss carryovers.

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

ITEM 1A.Risk Factors

Risk Factors Summary

An investment in our common stock involves substantial risks and uncertainties. Stockholders should carefully consider all of the information in this section. The most significant risks include the following:

Risks Related to Changes in Macroeconomic Conditions, Interest Rates and Inflation

●	Our business may be adversely affected by economic downturns in our market area and the national economy.
●	Changes in interest rates may reduce our profits.
●	Inflation can have an adverse impact on our business and on our customers.
●	Recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock.
●	Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
●	Transition from the use of the London Interbank Offered Rate (“LIBOR”) may adversely impact the interest rates paid on certain financial instruments.
●	Public health emergencies, like the COVID-19 outbreak, may have an adverse impact on our business and results of operations.
●	Changes in market conditions, changes in discount rates, changes in mortality assumptions or lower returns on assets may increase required contributions to, and costs associated with, our tax-qualified defined benefit plan in future periods.

Risks Related to Lending

●	We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.
●	Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.
●	A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.
●	We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.
●	Our allowance for loan losses may not be sufficient to cover actual loan losses.
●	The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.
●	If our non-performing assets increase, our earnings will be adversely affected.
●	A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Risks Related to Legal, Regulatory, Fraud and Compliance Matters

●	We are subject to fraud and compliance risk.
●	The Company is a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company’s financial condition and results of operations.
●	We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations.

●	Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations will subject us to fines or sanctions.
●	The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.
●	We are subject to environmental liability risk associated with lending activities.
●	Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.
●	Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Risks Relating to Accounting Matters

●	Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
●	Changes in accounting standards could affect reported earnings.
●	The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements has increased and will continue to increase our expenses.

Risks Related to Liquidity

●	A lack of liquidity could adversely affect our financial condition and results of operations.
●	Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Risks Related to Our Insurance and Wealth Management Businesses

●	Conditions in insurance markets could adversely affect our earnings.
●	Involvement in wealth management creates risks associated with the industry.
●	We may not be able to attract and retain wealth management clients.

Risks Related to Our Securities Portfolio

●	Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Risks Related to Competition

●	Strong competition within our market area may reduce our profits and slow growth.

Risks Related to Operations

●	We use a third party to originate residential mortgage loans.
●	Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.
●	We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.
●	We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.
●	Our success depends on attracting and retaining certain key personnel.
●	Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
●	Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

●	We are a community financial institution and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
●	Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.

Risks Relating to Ownership of Our Common Stock

●	Pioneer Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.
●	Our common stock is not heavily traded, and the stock price may fluctuate significantly.
●	Federal Reserve Board regulations and policy effectively prohibit Pioneer Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.
●	Various factors may make takeover attempts more difficult to achieve.
●	We are an emerging growth company, and if we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.
●	Our contribution to the Pioneer Bank Charitable Foundation may not be tax deductible, which could reduce our profits.

Risks Related to Changes in Macroeconomic Conditions, Interest Rates and Inflation

Our business may be adversely affected by economic downturns in our market area and the national economy.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area, the Capital Region of New York and surrounding markets. Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction, commercial and industrial and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.

Economic conditions in our primary market continue to be impacted by the inflationary and rising interest rate environment. Any further deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	continued decreases in deposits may impact our liquidity;
●	demand for our products and services may decrease;
●	loan delinquencies, problem assets and foreclosures may increase;
●	collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
●	the value of our securities portfolio may decrease; and
●	the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, unemployment, recession, acts of terrorism, civil unrest, natural disasters, an outbreak of hostilities or other international or domestic calamities or other factors beyond our control could negatively impact our primary marketplace and could negatively affect our financial performance.

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

During 2022 and 2023, the Federal Reserve Board in order to combat high inflation increased the Fed Funds target range multiple times to a target range of 5.25% to 5.50%. The consensus is that rates will likely be increased additional times during calendar 2023. Increases in interest rates can result in interest rates on our deposits increasing faster than the interest rates we receive on our loans and investments, causing our interest rate spread to decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income.

If interest rates continue to rise, we expect that our net portfolio value of equity would decrease. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At June 30, 2023, and assuming a 200 basis points increase in market interest rates, we estimate that our net portfolio value would decrease by $38.0 million, or 9.0%. Additionally, at June 30, 2023 and assuming a 200 basis points decrease in market interest rates, we estimate that our net portfolio value would increase by $22.2 million, or 5.3%.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition, liquidity and results of operations. Changes in interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques are based on management’s predictions, assumptions, and estimates, and there can be no assurance that our risk modeling will accurately predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. As a result of sustained inflationary pressures, the Federal Reserve Board has increased the federal funds rate several times to a target range of 5.25% to 5.50% and has indicated its intention to continue to increase interest rates in an effort to combat inflation. The Federal Reserve Board also plans to continue to reduce the size of its balance sheet in 2024. To the extent these interventions do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock.

The recent high-profile bank failures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023 have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. Recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. Notwithstanding our management’s belief that our liquidity and capitalization are sufficient to meet our requirements and applicable regulatory standards, large deposit outflows could materially and adversely affect our financial condition and results of operations.

These rapid bank failures have also highlighted risks associated with advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media, and increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. While regulators and large banks have taken steps designed to increase liquidity at regional banks and strengthen depositor confidence in the broader banking industry, there can be no guarantee that these steps will stabilize the financial services industry and financial markets. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material adverse impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its assessment rates above the recently increased levels, to require prepayments in FDIC insurance premiums or to issue additional special assessments that apply to all financial institutions, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At June 30, 2023, we had approximately $377.7 million invested in U.S. government and agency obligations. The recent downgrade by Fitch Rating Services to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, recent instability in the U.S. political, credit and financial market conditions may increase our future borrowing costs.

Transition from the use of LIBOR may adversely impact the interest rates paid on certain financial instruments.

LIBOR was used as a reference rate for certain of the Company’s floating rate commercial loans and residential mortgage loans, as well as its interest rate swaps. In 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that the publication of LIBOR would not be guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023.

There are ongoing efforts to establish an alternative reference rate. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing LIBOR with SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities. The Company has adopted SOFR as its preferred benchmark as an alternative to LIBOR for use in new contracts beginning on or after January 1, 2022.

While the Adjustable Interest Rate (LIBOR) Act and implementing regulations will help to transition legacy LIBOR contracts to a new benchmark rate, the substitution of SOFR for LIBOR may have potentially significant economic impacts on parties to affected contracts. SOFR is different from LIBOR in that it is a retrospective-looking secured rate rather than a forward-looking unsecured rate. Additionally, while SOFR appears to be the preferred replacement rate for LIBOR, it is not possible to predict whether SOFR will ultimately prevail in the market as the definitive replacement for LIBOR. Uncertainty as to the nature of alternative reference rates, and as to potential changes or other reforms related to the transition from LIBOR, may adversely affect the value of LIBOR-based financial arrangements of the Company.

Public health emergencies, like the COVID-19 outbreak, may have an adverse impact on our business and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States. Certain industries were particularly hard-hit, including the travel and hospitality industry, the restaurant industry, the retail industry, the healthcare industry, restaurants and food services, and entertainment and recreation.

As a result of a public health emergency, including the COVID-19 pandemic, and the related adverse local and national consequences, and as a result of governmental, consumer and business responses to any outbreak, we may be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, or results of operations: demand for our products and services may decline; if consumer and business activities are restricted, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could increase loan losses; our allowance for loan losses may have to be increased if borrowers experience financial difficulties; cyber security risks may be increased as the result of an increase in the number of employees working remotely; critical services provided by third-party vendors may become unavailable; government actions and vaccine mandates in response to a pandemic may affect our workforce, human capital resources and infrastructure; and the Company may experience staffing shortages and unanticipated unavailability or loss of key employees, harming our ability to execute our business strategy. Any one or a combination of the foregoing factors could negatively impact our business, financial condition, results of operations and prospects.

Changes in market conditions, changes in discount rates, changes in mortality assumptions or lower returns on assets may increase required contributions to, and costs associated with, our tax-qualified defined benefit plan in future periods.

The funded status and benefit obligations of our tax-qualified defined benefit plan (“pension plan”) are dependent upon many factors, including returns on invested assets, certain market interest rates, and the discount rates and mortality assumptions used to determine pension obligations. The pension plan liability is calculated based on various actuarial assumptions, including mortality expectations, discount rates and expected long-term rates of return on plan assets. Unfavorable returns on plan assets could materially change the amount of required plan funding, which would reduce the cash available for our operations. In addition, a decrease in the discount rate and/or changes in the mortality assumptions used to determine pension obligations could increase the estimated value of our pension obligations, which would require us to increase the amounts of future contributions to the plan, thereby reducing our equity and our costs associated with the plan may substantially increase in future periods.

Risks Related to Lending

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2023, approximately $1.0 billion, or 90.2%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market, the Capital Region of New York and surrounding markets. Declines in real estate values in the Capital Region of New York and surrounding markets as a result of unemployment, inflation, changes in tax laws, a recession or other factors outside our control could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes commercial real estate loans, primarily loans secured by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties. At June 30, 2023, our commercial real estate loans totaled $424.3 million, or 36.6%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business. Continued uncertainty or weakness in economic conditions may impair a borrower's business operations and lead to existing lease turnover. Vacancy rates for retail, office and industrial space may increase, which could result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, the physical condition of non-owner occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate loans increase, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.

At June 30, 2023, $88.4 million, or 7.6% of our total loan portfolio, was comprised of commercial and industrial loans and lines of credit to a variety of small and medium-sized businesses in our market area collateralized by general business assets including, among other things, accounts receivable and inventory, and we may augment this collateral with additional liens on real property. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. For loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate or individual business activities of our commercial customers could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.

We originate and purchase commercial construction loans primarily to local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to finance infrastructure improvements. We also provide commercial construction loans to local developers for the construction of one- to four-family residential developments, and originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure. At June 30, 2023, commercial construction loans were $92.8 million, or 8.0% of our total loan portfolio. We also had undrawn amounts on the commercial construction loans totaling $28.9 million at June 30, 2023. The primary credit risks associated with construction lending are underwriting risks, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed project. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects.

Commercial construction loans are considered more risky than residential mortgage loans because funds are advanced based on an estimate of costs that will produce a future value at completion. Uncertainties inherent in estimating construction costs and the market value of the completed project, as well as the effects of governmental regulation, make it difficult to accurately evaluate the total funds required to complete a project and the completed project’s loan-to-value ratio. If our estimated value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Construction loans may also require active monitoring of the building process, including cost comparisons and on-site inspections, making these loans more difficult and costly to monitor. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which can complicate the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Loans on land under development or held for future construction pose additional risks because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. A material increase in our non-performing construction loans could have a material adverse effect on our financial condition and results of operation.

Our allowance for loan losses may not be sufficient to cover actual loan losses.

We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable incurred losses within our existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, or if certain intervening events occur (like fraud by a customer or the COVID-19 pandemic), our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Material additions to the allowance for loan losses would materially decrease our net income and would adversely affect our business, financial condition and results of operations.

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

The FASB has adopted a new accounting standard that will be effective for the Company and the Bank for our 2024 fiscal year. This standard, referred to as Current Expected Credit Loss, or CECL, requires, upon adoption, financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, and current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This standard requires earlier recognition of expected credit losses on loans and certain other instruments. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under accounting principles generally accepted in the United States of America (“GAAP”), which delays recognition until it is probable a loss has been incurred. The adoption of CECL can result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the models, such as the forecasted economic conditions over the reasonable and supportable forecast period and loan payment behaviors.

This change will increase the amount of data we will need to collect and review to determine the appropriate allowance for loan losses and may require us to increase our allowance for loan losses. A material increase in our allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, could have an adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2023, our non-performing assets, which consist of non-performing loans and other real estate owned, were $17.8 million, or 0.96% of total assets. Our non-performing assets adversely affect our net income in various ways:

●	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
●	we must provide for probable loan losses through a current period charge to the provision for loan losses;
●	non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
●	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase commercial real estate, commercial and industrial and commercial construction loan participations (loans made by a group of lenders, including us, who share or participate in a specific loan) secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets. Loan participations may have a higher risk of loss than loans we originate because we rely in part on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2023, there were no commercial and industrial or commercial construction loan participations outside our market area. At June 30, 2023, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

We may, in the future, participate in structured financing transactions involving businesses inside and outside our market area that require alternative financing arrangements. While these types of arrangements may generate more income than our traditional commercial loans that we originate and hold in our portfolio, they generally have greater credit risk because they involve lending to borrowers with higher risk profiles, the issuance of more complex financial instruments and the valuation of more complex underlying collateral.

Risks Related to Legal, Regulatory, Fraud and Compliance Matters

We are subject to fraud and compliance risk.

We are susceptible to fraudulent activity committed against us or our clients, which has in the past and may continue to result in negative impacts to the Company which may include, but are not limited to, financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, governmental and regulatory sanctions and penalties, or damage to our reputation. We have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. See “Part II, Item 8–Financial Statements and Supplementary Data- Note 15 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” for details. We expect these activities to continue to negatively impact our financial performance and results of operations. We are involved in numerous legal and other proceedings due to, among other reasons, the Mann Entities related fraudulent activity. See “Item 3 – Legal Proceedings,” for details. See “We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations” below.

We are also subject to fraud and compliance risk, and have experienced fraudulent activities, in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. There can be no assurance that such incidents or losses will not occur again or that such acts will be detected in a timely manner.

We maintain a system of internal controls and other measures to mitigate against such risks, including data processing system failures and errors, and customer fraud. If we fail to prevent or detect any such occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if the insurance companies dispute or deny coverage, it could have a material adverse effect on our business, financial condition and results of operations. With respect to the fraud described in “Part II, Item 8–Financial Statements and Supplementary Data- Note 15 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” and the proceedings described in “Item 3 – Legal Proceedings,” our insurance carriers have (a) denied coverage with respect to some of the claims, (b) accepted coverage, subject to certain conditions, with respect to some of the claims, and (c) sought additional information from the Company in order to further evaluate coverage. It is possible that our insurance may not cover any claims or costs related to the proceedings described in these two sections. Further, though certain legal fees and expenses associated with these proceedings have been borne by our insurance carriers, up to applicable coverage limits and deductibles, we expect that such limits and deductibles may be met and/or exceeded within the next three months. Because the amounts and timing of such legal fees and litigation-related expenses are inherently difficult to predict, there can be no assurance that legal fees and litigation-related expenses incurred by us in these proceedings will not significantly exceed the applicable insurance coverage limits and deductibles.

The Company is a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company and the Bank are involved in a variety of litigation and other proceedings. See “Item 3 – Legal Proceedings,” and “Part II, Item 8–Financial Statements and Supplementary Data- Note 15 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” for details. We are prosecuting and defending these lawsuits and other proceedings vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. The ultimate outcome of any such proceedings cannot be predicted with any certainty. It also remains possible that other private parties or governmental authorities will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees, costs and expenses related to these actions are significant and are expected to continue to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These future costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition, it is inherently difficult to assess the outcome of these matters, and we may not prevail in such proceedings or litigation. Any such legal or regulatory actions will subject us to substantial compensatory or punitive damages, significant fines, sanctions, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management’s attention from the operation of our business.  In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. We establish an accrued liability when those matters present loss contingencies that are both probable and estimable. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. See “Item 3 – Legal Proceedings,” for details. As a result, the ultimate outcome of our legal or regulatory actions could have a material adverse effect on the Company’s financial condition and results of operations.

We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations.

As described in the section captioned “Supervision and Regulation” included in Part I above, we are subject to extensive regulation, supervision and examination by our banking regulators, the FDIC, the NYSDFS and the Federal Reserve Board. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for the protection of our stockholders. In addition, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations. See “Item 3 – Legal Proceedings,” for details. The various regulatory agencies with supervisory authority over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer compliance, credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality, interest rate risk, management, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines, restrictions and limitations on our operations, and other possible sanctions if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. For example, if it is determined that we have failed to operate according to the regulations, policies and directives of the NYSDFS, we would be subject to sanctions for non-compliance, including seizure of the property and business of the savings bank and suspension or revocation of our charter. In addition, the NYSDFS or the FDIC may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted our business in an unsafe or unsound manner, or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, if it is determined that we have engaged in an unfair or deceptive act or practice, the NYSDFS or FDIC may issue an order to cease and desist and impose a fine us. The NYSDFS also has the authority to appoint a monitor, a receiver, or conservator if it determines that we have or are conducting our business in an unsafe or unauthorized manner, and under certain other circumstances. New York consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes. It is possible that the NYSDFS or the FDIC may impose any or all of these sanctions if they determine that we have failed to comply with applicable laws or regulations.

As described in our filings with the SEC, we have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. As a result, we are involved in numerous legal and other proceedings due to, among other reasons the Mann Entities related fraudulent activity. This has also resulted in increased scrutiny on our business from the various regulatory agencies with supervisory authority over us. If any of these regulatory agencies suspect or determine that there has been a failure on our part to comply with current laws, regulations, other regulatory requirements or safe and sound banking, insurance, or investment advisory practices or concerns about our financial condition, or any related regulatory proceedings, investigations, sanctions, penalties or adverse actions against us, could have a material adverse effect on our business, financial condition or results of operations, increase our costs or restrict our ability to expand our business and result in damage to our reputation.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 141.5% of our total capital at June 30, 2023. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.

As the effects of climate change continue to create concern for the state of the global environment, the global business community has increased its political and social awareness surrounding this issue. Federal and state legislatures and regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. More expansive initiatives are expected to continue, including potentially increasing supervisory expectations with respect to banks’ risk management practices, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, for us to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolio. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management includes the items discussed in the proceedings described in “Item 3 – Legal Proceedings,” “Part II, Item 8–Financial Statements and Supplementary Data- Note 15 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” and the items described in our “Critical Accounting Policies and Estimates,” our evaluation of the legal remedies available to the Bank related to the potentially fraudulent activities, our evaluation of the adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of other-than-temporary impairment of investment securities, impairment of goodwill, our evaluation of contingent liabilities, and our evaluation of our defined benefit pension plan obligations.

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

The bodies responsible for establishing accounting standards, including the FASB, the SEC and bank regulators, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively. For example, the FASB has adopted a new accounting standard that will require us to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. For more information on this new standard and its potential impacts, see the risk factor above entitled, “The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.”

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements has increased and will continue to increase our expenses.

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

Risks Related to Liquidity

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to gather deposits, make investments and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund our operations and pay our obligations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by external factors such as changes in interest rates, local and national economic conditions, the availability and attractiveness of alternative investments, and perceptions of the stability of the financial services industry generally and of our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve Board, or regulatory actions that decrease customer access to particular products. Demand for deposits has also been adversely affected by the negative impact of recent high-profile bank failures and associated decrease in customer confidence in the safety and soundness of regional banks (see the Risk Factor entitled “Recent events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock” elsewhere in this filing for more information on these recent events. If customers continue to move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made by us to the rates we offer on deposits to remain competitive with other financial institutions may also adversely affect our profitability and liquidity.

Any decline in our available funding could adversely impact our ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Municipal deposits are a significant source of funds for our lending and investment activities. At June 30, 2023, $432.1 million, or 28.0% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank of New York and investment securities. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn in a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our liquidity, business, financial condition and results of operations.

Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts and are therefore more sensitive to interest rate risk. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the Federal Home Loan Bank of New York, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

Risks Related to Our Insurance and Wealth Management Businesses

Conditions in insurance markets could adversely affect our earnings.

As we have diversified our sources of income, we have become increasingly reliant on non-interest income, including insurance fees and commissions. Revenue from these sources could be negatively affected by fluctuating premiums in the insurance markets or other factors beyond our control. Other factors that affect our insurance revenue are the profitability and growth of our clients, continued development of new products and services, as well as our access to new markets. Our insurance revenues and profitability may also be adversely affected by regulatory developments impacting healthcare and insurance markets, possibly including recent legislative proposals and discussions relating to national health insurance and the elimination of the private health insurance market.

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

We may not be able to attract and retain wealth management clients.

Due to strong competition, our wealth management business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

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

We face strong competition in making loans and attracting deposits. Price competition from other financial institutions, credit unions, money market and mutual funds, insurance companies and other non-traditional competitors such as financial technology or “fintech” companies for loans and deposits sometimes requires us to charge lower interest rates on our loans and pay higher interest rates on our deposits, and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. If we are unable to effectively compete in our market area, our profitability would be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.

Risks Related to Operations

We use a third party to originate residential mortgage loans.

We have used a third-party mortgage banking company, Homestead Funding Corp., to underwrite, process and close our residential mortgage loans since January 2016. We use this company in order to offer our customers this loan product without the expense of maintaining and operating an in-house residential mortgage loan department. At June 30, 2023, residential mortgage loans acquired from the company totaled $383.4 million, or 33.1%, of our total loans receivable. Should we discontinue this relationship or otherwise be unable to use this company in the future, our ability to purchase residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have or re-develop the capability to originate residential mortgage loans through our lending staff. Should we add more staff in such an event, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending program is disrupted.

Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Over the next several years, we expect to experience moderate growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.

The financial services industry is continually undergoing rapid technological changes with frequent introductions of new technology-driven products and services which increase efficiency and enable financial institutions to serve customers better and to reduce costs. Technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as fintech and blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing for banking products and services than the Company can. The Company’s future success depends, in part, upon its ability to leverage technology to increase our operational efficiency as well as address the current and evolving needs of our customers. However, our competitors may have greater resources to invest in technological improvements, we may not always have capital levels which are sufficient to support a robust investment in our technology infrastructure or we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. Third parties upon which we rely for our technology needs may not be able to develop cost effective systems that will enable us to keep pace with such developments. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2023, we have not elected the community bank leverage ratio framework and accordingly the Basel III capital requirements remain applicable.

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

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We face potential heightened cybersecurity risks as more people continue to work from home following the COVID-19 pandemic, including our customers, our employees and the employees of our vendors. While we have implemented appropriate safeguards to protect our employees from potential cybersecurity threats while they work from home, these security measures may not be successful.

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

We are a community financial institution and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community financial institution, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected as a result of certain actions we take, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.

Weather-related events have adversely impacted our market area in recent years, especially areas located near flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the Russia and Ukraine war, terrorism or other geopolitical events.

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

The Company’s board of directors has the authority to declare dividends on our common stock subject to statutory and regulatory requirements. We currently intend to retain all our future earnings, if any, for use in our business and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be made by our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions under Federal Reserve Board regulations and policy, our business strategy and other factors that our board of directors deems relevant.

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

We are an emerging growth company. For as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of disclosing pay vs. performance, holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive if we choose to rely on these exemptions.

As an emerging growth company, we are not subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest to the effectiveness of our internal control over financial reporting. We are eligible to remain an emerging growth company for up to five years following the completion of our initial public offering. We will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of our initial public offering; (2) the first fiscal year after our annual gross revenues are $1.235 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Our contribution to the Pioneer Bank Charitable Foundation may not be tax deductible, which could reduce our profits.

We may not have sufficient profits to be able to fully use the tax deduction from our contribution to the Pioneer Bank Charitable Foundation. Under the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (generally income before federal income taxes and charitable contributions expense) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period and expires thereafter.

ITEM 1B.Unresolved Staff Comments

This Item is not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2.Properties

As of June 30, 2023, the net book value of our office properties was $32.5 million. The following table sets forth information regarding our offices.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
652 Albany Shaker Road, Albany, NY 12211	Owned (1)	2016	$14,606

Other Properties:
21 Second Street, Troy, NY 12180	Leased	2016	28
531 Troy-Schenectady Road, Latham, NY 12110	Owned	2008	1,838
2000 Second Avenue, Watervliet, NY 12189	Leased	2017	125
1828 Altamont Avenue, Schenectady, NY 12305	Owned	2012	1,809
1208 Route 146, Clifton Park, NY 12065	Leased	1995	1
10 Kendall Way, Malta, NY 12020	Owned	2016	1,704
78 Main Avenue, Wynantskill, NY 12198	Owned	2014	1,722
712 Hoosick Street, Brunswick, NY 12180	Owned	2015	1,758
329 Glenmont Road, Glenmont, NY 12077	Leased	2014	171
142 Saratoga Avenue, Waterford, NY 12188	Owned	2015	1,442
1770 Central Avenue, Albany, NY 12205	Leased	2019	215
602 North Greenbush Road, Rensselaer, NY 12144	Leased	2017	247
90 State Street, Albany, NY 12207	Leased	2013	140
1881‑1883 Western Avenue, Albany, NY 12203	Owned	2018	4,541
184 Delaware Avenue, Delmar, NY 12054	Owned	2010	891
843 Route 146, Clifton Park, NY 12065	Leased	2012	175
426 State Street, Schenectady, NY 12305	Leased	2014	151
440 Main Street, Cairo, NY 12413	Owned	2016	355
11565 NY‑32, Greenville, NY 12083	Leased	2016	2
739 Upper Glen Street, Queensbury, NY 12804	Leased	2017	59
100 Mohawk Street, Cohoes, NY 12047	Owned	2017	499
(1)	The property is subject to a ground lease.

We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part II, Item 8–Financial Statements and Supplementary Data- Note 15 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company has been listed on The Nasdaq Capital Market under the symbol “PBFS” since July 18, 2019. At September 12, 2023, the Company had approximately 958 stockholders of record.

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

There were no sales of unregistered securities or repurchases of shares of common stock during the year ended June 30, 2023.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, and insurance and wealth management services income. Our non-interest income also includes net gain or losses on equity securities, net gain or losses on sales and calls of available for sale securities, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

Non-Interest Expense. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, insurance premiums, federal deposit insurance premiums, professional fees, litigation-related expense, and other general and administrative expenses, as well as employee retention credits.

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

Professional fees include legal and other consulting expenses.

Litigation-related expense includes expenses related to legal proceedings, exclusive of legal fees and expenses.

Employee retention credit is the benefit recorded related to a refundable credit against certain employment taxes as described in “Recent Developments – Employee Retention Credit.”

Other general and administrative expenses include expenses for office supplies, postage, telephone, insurance and other miscellaneous operating expenses.

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

Select Financial Data

The following tables set forth selected consolidated historical financial and other data for the Company on a consolidated basis at and for the years ended June 30, 2023 and 2022.

	At June 30,
	2023	2022

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,856,191	$1,964,229
Cash and cash equivalents	150,478	376,060
Securities available for sale	431,667	481,790
Securities held to maturity	23,949	23,952
Equity securities	2,413	2,039
Federal Home Loan Bank stock	1,196	1,091
Net loans receivable	1,144,169	982,566
Bank-owned life insurance	16,322	17,165
Premises and equipment, net	41,617	37,312
Deposits	1,541,851	1,680,283
Shareholders’ equity	266,700	242,627

	For the Years Ended June 30,
	2023	2022

	(In thousands except for per share amounts)
Selected Operating Data:
Interest and dividend income	$71,033	$43,842
Interest expense	5,492	1,464
Net interest income	65,541	42,378
Provision for loan losses	—	(550)
Net interest income after provision for loan losses	65,541	42,928
Noninterest income	14,148	14,074
Noninterest expense	51,834	43,664
Income before income taxes	27,855	13,338
Income tax expense	5,907	3,059
Net income	21,948	10,279
Earnings per share	$0.87	$0.41

	At or For the Years Ended June 30,
	2023	2022

Performance Ratios:
Return on average assets	1.15%	0.54%
Return on average equity	8.73%	4.30%
Interest rate spread (1)	3.50%	2.35%
Net interest margin (2)	3.72%	2.41%
Non-interest expenses to average assets	2.71%	2.31%
Efficiency ratio (3)	65.05%	77.35%
Average interest-earning assets to average interest-bearing liabilities	170.32%	165.40%

Capital Ratios (4):
Average equity to average assets	13.16%	12.63%
Total capital to risk weighted assets	20.11%	19.25%
Tier 1 capital to risk weighted assets	18.85%	17.98%
Common equity tier 1 capital to risk weighted assets	18.85%	17.98%
Tier 1 capital to average assets	11.47%	9.48%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.94%	2.04%
Allowance for loan losses as a percentage of non-performing loans	126.41%	320.85%
Net charge-offs to average outstanding loans during the year	0.01%	0.02%
Non-performing loans as a percentage of total loans	1.53%	0.70%
Non-performing loans as a percentage of total assets	0.96%	0.36%
Total non-performing assets as a percentage of total assets	0.96%	0.36%

Other:
Number of offices	22	22
Number of full-time equivalent employees	256	256
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the years.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for the Bank.

Recent Developments

Acquisition

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisition. This acquisition was made to expand the Company’s wealth management services activities.

Employee Retention Credit

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) provided numerous tax provisions and other stimulus measures, including an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. As expanded, the ERC is equal to 70% of qualified wages paid to employees (including employer qualified health plan expenses) and is capped at $10,000 of qualified wages for each employee, such that the maximum ERC that can be claimed is $7,000 per employee per applicable calendar quarter in 2021. As a result of the Company averaging fewer than 500 full-time employees, all wages paid to employees were eligible for the ERC.

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

Since there was no GAAP guidance for for-profit business entities that addresses the recognition and measurement of government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, the Company accounted for the employee retention credit by analogy to FASB ASC Subtopic 958-605, Not-for-Profit Entities: Revenue Recognition (“ASC 958-605”). Under ASC 958-605, government grants are recognized when the conditions or conditions on which they depend are substantially met. The conditions for recognition of the ERC include meeting the rules as an eligible employer (meeting the rules for a decline in gross receipts) and incurring qualifying expenses (payroll costs).

During the fiscal year ended June 30, 2022, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company received the $5.0 million ERC refund along with interest totaling $171,000 in the fourth fiscal quarter of 2023.

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

For additional details regarding legal, other proceedings and related matters see “Part II, Item 8–Financial Statements and Supplementary Data - Note 15 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable diversified financial institution focused on our relationship-based model of customer engagement which we believe will result in growth through new customer acquisition, deepened existing customer relationships, and further market penetration.  At Pioneer, we are “More Than a Bank” which means that we are focused on growing our broad range of financial products and services for individual, business and municipal customers by continuing to expand our banking, insurance, consulting, and wealth management businesses.  We are fully grounded in the belief the future of financial services relies heavily on providing an unparalleled level of personal service and a comprehensive approach to our customer’s finances. Our sales enablement strategy reflects that approach and through this client-centric endeavor, we bring our products, services, and expertise to our customers in a seamless and efficient manner. We distinguish ourselves by maintaining the culture of a local community financial institution, emphasizing an engaged workforce, creating positive community impact all while offering a full range of comprehensive financial products and services, in a consultative approach. We believe that we have a competitive advantage in the markets we serve because of our over 130-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service.  The following are the key elements of our business strategy:

Strategically grow our balance sheet. Integral to our strategy is our belief that there is a large customer base in our market that prefers doing business with local institutions that are grounded in the success of their customers and communities. These customers are seeking more relationship-based service than they receive from the larger regional banks and other financial services providers. By offering personalized relationship-based customer service, along with our extensive knowledge of our local markets and a wide range of product offerings, we believe it has allowed us to establish strong relationships with our customers. We believe we can continue to leverage these strengths to attract and retain customers. We have embarked on a sales enablement strategy that is focused on engaging in a multidisciplinary approach to customer interaction.  Based on the foregoing, our attractive market area and strategic investment in technology to enhance the customer experience, we believe we are well-positioned to strategically grow our balance sheet.

Continue our emphasis on commercial customer acquisition, with a targeted focus on commercial lending while maintaining an appropriate balance in the overall loan portfolio. We view the long term growth of our commercial loan portfolio, consistent with safe and sound underwriting practices, as a means of increasing our interest income and establishing relationships with local businesses. These relationships will offer a recurring and we believe broader source of fee income through commercial deposits, commercial insurance and employee benefits products and consulting. We generally require that commercial borrowers establish a commercial deposit account with us, which assists our efforts to grow core deposits and cross-sell our other products and services. Our focus on commercial lending also has the benefits of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. However, we will continue to maintain an appropriate balance in the overall loan portfolio between our commercial and non-commercial loans to diversify our credit risk. Through our strategic partnership with the Mortgage Banking Company we are able to decide whether we want to purchase residential mortgage loans originated by the Mortgage Banking Company for our portfolio. During the year ended June 30, 2023 we strategically increased our portfolio of non-commercial loans, in part to take advantage of the substantial recent increase in market rates, through the purchases of residential mortgage loans, increasing that portfolio by $174.6 million or 64.6% as compared to the prior year.

Diversify our products and services to increase non-interest income. Our strategy includes further expansion of our customer base, deepening relationships and a focus on non-interest income by growing our financial services businesses. We sell commercial and personal insurance products and provide employee benefits products and services through our wholly-owned subsidiary, Anchor Agency, Inc., which we acquired in 2016, and grew with our acquisition in 2017 of Capital Region Strategic Employee Benefits Services, LLC employee benefits and consulting business. We entered into the wealth management services business by establishing Pioneer Financial Services, Inc. in 1997 as a wholly-owned subsidiary of the Bank (which operates under the name Pioneer Wealth Management). We substantially grew our wealth management services business with the acquisition of Ward Financial Management, LTD’s business in 2018 and of three wealth management practices’ businesses in fiscal year 2022. At June 30, 2023, Pioneer Financial Services, Inc. had $812.3 million of assets under management. Subsequent to June 30, 2023, we acquired certain assets of Hudson Financial, LLC (see “Recent Developments – Acquisition”) which further expanded our wealth management services business. We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may further increase our non-interest income, and also to cross-sell our banking services and products to customers and clients of Anchor Agency, Inc. and Pioneer Financial Services, Inc. We intend to consider future acquisition opportunities to expand our insurance, wealth management or other complementary financial services businesses.

Increase our Share of Lower-Cost Core Deposits. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-sell the products and services of our complementary subsidiaries. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities located in our market area. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. At June 30, 2023, core deposits comprised 92.4% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

Ongoing focus on our commitment to an engaged workforce.  We maintain our focus on ways to further enhance the employee engagement of our team.  We seek to retain our position as an employer of choice for top talent in the Capital Region through a focus on career and leadership development opportunities, and attention to providing a robust and competitive benefits package for our employees.  We do this through the lens of an inclusive and diverse workforce. We provide opportunities for our employees to engage in meaningful ways in the community and will enhance this engagement through the philanthropic efforts of the Pioneer Bank Charitable Foundation.

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

Legal Proceedings and Other Contingent Liabilities.  In the ordinary course of business, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of our business. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, we generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. Our estimate of potential losses will change over time and the actual losses may exceed these estimates, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, we establish an accrued liability and record a corresponding amount of litigation-related expense. We continue to monitor the matters for further developments, including our interactions with various regulatory agencies with supervisory authority over us, that could affect the amount of the accrued liability that has been previously established. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties.  The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual which could have a material negative effect on our financial results.  The estimated range of possible loss does not represent our maximum loss exposure.

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. We recognize interest and/or penalties related to income tax matters in other expense. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amounts of available open tax carrybacks, if any. At June 30, 2023 and 2022, no valuation allowance was required.

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining the future realization of our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings.

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

Average Balances and Yields

The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred costs and fees, discounts, and premiums that are amortized or accreted to interest income or interest expense, as applicable.

	For the Years Ended June 30,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,059,250	$55,231	5.21%	$1,012,125	$39,557	3.91%
Securities	526,460	9,875	1.88%	381,685	2,954	0.77%
Interest-earning deposits	176,965	5,927	3.35%	367,509	1,331	0.36%
Total interest-earning assets	1,762,675	71,033	4.03%	1,761,319	43,842	2.49%
Non-interest-earning assets	146,677			131,794
Total assets	$1,909,352			$1,893,113

Interest-bearing liabilities:
Demand deposits	$175,227	$968	0.55%	$196,450	$252	0.13%
Savings deposits	315,536	116	0.04%	312,177	103	0.03%
Money market deposits	450,969	2,979	0.66%	465,603	385	0.08%
Certificates of deposit	68,911	557	0.81%	86,770	627	0.72%
Total interest-bearing deposits	1,010,643	4,620	0.46%	1,061,000	1,367	0.13%
Borrowings and other	24,284	872	3.59%	3,867	97	2.51%
Total interest-bearing liabilities	1,034,927	5,492	0.53%	1,064,867	1,464	0.14%
Non-interest-bearing deposits	584,762			567,286
Other non interest-bearing liabilities	38,394			21,870
Total liabilities	1,658,083			1,654,023
Total shareholders’ equity	251,269			239,090
Total liabilities and shareholders’ equity	$1,909,352			$1,893,113
Net interest income		$65,541			$42,378
Net interest rate spread (1)			3.50%			2.35%
Net interest-earning assets (2)	$727,748			$696,452
Net interest margin (3)			3.72%			2.41%
Average interest-earning assets to interest-bearing liabilities	170.32%			165.40%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,
	2023 vs. 2022
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$1,917	$13,757	$15,674
Securities	1,456	5,465	6,921
Interest-earning deposits	(1,027)	5,623	4,596
Total interest-earning assets	2,346	24,845	27,191

Interest-bearing liabilities:
Demand deposits	(30)	746	716
Savings deposits	1	12	13
Money market deposits	(12)	2,606	2,594
Certificates of deposit	(139)	69	(70)
Total interest-bearing deposits	(180)	3,433	3,253
Borrowings and other	716	59	775
Total interest-bearing liabilities	536	3,492	4,028

Change in net interest income	$1,810	$21,353	$23,163

Comparison of Financial Condition at June 30, 2023 and June 30, 2022

Total Assets. Total assets of $1.86 billion at June 30, 2023 decreased $108.0 million, or 5.5%, from $1.96 billion at June 30, 2022. The decrease was due primarily to a decrease of $225.6 million, or 60.0%, in cash and cash equivalents and a decrease of $50.1 million, or 10.4% in securities available for sale, offset in part by an increase of $161.6 million, or 16.4%, in net loans receivable as we shifted the composition of interest-earning assets from cash and cash equivalents, and securities available for sale to net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents of $150.5 million at June 30 2023, decreased $225.6 million, or 60.0%, from $376.1 million at June 30, 2022. This decrease was primarily a result of an increase in net loans receivable of $161.6 million coupled with a net decrease in deposits of $138.4 million, partially offset by a decrease in securities available for sale of $50.1 million during the year ended June 30, 2023.

Securities Available for Sale. Total securities available for sale of $431.7 million at June 30, 2023 decreased $50.1 million, or 10.4%, from $481.8 million at June 30, 2022. The decrease was primarily due to maturities of $187.8 million, offset in part by purchases of U.S Government and agency obligations and municipal obligations of $141.5 million and a decrease in net unrealized losses of $3.8 million during the year ended June 30, 2023.

Securities Held to Maturity. Total securities held to maturity of $23.9 million at June 30, 2023 were unchanged from June 30, 2022 as new purchases were offset by maturities and principal paydowns.

Net Loans Receivable. Net loans receivable of $1.14 billion at June 30, 2023 increased $161.6 million, or 16.4%, from $982.6 million at June 30, 2022. By loan category, residential mortgage loans increased by $174.6 million, or 64.6%, to $444.9 million at June 30, 2023 from $270.3 million at June 30, 2022, commercial construction loans increased by $21.7 million, or 30.6%, to $92.8 million at June 30, 2023 from $71.1 million at June 30, 2022, consumer loans increased by $3.0 million, or 13.6%, to $25.3 million at June 30, 2023 from $22.3 million at June 30, 2022, and home equity loans and lines of credit increased by $2.9 million, or 3.6%, to $84.1 million at June 30, 2023 from $81.2 million at June 30, 2022. These increases were partially offset by a decrease in commercial real estate loans of $29.2 million, or 6.5%, to $424.3 million at June 30, 2023 from $453.5 million at June 30, 2022 and a decrease in commercial and industrial loans of $14.8 million, or 14.3%, to $88.4 million at June 30, 2023 from $103.2 million at June 30, 2022.

The increase in residential mortgage loans was related to the Bank’s asset allocation shift, using investment securities cash flow and cash to fund higher yielding assets. The Bank’s relationship with the Mortgage Banking Company facilitated a significant increase in residential mortgage loan volume, despite the rising interest rate environment. The increase in commercial construction loans was due to funding of increased construction commitments. The decrease in commercial real estate loans was related to loan payoffs outpacing loan originations. The decrease in commercial and industrial loans was primarily due to reduced line of credit utilization rates.

Deposits. Total deposits of $1.54 billion at June 30, 2023 decreased $138.4 million, or 8.2%, from $1.68 billion at June 30, 2022. By deposit category, non-interest bearing demand accounts decreased by $67.4 million, or 11.3%, to $526.1 million at June 30, 2023 from $593.5 million at June 30, 2022, interest-bearing demand accounts decreased by $44.0 million, or 24.1%, to $138.8 million at June 30, 2023 from $182.8 million at June 30, 2022, money market accounts decreased by $34.3 million, or 6.9%, to $462.9 million at June 30, 2023 from $497.2 million at June 30, 2022, and savings accounts decreased by $29.3 million, or 9.0%, to $297.0 million at June 30, 2023 from $326.3 million at June 30, 2022, partially offset by an increase in certificates of deposit of $36.4 million, or 45.2%, to $117.0 million at June 30, 2023 from $80.6 million at June 30, 2022. The decrease in non-maturity deposits was primarily concentrated in certain larger and more rate-sensitive accounts, as well as a migration to certificates of deposit. The increase in certificates of deposit was concentrated in brokered deposits. The effects of the Federal Reserve Board’s rapidly tightening monetary policy, inflation, and higher rate alternatives continued to have an impact on deposit balances in the fourth fiscal quarter of 2023.

Total Shareholders’ Equity. Total shareholders’ equity of $266.7 million at June 30, 2023 increased $24.1 million, or 9.9%, from $242.6 million at June 30, 2022 primarily as a result of net income of $21.9 million and a decrease in accumulated other comprehensive loss of $1.6 million for the year ended June 30, 2023.

Comparison of Operating Results for the Years Ended June 30, 2023 and June 30, 2022

General.  Net income increased by $11.6 million, or 113.5%, to $21.9 million for the year ended June 30, 2023 from $10.3 million for the year ended June 30, 2022. The increase was primarily due to a $23.1 million increase in net interest income, partially offset by an $8.1 million increase in non-interest expense and a $2.8 million increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $27.2 million, or 62.0%, to $71.0 million for the year ended June 30, 2023, from $43.8 million for the year ended June 30, 2022 due to increases in interest income on loans, securities, and interest-earning deposits and other. The increase was the result of a 154 basis points increase in the average yield on interest-earning assets to 4.03% for the year ended June 30, 2023, from 2.49% for the year ended June 30, 2022. The increase in the average yield on interest-earning assets was driven by a significant increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans and securities. Average interest-earning assets of $1.76 billion for the year ended June 30, 2023 were relatively unchanged from the year ended June 30, 2022.

Interest income on loans increased $15.6 million, or 39.6%, to $55.2 million for the year ended June 30, 2023 from $39.6 million for the year ended June 30, 2022. Interest income on loans increased due to a 130 basis points increase in the average yield on loans to 5.21% for the year ended June 30, 2023 from 3.91% for the year ended June 30, 2022, coupled with a $47.1 million increase in the average balance of loans to $1.06 billion for the year ended June 30, 2023 from $1.01 billion for the year ended June 30, 2022. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased significantly during the year ended June 30, 2023 as compared to the prior year, offset in part by a $1.7 million decrease in Paycheck Protection Program (“PPP”) loan related interest income for the year ended June 30, 2023 as compared to the year ended June 30, 2022. The increase in the average balance of loans was principally due to purchases of residential mortgage loans.

Interest income on securities increased $6.9 million, or 234.3%, to $9.9 million for the year ended June 30, 2023 from $3.0 million for the year ended June 30, 2022. Interest income on securities increased due to a 111 basis points increase in the average yield on securities to 1.88% for the year ended June 30, 2023 from 0.77% for the year ended June 30, 2022, as well as, a $144.8 million increase in the average balance of securities to $526.5 million for the year ended June 30, 2023 from $381.7 million for the year ended June 30, 2022. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the year ended June 30, 2023 replacing scheduled maturities of lower yielding U.S. government and agency, and municipal obligation securities. The increase in the average balance of securities was due to purchases of U.S. government and agency, and municipal obligation securities outpacing maturities and sales throughout the later part of fiscal year 2022 and continuing during the year ended June 30, 2023.

Interest income on interest-earning deposits with banks and other increased $4.6 million, or 345.3%, to $5.9 million for the year ended June 30, 2023 from $1.3 million for the year ended June 30, 2022. Interest income on interest-earning deposits with banks and other increased due to a 299 basis points increase in the average yield on interest-earning deposits with banks and other to 3.35% for the year ended June 30, 2023 from 0.36% for the year ended June 30, 2022 primarily as a result of the increase in the Federal Funds target rate during calendar year 2022 and continuing in calendar year 2023, partially offset by a decrease of $190.5 million in average balances on interest-earning deposits with banks and other to $177.0 million for the year ended June 30, 2023 from $367.5 million for the year ended June 30, 2022 related to the shift in composition of interest-earning assets from cash and cash equivalents to loans.

Interest Expense.  Interest expense increased $4.0 million, or 275.1%, to $5.5 million for the year ended June 30, 2023 from $1.5 million for the year ended June 30, 2022 as a result of an increase in interest expense on deposits, as well as, on borrowings and other. The increase was primarily due to a 39 basis points increase in the average cost of interest-bearing liabilities to 0.53% for the year ended June 30, 2023 from 0.14% for the year ended June 30, 2022, as well as, a marginal shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $3.2 million, or 238.0%, to $4.6 million for the year ended June 30, 2023 from $1.4 million for the year ended June 30, 2022. Interest expense on interest-bearing deposits increased primarily due to a 33 basis points increase in the average cost of interest-bearing deposits to 0.46% for the year ended June 30, 2023 from 0.13% for the year ended June 30, 2022 offset in part by a decrease in average interest-bearing deposits of $50.4 million to $1.01 billion for the year ended June 30, 2023 from $1.06 billion for the year ended June 30, 2022. The increase in the average cost of interest-bearing deposits was primarily due to the increase in market interest rates and a shift in the mix of deposits to higher costing certificates of deposit.

Interest expense on borrowings and other liabilities increased $775,000 to $872,000 for the year ended June 30, 2023 from $97,000 for the year ended June 30, 2022 due primarily to the increase in average borrowings and other liabilities of $20.4 million to $24.3 million for the year ended June 30, 2023 from $3.9 million for the year ended June 30, 2022, as well as the average cost of borrowings and other liabilities of 108 basis points as a result of the increase in the Federal Funds target rate throughout calendar year 2022 and continued in calendar year 2023.

We continue to monitor the effects the precipitous increase in market rates are having on deposit rates and we anticipate the impact will lead to a continued increase in rates on deposits and other interest-bearing liabilities. The expected increase in rates on deposits is reflective of our strategy to maintain a strong core deposit base and continue to provide competitive offerings to customers. We have been and will be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and municipal customers, as an important component of this strategy. In addition, we expect the increase in funding costs due to higher deposit costs, the increase in use of brokered deposits and potentially an increase in the use of higher cost wholesale borrowings may result in pressure on net interest margin over the new few quarters.

Net Interest Income.  Net interest income increased $23.1 million, or 54.7%, to $65.5 million for the year ended June 30, 2023 compared to $42.4 million for the year ended June 30, 2022. The increase was a result of a 115 basis points increase in the net interest rate spread to 3.50% for the year ended June 30, 2023 from 2.35% for the year ended June 30, 2022. Net interest margin increased 131 basis points to 3.72% for the year ended June 30, 2023 from 2.41% for the year ended June 30, 2022. Net interest-earning assets increased by $31.2 million to $727.7 million for the year ended June 30, 2023 from $696.5 million for the year ended June 30, 2022.

Provision for Loan Losses.  We recorded no provision for loan losses for the year ended June 30, 2023 as compared to a benefit to the provision for loan losses of $550,000 for the year ended June 30, 2022. Net charge-offs decreased to $55,000 for the year ended June 30, 2023, compared to $185,000 for the year ended June 30, 2022. Non-performing assets increased to $17.7 million, or 0.96% of total assets, at June 30, 2023, compared to $7.0 million, or 0.36% of total assets, at June 30, 2022. During the year ended June 30, 2023, non-performing loans increased primarily with respect to one commercial real estate relationship totaling $7.7 million that was placed on non-accrual status, and one commercial construction relationship totaling $3.2 million that was matured as of June 30, 2023 and was extended subsequent to year end. The allowance for loan losses was $22.5 million at June 30, 2023 and 2022, representing 1.94% and 2.04% of total loans outstanding, respectively.

Non-Interest Income.  Non-interest income was consistent at $14.1 million for the years ended June 30, 2023 and 2022. Noninterest income changes by category included an increase in other income of $530,000 and an increase in net gains on equity securities of $411,000, offset in part by a decrease in bank fees and service charges of $529,000 and a decrease in net gain on disposal of assets of $275,000 related to the sale of other real estate owned for the year ended June 30, 2022. The increase in other income was primarily due to bank-owned life insurance income as a result of a death benefit. The increase in gains on equity securities was due to improved market performance. The decrease in bank fees and service charges was due to lower deposit service charges.

Non-Interest Expense.  Non-interest expense increased $8.1 million, or 18.7%, to $51.8 million for the year ended June 30, 2023 compared to $43.7 million for the year ended June 30, 2022. The increase in non-interest expense was primarily due to recognition in the prior-year of a non-recurring ERC benefit of $5.0 million which reduced non-interest expense, offset in part by the recognition, also in the prior-year, of litigation-related expense of $1.2 million. The ERC, which is a refundable tax credit against certain employment taxes, is one of the numerous tax provisions and other stimulus measures included in the CARES Act, providing financial assistance to businesses in response to the COVID-19 pandemic. The litigation-related expense includes expenses related to legal proceedings, exclusive of legal fees and expenses. The increase in the current year was also due to an increase in salaries and employee benefits expense of $1.6 million, an increase in professional fees of $1.2 million, and an increase in other expenses of $585,000. Salaries and employee benefits expense increased due to compensation expense from annual merit increases, hiring talent to fill open positions, as well as an enhanced annual award. Professional fees increased due to legal fees and expenses. Other expenses increased due to a tax-deductible contribution to the Pioneer Bank Charitable Foundation.

Income Tax Expense. Income tax expense increased $2.8 million to $5.9 million for the year ended June 30, 2023 from $3.1 million for the year ended June 30, 2022, due to an increase in income before income taxes. Our effective tax rate was 21.2% for the year ended June 30, 2023 compared to 22.9% for the year ended June 30, 2022. The decrease in our effective tax rate was primarily due to the increase in tax-exempt income for the year ended June 30, 2023 as compared to the prior-year.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At June 30, 2023, we had the ability to borrow up to $395.6 million, of which none was utilized for borrowings and $90.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2023, we had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the Bank Term Funding Program and the discount window lending program, and access to the reciprocal and brokered deposit markets.

We cannot accurately predict what the impact of the events described in “Mann Entities Related Fraudulent Activity” above and in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other regulatory proceedings, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. Excluding legal fees and expenses, litigation-related expense of $0 and $1.2 million was recognized for the years ended June 30, 2023 and 2022, respectively. See Item 3 – “Legal Proceedings” and “Part II, Item 8–Financial Statements and Supplementary Data- Note 15 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” elsewhere in this report for more information. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of June 30, 2023. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2023, cash and cash equivalents totaled $150.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $431.7 million at June 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2023 totaled $97.0 million, or 6.3%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by NYSDFS and the FDIC. At June 30, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 17 in the Notes to the consolidated financial statements.

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

At June 30, 2023, we had $297.6 million of commitments to originate loans, comprised of $165.7 million of commitments under commercial loans and lines of credit (including $28.9 million of unadvanced portions of commercial construction loans), $64.5 million of commitments under home equity loans and lines of credit, $60.0 million of commitments to purchase residential mortgage loans and $7.5 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2023, we had $28.4 million in standby letters of credit outstanding. See Note 15 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 2 in the Notes to the consolidated financial statements that appear starting on page 77 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

This Item is not applicable, as the Company is a “smaller reporting company.”

ITEM 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pioneer Bancorp, Inc.

Albany, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Pioneer Bancorp, Inc. and subsidiaries (the “Company”) as of June 30, 2023, and 2022, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Bonadio & Co., LLP

Pittsford, New York

September 26, 2023

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2023	2022
Assets
Cash and due from banks	$33,584	$29,831
Federal funds sold	2,167	3,466
Interest-earning deposits with banks	114,727	342,763
Cash and cash equivalents	150,478	376,060

Securities available for sale, at fair value	431,667	481,790
Securities held to maturity (fair value of $21,744 at June 30, 2023; and $22,467 at June 30, 2022)	23,949	23,952
Equity securities, at fair value	2,413	2,039
Federal Home Loan Bank of New York stock	1,196	1,091
Net loans receivable	1,144,169	982,566
Accrued interest receivable	7,194	4,623
Premises and equipment, net	41,617	38,018
Bank-owned life insurance	16,322	17,165
Goodwill	8,799	8,799
Other intangible assets, net	2,096	2,494
Other assets	26,291	25,632
Total assets	$1,856,191	$1,964,229

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$526,119	$593,461
Interest bearing deposits	1,015,732	1,086,822
Total deposits	1,541,851	1,680,283
Mortgagors’ escrow deposits	7,888	5,586
Other liabilities	39,752	35,733
Total liabilities	1,589,491	1,721,602

Commitments and contingent liabilities – See Note 15

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and June 30, 2022)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of June 30, 2023 and June 30, 2022)	260	260
Additional paid in capital	113,543	113,713
Retained earnings	173,038	151,090
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(10,573)	(11,256)
Accumulated other comprehensive loss	(9,568)	(11,180)
Total shareholders’ equity	266,700	242,627
Total liabilities and shareholders’ equity	$1,856,191	$1,964,229

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended
	June 30,
	2023	2022
Interest and dividend income:
Loans	$55,231	$39,557
Securities	9,875	2,954
Interest-earning deposits with banks and other	5,927	1,331
Total interest and dividend income	71,033	43,842

Interest expense:
Deposits	4,620	1,367
Borrowings and other	872	97
Total interest expense	5,492	1,464
Net interest income	65,541	42,378
Provision for loan losses	—	(550)
Net interest income after provision for loan losses	65,541	42,928

Noninterest income:
Bank fees and service charges	5,934	6,463
Insurance and wealth management services	7,053	7,078
Net gain (loss) on equity securities	374	(37)
Net gain on securities transactions	—	38
Net gain on disposal of assets	—	275
Other	787	257
Total noninterest income	14,148	14,074

Noninterest expense:
Salaries and employee benefits	27,421	25,855
Net occupancy and equipment	7,249	7,268
Data processing	4,561	4,067
Advertising and marketing	825	520
Insurance premiums	908	819
Federal Deposit Insurance Corporation insurance premiums	857	765
Professional fees	4,739	3,511
Litigation-related expense	—	1,200
Employee retention credit	—	(5,029)
Other	5,274	4,688
Total noninterest expense	51,834	43,664
Income before income taxes	27,855	13,338
Income tax expense	5,907	3,059
Net income	$21,948	$10,279

Net earnings per common share:
Basic	$0.87	$0.41
Diluted	$0.87	$0.41

Weighted average shares outstanding – basic and diluted	25,169,382	25,131,195

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended
	June 30,
	2023	2022

Net income	$21,948	$10,279

Other comprehensive income (loss):
Unrealized losses on securities:
Unrealized holding losses arising during the period	(3,832)	(14,903)
Reclassification adjustment for gains included in net income	—	(38)
	(3,832)	(14,941)
Tax benefit	(1,002)	(3,905)
	(2,830)	(11,036)
Defined benefit plan:
Change in funded status of defined benefit plans	6,030	6,410
Reclassification adjustment for amortization of net actuarial gain	(16)	—
Reclassification adjustment for settlement recognition	—	334
	6,014	6,744
Tax expense	1,572	1,763
	4,442	4,981
Total other comprehensive income (loss)	1,612	(6,055)
Comprehensive income	$23,560	$4,224

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2021	25,977,679	$260	$113,815	$140,811	(11,939)	$(5,125)	$237,822

Net income	—	—	—	10,279	—	—	10,279
Other comprehensive loss	—	—	—	—	—	(6,055)	(6,055)
ESOP shares committed to be released (50,916 shares)	—	—	(102)	—	683	—	581
Balance as of June 30, 2022	25,977,679	$260	$113,713	$151,090	$(11,256)	$(11,180)	$242,627

Net income	—	—	—	21,948	—	—	21,948
Other comprehensive income	—	—	—	—	—	1,612	1,612
ESOP shares committed to be released (50,916 shares)	—	—	(170)	—	683	—	513
Balance as of June 30, 2023	25,977,679	$260	$113,543	$173,038	$(10,573)	$(9,568)	$266,700

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net income	$21,948	$10,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,698	2,744
Provision for loan losses	—	(550)
Net amortization on securities	53	1,676
ESOP compensation	513	581
(Earnings) loss on bank-owned life insurance	(300)	47
Net gain on the sale or disposal of premises and equipment and other real estate owned	—	(275)
Proceeds from sale of loans	100	108
Net gain on sale of loans	(2)	(3)
Net (gain) loss on equity securities	(374)	37
Net gain on securities transactions	—	(38)
Deferred tax expense	855	708
Increase in accrued interest receivable	(2,571)	(577)
Decrease in other assets	3,754	21,647
(Decrease) increase in other liabilities	(426)	13,583
Changes in operating leases	21	—
Net cash provided by operating activities	26,269	49,967

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	187,722	103,808
Proceeds from sales of securities available for sale	—	5,267
Purchases of securities available for sale	(141,484)	(342,842)
Proceeds from maturities and paydowns of securities held to maturity	2,770	4,696
Purchases of securities held to maturity	(2,767)	(17,770)
Proceeds from sales of equity securities	—	803
Net (purchases) redemptions of FHLBNY stock	(105)	124
Net (increase) decrease in loans receivable	(161,701)	99,129
Purchases of premises and equipment	(451)	(780)
Proceeds from bank-owned life insurance death benefit	1,143	—
Proceeds from sale of premises and equipment, and other real estate owned	—	1,190
Cash paid for acquisitions	—	(1,657)
Net cash used in investing activities	(114,873)	(148,032)

Cash flows from financing activities:
Net (decrease) increase in deposits	(138,432)	149,387
Net increase (decrease) in mortgagors’ escrow deposits	2,302	(225)
Payments on acquisition contingent consideration	(734)	—
Repayment of finance lease liability	(114)	—
Net cash (used in) provided by financing activities	(136,978)	149,162

Net (decrease) increase in cash and cash equivalents	(225,582)	51,097
Cash and cash equivalents at beginning of period	376,060	324,963
Cash and cash equivalents at end of period	$150,478	$376,060

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,435	$1,461
Income taxes	$4,800	$1,500
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$—	$550
Acquisition contingent consideration payable	$—	$858
Adoption of lease accounting standard:
Right of use assets	$6,535	$—
Lease liabilities	$6,883	$—

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

Securities Available for Sale, Securities Held to Maturity and Equity Securities

Management determines the appropriate classification of debt securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If debt securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt securities are classified as securities available for sale and reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive loss, a component of shareholders’ equity. All marketable equity securities are reported at fair value, with changes in fair value recognized through net income in the consolidated statements of operations. At June 30, 2023 and 2022, and during the years then ended, the Company did not hold any securities considered to be trading securities.

Gains or losses on the sale or call of securities are based on the net proceeds received and the amortized cost of the securities sold or called, using the specific identification method. Unrealized losses on securities which reflect a decline in value which is other-than-temporary are charged to income. The cost of securities is adjusted for amortization of premiums and accretion of discounts, which is calculated on an effective interest method over the period to the call date or over the terms of the securities, if there is no call date.

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

At June 30, 2023 and 2022 the Company had no loans held for sale.

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

Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and liabilities for operating leases and finance leases are recognized at the commencement date based on the present value of lease payments over the lease term. If the rate implicit in the lease is not known or determinable, the incremental borrowing rate is used to determine the present value of lease payments. The incremental borrowing rates are based on information provided by FHLBNY for a secured borrowing arrangement of a comparable term. For capital leases existing as of July 1, 2022 (the implementation date of ASC 842 (as defined below)) the existing interest rates have been carried forward for purposes of ROU assets and lease liability measurement. The lease term may include an option to extend or terminate early when exercise of that option is considered reasonably certain. Reductions to finance lease ROU assets are recognized as amortization on a straight-line basis over the lease term. Reductions to operating lease ROU assets are recognized as lease cost on a straight-line basis over the lease term.

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

Cash Reserve Requirement

The Company may be required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The Company had no reserve requirement at June 30, 2023 and 2022.

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

Adoption of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02 to its guidance on “Leases (Topic 842)”. This ASU requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and a corresponding lease liability, including leases historically accounted for as operating leases. In July 2018, the FASB issued ASU 2018-11 which allows for an optional transition method to adopt the lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption, with no adjustment to prior comparative periods. The Company adopted ASU 2016-02 and all subsequent amendments (collectively, “ASC 842”) during the first quarter of the fiscal year ended June 30, 2023 and elected to apply the cumulative-effect adjustment to the opening balance sheet and optional transition method to not present comparable prior year periods as allowed under ASU 2018-11. The Company made the following practical expedient elections: (1) elected the short-term lease exception, and (2) elected to not separate nonlease components from lease components for classes of underlying assets. The Company adopted the transitional practical expedients which did not require reassessment of whether existing arrangements contained a lease, reassessment of the historical lease classification, or reassessment of initial direct costs. The adoption of ASC 842 as of July 1, 2022 resulted in the recording of approximately $5.8 million of ROU operating lease assets and approximately $6.1 million of operating lease liabilities, and approximately $706,000 of ROU finance lease assets and approximately $810,000 of finance lease liabilities.  There were no adjustments to retained earnings.

In December 2019, the FASB issued ASU 2019-12, Income Taxes Topic 740.  This update simplifies and improves accounting for income taxes by eliminating certain exceptions to the general rules and clarifying or amending other current guidance. The scope of FASB ASC Subtopic 740-10, Income Taxes -Overall, has been amended to require that, if a franchise (or similar tax) is partially based on income, (1) deferred tax assets and liabilities should be recognized and accounted for pursuant to FASB ASC 740, as should the amount of current tax expense that is based on income, and (2) any incremental amount incurred should be recorded as a non-income-based tax. Note that under the amended guidance, the effect of potentially paying a non-income-based tax in future years need not be considered in evaluating the realizability of deferred tax assets. The amendments in this ASU were effective for the Company for the fiscal year beginning July 1, 2022. The adoption of this ASU had no impact on our consolidated financial statements.

Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this ASU are the same as the effective dates and transition requirements in ASU 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses clarifying certain amendments to various provisions of ASU 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied. The initial adjustment will not be reported in earnings and therefore will not have any material impact on our consolidated statements of operations, but it is expected to have an impact on our consolidated statements of condition at the date of adoption of this ASU. The Company has finalized its methodology determination, software models, and quantitative framework for how to determine expected credit losses under the new guidance. Management is finalizing the qualitative component of the CECL calculation and is working with an independent third-party consultant to review and refine policies, procedures, and assumptions.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848).  The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of ASC Topic 848, Reference Rate Reform, from December 31, 2022, to December 31, 2024. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3.ACQUISITIONS

On December 10, 2021 and December 22, 2021, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of two practices engaged in the wealth management services business in the Capital Region of New York. The Company paid an aggregate of $1.5 million in cash and recorded $728,000 in contingent consideration payable to acquire the assets and recorded an $890,000 customer list intangible asset and goodwill in the amount of $1.3 million in conjunction with the acquisitions. During the year ended June 30, 2023, contingent consideration of $604,000 was paid. The effects of the acquired assets have been included in the consolidated financial statements since the respective acquisition dates.  The above referenced acquisitions were made to expand the Company’s wealth management services activities.

On March 16, 2022, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of a practice engaged in the wealth management services business in the Capital Region of New York. The Company paid $165,000 in cash and recorded $130,000 in contingent consideration payable to acquire the assets and recorded a $118,000 customer list intangible asset and goodwill in the amount of $177,000 in conjunction with the acquisition. During the year ended June 30, 2023, contingent consideration of $130,000 was paid. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date.  The above referenced acquisition was made to expand the Company’s wealth management services activities.

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisitions. The above referenced acquisition was made to expand the Company’s wealth management services activities.

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

Since there was no GAAP guidance for for-profit business entities that addresses the recognition and measurement of government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, the Company accounted for the employee retention credit by analogy to FASB ASC Subtopic 958-605, Not-for-Profit Entities: Revenue Recognition (“ASC 958-605”). Under ASC 958-605, government grants are recognized when the conditions or conditions on which they depend are substantially met. The conditions for recognition of the ERC include meeting the rules as an eligible employer (meeting the rules for a decline in gross receipts) and incurring qualifying expenses (payroll costs).

During the year ended June 30, 2022, the Company recorded an ERC benefit of $5.0 million in noninterest expenses in the consolidated statements of operations. The Company received the $5.0 million ERC refund along with interest totaling $171,000 in the fourth fiscal quarter of 2023.

5.        INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities are as follows (dollars in thousands):

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$396,464	$2	$(18,737)	$377,729
Municipal obligations	53,492	9	(67)	53,434
Other debt securities	261	309	(66)	504
Total available for sale securities	$450,217	$320	$(18,870)	$431,667

Securities held to maturity:
Corporate debt securities	$20,000	$—	$(2,049)	$17,951
Municipal obligations	3,949	—	(156)	3,793
Total held to maturity securities	$23,949	$—	$(2,205)	$21,744

Equity securities:
Common stock	$1,040	$1,373	$—	$2,413
Total equity securities	$1,040	$1,373	$—	$2,413

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
U.S. Government and agency obligations	$380,708	$143	$(15,005)	$365,846
Municipal obligations	115,480	55	(182)	115,353
Other debt securities	320	326	(55)	591
Total available for sale securities	$496,508	$524	$(15,242)	$481,790

Securities held to maturity:
Corporate debt securities	$20,000	$—	$(1,349)	$18,651
Municipal obligations	3,952	—	(136)	3,816
Total held to maturity securities	$23,952	$—	$(1,485)	$22,467

Equity securities:
Common stock	$1,040	$999	$—	$2,039
Total equity securities	$1,040	$999	$—	$2,039

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$104,145	$(1,975)	$268,782	$(16,762)	$372,927	$(18,737)
Municipal obligations	47,781	(67)	—	—	47,781	(67)
Other debt securities	14	(1)	107	(65)	121	(66)
	$151,940	$(2,043)	$268,889	$(16,827)	$420,829	$(18,870)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,951	$(2,049)	$17,951	$(2,049)
Municipal obligations	—	—	3,793	(156)	3,793	(156)
	$—	$—	$21,744	$(2,205)	$21,744	$(2,205)

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$76,252	$(3,771)	$265,828	$(11,234)	$342,080	$(15,005)
Municipal obligations	81,522	(182)	—	—	81,522	(182)
Other debt securities	53	(3)	137	(52)	190	(55)
	$157,827	$(3,956)	$265,965	$(11,286)	$423,792	$(15,242)

Securities held to maturity:
Corporate debt securities	$18,651	$(1,349)	$—	$—	$18,651	$(1,349)
Municipal obligations	3,816	(136)	—	—	3,816	(136)
	$22,467	$(1,485)	$—	$—	$22,467	$(1,485)

The above tables represent securities at June 30, 2023 and 2022, where the current fair value is less than the related amortized cost. There were 165 and 168 securities with unrealized losses at June 30, 2023 and 2022, respectively. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

During the years ended June 30, 2023 and 2022, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges in fiscal 2023 and 2022. In fiscal 2023, 54 securities with an amortized cost of $219,000 and remaining par value of $1.5 million were evaluated. In fiscal 2022, 54 securities with an amortized cost of $258,000 and remaining par value of $1.6 million were evaluated.

The table below presents a rollforward of the credit losses recognized in earnings (dollars in thousands):

Balance, July 1, 2021	$1,214
Reductions for amounts realized for securities transactions	(34)
Balance, June 30, 2022	$1,180
Reductions for amounts realized for securities transactions	—
Balance, June 30, 2023	$1,180

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	June 30, 2023
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$143,823	$141,625
Due after one to five years	306,133	289,538
Other debt securities	261	504
	$450,217	$431,667

Securities held to maturity:
Due in one year or less	$2,108	$1,952
Due after one to five years	1,841	1,841
Due after five to ten years	20,000	17,951
	$23,949	$21,744

There were no sales of securities available for sale for the year ended June 30, 2023. During the year ended June 30, 2022, the Company received $5.3 million in proceeds from the sale of securities available for sale, realizing gross gains of $4,000. During the year ended June 30, 2022, the Company realized gross gains of $34,000 from other securities transactions.

During the years ended June 30, 2023 and 2022, there were no sales of securities held to maturity.

There were no sales of equity securities for the year ended June 30, 2023. During the year ended June 30, 2022, the Company received $803,000 in proceeds from the sale of equity securities.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Year Ended June 30,
	2023	2022
Net gain (loss) recognized during the period on equity securities	$374	$(37)
Less: Net gains recognized during the period on equity securities sold during the period	—	17
Unrealized gains (losses) recognized during reporting period on equity securities still held at reporting date	$374	$(54)

At June 30, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of our equity. As of June 30, 2023 and 2022, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $428.5 million and $470.6 million, respectively.

6.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2023	June 30, 2022
Commercial:
Real estate	$424,280	$453,549
Commercial and industrial (1)	88,409	103,197
Construction	92,849	71,101
Total commercial	605,538	627,847
Residential mortgages	444,949	270,268
Home equity loans and lines	84,131	81,238
Consumer	25,325	22,294
	1,159,943	1,001,647
Net deferred loan costs	6,695	3,443
Allowance for loan losses	(22,469)	(22,524)
Net loans receivable	$1,144,169	$982,566
(1)	Commercial and industrial loans included PPP loans of $74,000 and $1.8 million as of June 30, 2023 and 2022, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	For the Year Ended June 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,818	$2,899	$1,388	$419	$22,524
Provisions charged to operations	(3,567)	3,283	76	208	—
Loans charged off	(41)	(26)	(8)	(158)	(233)
Recoveries on loans charged off	78	66	14	20	178
Allowance for loan losses at end of period	$14,288	$6,222	$1,470	$489	$22,469

	For the Year Ended June 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$18,300	$3,224	$1,295	$440	$23,259
Provisions charged to operations	(829)	(7)	150	136	(550)
Loans charged off	(528)	(355)	(57)	(175)	(1,115)
Recoveries on loans charged off	875	37	—	18	930
Allowance for loan losses at end of period	$17,818	$2,899	$1,388	$419	$22,524

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method (dollars in thousands):

	June 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$792	$—	$—	$—	$792
Related to loans collectively evaluated for impairment	13,496	6,222	1,470	489	21,677
Ending balance	$14,288	$6,222	$1,470	$489	$22,469

Loans:
Individually evaluated for impairment	$11,544	$—	$—	$—	$11,544
Loans collectively evaluated for impairment	593,994	444,949	84,131	25,325	1,148,399
Ending balance	$605,538	$444,949	$84,131	$25,325	$1,159,943

	June 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$200	$—	$—	$—	$200
Related to loans collectively evaluated for impairment	17,618	2,899	1,388	419	22,324
Ending balance	$17,818	$2,899	$1,388	$419	$22,524

Loans:
Individually evaluated for impairment	$3,855	$—	$—	$—	$3,855
Loans collectively evaluated for impairment	623,992	270,268	81,238	22,294	997,792
Ending balance	$627,847	$270,268	$81,238	$22,294	$1,001,647

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2023			June 30, 2023
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$10,241	$10,213	$—	$10,538	$133
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	10,241	10,213	—	10,538	133
With an allowance recorded:
Commercial:
Real estate	681	681	142	699	35
Commercial and industrial	650	650	650	575	—
Construction	—	—	—	—	—
Subtotal	1,331	1,331	792	1,274	35
Total	$11,572	$11,544	$792	$11,812	$168

				For the Year Ended
	June 30, 2022			June 30, 2022
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$3,106	$3,096	$—	$3,121	$104
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	3,106	3,096	—	3,121	104
With an allowance recorded:
Commercial:
Real estate	721	721	182	738	37
Commercial and industrial	39	38	18	39	—
Construction	—	—	—	—	—
Subtotal	760	759	200	777	37
Total	$3,866	$3,855	$200	$3,898	$141

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the years ended June 30, 2023 and 2022 was nominal.

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

There were no loans modified as troubled debt restructurings during the years ended June 30, 2023 and June 30, 2022.

Loans subject to a troubled debt restructuring are evaluated as impaired loans for the purpose of determining the specific component of allowance for loan losses.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	June 30,		June 30,
	2023		2022
		Past Due		Past Due
		90 Days		90 Days
		Still on		Still on
	Nonaccrual	Accrual	Nonaccrual	Accrual
Commercial:
Real estate	$8,040	$342	$756	$200
Commercial and industrial	650	—	38	378
Construction	—	3,240	—	—
Residential mortgages	3,958	—	3,975	—
Home equity loans and lines	1,544	—	1,672	—
Consumer	—	—	—	1
	$14,192	$3,582	$6,441	$579

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.

The following table presents the aging of the recorded investment in loans by class of loans (dollars in thousands):

	June 30, 2023
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$4,826	$—	$4,593	$9,419	$414,861	$424,280
Commercial and industrial	188	100	352	640	87,769	88,409
Construction	—	—	3,240	3,240	89,609	92,849
Residential mortgages	1,244	1,312	635	3,191	441,758	444,949
Home equity loans and lines	1,324	64	536	1,924	82,207	84,131
Consumer	508	22	—	530	24,795	25,325
Total	$8,090	$1,498	$9,356	$18,944	$1,140,999	$1,159,943

	June 30, 2022
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$5	$273	$818	$1,096	$452,453	$453,549
Commercial and industrial	—	97	402	499	102,698	103,197
Construction	—	—	—	—	71,101	71,101
Residential mortgages	398	563	1,046	2,007	268,261	270,268
Home equity loans and lines	477	412	633	1,522	79,716	81,238
Consumer	9	132	1	142	22,152	22,294
Total	$889	$1,477	$2,900	$5,266	$996,381	$1,001,647

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

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2023
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$365,939	$1,976	$56,247	$118	$424,280
Commercial and industrial	80,336	1,614	6,459	—	88,409
Construction	91,940	—	909	—	92,849
	$538,215	$3,590	$63,615	$118	$605,538

	June 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$403,419	$5,767	$44,363	$—	$453,549
Commercial and industrial	96,511	3,540	3,108	38	103,197
Construction	71,101	—	—	—	71,101
	$571,031	$9,307	$47,471	$38	$627,847

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

At June 30, 2023 and 2022, the Company had residential real estate loans in process of foreclosure of $1.3 million and $1.5 million, respectively.

As of June 30, 2023 and 2022, the Company had pledged $476.6 million and $377.1 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

At June 30, 2023 and 2022, loans to executive officers, directors, or to associates of such persons, as well as activity in such loans for the years then ended were immaterial as a percentage of total loans receivable.

The Company retains the servicing rights on certain mortgage loans sold, and may release the servicing rights on others. Total residential mortgage loans serviced by the Company for unrelated third parties were approximately $15.3 million and $17.3 million at June 30, 2023 and 2022, respectively. At June 30, 2023 and 2022, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $131,000 and $148,000, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at June 30, 2023 and 2022, and therefore no valuation reserve was necessary. At June 30, 2023 and 2022, the Company held escrow funds in trust on loans serviced for others of $396,000 and $437,000, respectively.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At June 30, 2023, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $455.8 million, consisting of $227.9 million of interest rate swaps with commercial borrowers and $227.9 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2022, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $664.4 million, consisting of $332.2 million of interest rate swaps with commercial borrowers and $332.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as a component of other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	June 30, 2023
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$18,844	$18,844
Less: cash collateral applied	(18,160)	(16)
Net amount	$684	$18,828

	June 30, 2022
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$14,194	$14,194
Less: master netting arrangements	(1,375)	(1,375)
Less: cash collateral applied	(12,602)	(6)
Net amount	$217	$12,813

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At June 30, 2023, the Company had received $18.2 million and deposited $16,000 as collateral for swap agreements with third-party counterparties. At June 30, 2022, the Company had received $12.6 million and deposited $6,000 as collateral for swap agreements with third-party counterparties.

8.       PREMISES AND EQUIPMENT

Premises and equipment consists of the following (dollars in thousands):

	June 30,	June 30,
	2023	2022
Land	$6,678	$6,678
Leaseholds and land improvements	2,877	3,270
Buildings	30,144	30,129
Furniture, fixtures, and equipment	15,504	16,584
Construction in progress	290	153
Accumulated depreciation and amortization	(19,932)	(18,796)
Premises and equipment, excluding ROU assets	35,561	38,018
ROU assets	6,056	—
Premises and equipment	$41,617	$38,018

Depreciation and amortization included in occupancy and equipment expense amounted to $2.3 million and $2.4 million for the years ended June 30, 2023 and 2022, respectively.

9.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill were as follows (dollars in thousands):

Balance, July 1, 2021	$7,292
Acquired	1,507
Balance, June 30, 2022	8,799
Acquired	—
Balance, June 30, 2023	$8,799

There were no impairment losses on goodwill or intangible assets for the years ended June 30, 2023 and 2022.

Acquired other intangible assets were as follows (dollars in thousands):

	June 30,	June 30,
	2023	2022
Customer relationship intangibles:
Gross carrying amount	$3,653	$3,653
Less: accumulated amortization	(1,729)	(1,375)
Net carrying amount	1,924	2,278
Weighted average remaining useful life (in years)	3.95	4.26

Core deposit intangibles:
Gross carrying amount	562	562
Less: accumulated amortization	(390)	(346)
Net carrying amount	172	216
Weighted average remaining useful life (in years)	2.90	3.23

Total other intangible assets:
Gross carrying amount	4,215	4,215
Less: accumulated amortization	(2,119)	(1,721)
Net carrying amount	$2,096	$2,494

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Year ending June 30,
2024	$360
2025	325
2026	290
2027	255
2028	220

Aggregate amortization expense was $398,000 and $357,000 for the years ended June 30, 2023 and 2022, respectively.

10.       DEPOSITS

Deposit account balances are summarized as follows (dollars in thousands):

	June 30,	June 30,
	2023	2022
Non-interest bearing demand accounts	$526,119	$593,461
Interest-bearing accounts:
Interest-bearing demand accounts	138,817	182,816
Savings accounts	297,003	326,261
Money market accounts	462,935	497,165
Time deposits	116,977	80,580
Total interest bearing accounts	1,015,732	1,086,822
Total deposits	$1,541,851	$1,680,283

Overdrawn demand deposit balances of $92,000 and $132,000 were reclassified as loan balances as of June 30, 2023 and 2022, respectively.

Time deposits outstanding that had balances of $250,000 and over amounted to approximately $9.9 million and $18.6 million at June 30, 2023 and 2022, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Year ending June 30,
2024	$96,463
2025	13,895
2026	2,937
2027	2,237
2028	1,445
$116,977

Deposits of related parties amounted to $8.8 million and $21.1 million at June 30, 2023 and 2022, respectively.

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

At June 30, 2023, the Company pledged approximately $476.6 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2023, the maximum amount of funding available from the FHLBNY was $395.6 million, of which none was utilized for borrowings and $90.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

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

At June 30, 2023 and 2022, the Company had an unsecured $20.0 million line of credit available with an unrelated financial institution; there were no outstanding draws on the line at June 30, 2023 and 2022.

12.     OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive loss were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Income (Loss) Components			Where Net Income is Presented
	Year Ended
	June 30,
	2023	2022
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$38	Net gain on securities transactions
Tax expense	—	(9)	Income tax expense
Net of tax	—	29

Amortization of defined benefit plan items (before tax):
Net actuarial gain	12	—
Settlement recognition	—	(334)	Salaries and employee benefits
Tax benefit	—	87	Income tax expense
Net of tax	12	(247)
Total reclassification for the period, net of tax	$12	$(218)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Year Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2023:
Accumulated other comprehensive loss as of July l, 2022	$(10,872)	$(308)	$(11,180)
Other comprehensive income (loss) before reclassifications	(2,830)	4,454	1,624
Amounts reclassified from accumulated other comprehensive income	—	(12)	(12)
Accumulated other comprehensive loss as of June 30, 2023	$(13,702)	$4,134	$(9,568)

2022:
Accumulated other comprehensive loss as of July l, 2021	$164	$(5,289)	$(5,125)
Other comprehensive income (loss) before reclassifications	(11,007)	4,734	(6,273)
Amounts reclassified from accumulated other comprehensive loss	(29)	247	218
Accumulated other comprehensive loss as of June 30, 2022	$(10,872)	$(308)	$(11,180)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Year Ended
	June 30,
	2023	2022
Unrealized losses on securities:
Unrealized holdings losses arising during the period	$(1,002)	$(3,896)
Reclassification adjustment for gains included in net income	—	(9)
	(1,002)	(3,905)
Defined benefit plans:
Change in funded status	1,576	1,676
Reclassification adjustment for amortization of net actuarial gain	(4)	—
Reclassification adjustment for settlement recognition	—	87
	1,572	1,763
	$570	$(2,142)

13.     EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Amounts recognized in the consolidated statement of condition related to the Company’s plans are as follows as of June 30 (dollars in thousands):

	2023	2022
Other assets
Pension asset	$13,911	$8,800

Other liabilities
Accumulated post-retirement benefit obligation	$1,382	1,545

Accumulated other comprehensive (income) loss, net of taxes
Pension plan	$(3,818)	$493
Post-retirement benefit plan	(316)	(185)

	$(4,134)	$308

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

The following table sets forth information on the Company’s defined benefit pension plan as of June 30 (dollars in thousands):

	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$40,657	$65,016
Service cost	1,534	2,315
Interest cost	1,885	1,813
Actuarial gain	(3,473)	(16,587)
Benefits paid	(1,583)	(9,524)
Settlement gain	—	(2,376)

Projected benefit obligation at end of year	39,020	40,657

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	49,457	68,216
Actual return on plan assets	5,197	(9,235)
Benefits paid and actual expenses	(1,723)	(9,524)

Fair value of plan assets at end of year	52,931	49,457

Funded status of plan at end of year	$13,911	$8,800

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

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2023	2022
Service cost	$1,534	$2,315
Interest cost	1,885	1,813
Expected return on plan assets	(2,694)	(3,749)
Settlement loss	—	334
Net periodic pension cost	$725	$713

Amounts recognized in accumulated other comprehensive loss, before tax effect consist of net actuarial gains of $5.2 million at June 30, 2023 and net actuarial losses of $668,000 at June 30, 2022.

The actuarial assumptions used in determining the present value of the projected benefit obligations and net periodic pension cost as of and for the years ended June 30 were as follows:

	2023	2022
Weighted average assumptions – benefit obligations
Discount rate	5.23%	4.62%
Annual rate of compensation increase	3.00%	3.00%

Weighted average assumptions – net periodic benefit cost
Discount rate	4.62%	2.91%
Annual rate of compensation increase	3.00%	3.00%
Expected long-term rate of return on plan assets	5.75%	5.75%

For the years ended June 30, 2023 and 2022, the discount rate assumption used was the above median curve.

Accumulated Benefit Obligation

The accumulated benefit obligation (the actuarial present value of benefits, vested and nonvested, earned by employees based on current and past compensation levels) for the Company’s defined benefit pension plan totaled $35.4 million and $34.8 million as of June 30, 2023 and 2022, respectively.

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

Estimated Future Benefit Payments

The benefit payments expected to be paid over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2024	$1,112
2025	1,151
2026	1,248
2027	1,421
2028	1,565
Years 2029 – 2033	11,360

The Company’s pension plan asset allocation at June 30, 2023 and 2022, target allocation for 2023, and expected long-term rate of return by asset category are as follows:

		Percentage of		Weighted-
	Target	Plan Assets at		Average Expected
	Allocation	Year End		Long-Term Rate
Asset Category	2023	2023	2022	of Return
Equity securities	65.0%	63.2%	62.3%	5.00 – 9.00%
Fixed income securities	35.0%	36.8%	37.7%	1.00 – 4.00%
Total		100.0%	100.0%

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of plan asset:

Equity, Debt, Investment Funds and Other Securities

The fair values for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and the Secured Overnight Financing Rate (“SOFR”) curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair values of the plan assets at June 30, by asset category, are as follows (dollars in thousands):

		June 30, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,636	$2,636	$—	$—
Cohen & Steers Real Estate SECS I	1,616	1,616	—	—
Fidelity Capital & Income Fund	2,616	2,616	—	—
PIMCO Commodities Plus Strat Fd Inst	1,546	1,546	—	—
PIMCO Long Term Credit Bond Inst	7,913	7,913	—	—
PIMCO Low Duration Incm Fd I	2,082	2,082	—	—
Vanguard Developed Mkts Index Inst	6,681	6,681	—	—
Vanguard Growth Index Fund Instl	7,763	7,763	—	—
Vanguard Mid Cap Index Funds Admiral	3,808	3,808	—	—
Vanguard Small Cap I	3,261	3,261	—	—
Vanguard Value Index Instl Shares	7,465	7,465	—	—
Western Asset Core Bd Fd I	5,160	5,160	—	—
Cash	384	384	—	—
Total plan assets	$52,931	$52,931	$—	$—

		June 30, 2022
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,455	$2,455	$—	$—
Cohen & Steers Real Estate SECS I	1,504	1,504	—	—
Fidelity Capital & Income Fund	2,470	2,470	—	—
PIMCO Commodities Plus Strat Fd Inst	1,446	1,446	—	—
PIMCO Long Term Credit Bond Inst	7,458	7,458	—	—
PIMCO Low Duration Incm Fd I	2,028	2,028	—	—
Vanguard Developed Mkts Index Inst	6,207	6,207	—	—
Vanguard Growth Index Fund Instl	7,019	7,019	—	—
Vanguard Mid Cap Index Funds Admiral	3,406	3,406	—	—
Vanguard Small Cap I	2,924	2,924	—	—
Vanguard Value Index Instl Shares	6,941	6,941	—	—
Western Asset Core Bd Fd I	5,057	5,057	—	—
Cash	542	542	—	—
Total plan assets	$49,457	$49,457	$—	$—

There were no significant transfers between Level 1 and Level 2 during the years ended June 30, 2023 and 2022.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated financial statements at June 30 (dollars in thousands):

	2023	2022
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation at beginning of year	$1,545	$1,945
Service cost	22	36
Interest cost	67	55
Actuarial gain	(193)	(431)
Benefits paid	(59)	(60)

Accumulated benefit obligation at end of year	1,382	1,545

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	59	60
Benefits paid	(59)	(60)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(1,382)	$(1,545)

The increase in the actuarial gain in the accumulated benefit obligation resulted primarily from the increase in the discount rate.

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2023	2022
Service cost	$22	$36
Interest cost	67	55
Amortization of net actuarial gain	(16)	—
Net periodic post-retirement benefit cost	$73	$91

Amounts recognized in accumulated other comprehensive loss, before tax effect, at June 30, consist of (dollars in thousands):

	2023	2022
Net actuarial gain	$(427)	$(250)

The discount rates used in determining the accumulated post-retirement benefit obligation were 5.23% and 4.62% at June 30, 2023 and 2022, respectively.

For the years ended June 30, 2023 and 2022, the discount rate assumption used was the above median curve.

For measurement purposes, the medical care cost trend rate has no effect on the Company’s cost since the insurance premiums are a fixed amount (capped). However, increasing or decreasing the benefit cost cap for plan participants could have a significant impact on the accumulated benefit obligation and employer cost.

The projected benefit payments under the plan over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2024	$102
2025	100
2026	89
2027	88
2028	74
Years 2029 – 2033	430

401(k) Plan

The Company maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may contribute up to the maximum amount allowed under the Internal Revenue Code. The Company matches 100% on the first 1% of employee contributions and 50% on the next 5% after the employee has completed one year of service. The 401(k) plan contribution expense is included in salaries and employee benefits in the consolidated statements of operations and was approximately $458,000 and $453,000 for the years ended June 30, 2023 and 2022, respectively.

Supplemental Retirement and Deferred Compensation Plans

The Company had a Targeted Benefit Supplemental Retirement Plan for executives. At June 30, 2023 and 2022, the Company had an accrued benefit liability of $201,000 and $273,000, respectively included in other liabilities in the consolidated statements of condition. Effective June 2010, the plan was terminated and there have been no additional contributions. There were no provisions for the years ended June 30, 2023 and 2022. Changes in the accrued benefit liability equal the changes in the fair values of designated assets, less participant payments.

The Company has a Deferred Compensation Plan for directors and certain of its officers. Under the plan, participants can elect to defer all, or portion of their directors fees, or salaries and/or bonuses, and invest those funds in various investment fund options. At June 30, 2023 and 2022, the Company had an accrued benefit liability of $374,000 and $716,000, respectively included in other liabilities in the consolidated statements of condition. Changes in the accrued benefit liability equal the changes in the fair values of the invested assets, additional deferrals, less participant payments, if any.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2023 was $11.4 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following (dollars in thousands):

	As of June 30,
	2023	2022
Allocated	203,664	152,748
Committed to be allocated	25,458	25,458
Unallocated	789,203	840,119
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the years ended June 30, 2023 and 2022 was $513,000 and $581,000, respectively.

14.     INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	For the Years Ended
	June 30,
	2023	2022
Current tax expense	$5,052	$2,351
Deferred tax expense	855	708
Total income tax expense	$5,907	$3,059

Income tax expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	June 30,
	2023		2022
	Amount	Rate	Amount	Rate
Income before tax at the federal tax rate	$5,850	21.0%	$2,801	21.0%
State expense, net of federal benefit	670	2.4%	359	2.7%
Tax-exempt income	(563)	(2.0)%	(115)	(0.9)%
Bank-owned life insurance	(63)	(0.2)%	10	0.1%
Other, net	13	—%	4	—%
Total income tax expense	$5,907	21.2%	$3,059	22.9%

The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	June 30,	June 30,
	2023	2022
Deferred tax assets
Allowance for loan losses	$6,480	$6,481
Net operating loss carryforward	—	217
OTTI – securities	325	334
Post-retirement benefit obligations	494	493
Unrealized losses on securities available for sale	4,849	3,847
Deferred compensation	137	253
Unfunded defined benefit and postretirement benefit plan liabilities	—	109
Contribution carryforward	173	453
Lease liabilities	1,621	—
Other	688	696
Total deferred tax assets	14,767	12,883

Deferred tax liabilities
Depreciation	(1,839)	(2,053)
Net deferred loan origination costs	(560)	(527)
Prepaid pension	(2,404)	(2,604)
Prepaid expenses	(236)	(220)
Unfunded defined benefit and postretirement benefit plan assets	(1,463)	—
ROU assets	(1,551)	—
Other	(1,495)	(835)
Total deferred tax liabilities	(9,548)	(6,239)
Net deferred tax asset at end of year	$5,219	$6,644

Net deferred tax assets are included in other assets in the consolidated statements of condition.

Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amount of available open tax carrybacks, if any. As of June 30, 2023, and 2022, no valuation allowance was required.

For the years ending June 30, 2023 and 2022, there were no amounts accrued and/or paid for interest and penalties.

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

A deferred tax liability has not been recognized with respect to the Federal base-year reserve of $9.3 million at June 30, 2023 and 2022, because the Company does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $2.4 million at June 30, 2023 and 2022. It is more likely than not that this liability will never be incurred because, as noted above, the Company does not expect to take any action in the future that would result in this liability being incurred.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Company is no longer subject to examination by either taxing authority for years before calendar 2019.

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

	June 30, 2023
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$20,541	$277,088	$297,629
Standby letters of credit	—	28,372	28,372
	$20,541	$305,460	$326,001

	June 30, 2022
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$59,970	$219,978	$279,948
Standby letters of credit	—	30,177	30,177
	$59,970	$250,155	$310,125

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At June 30, 2023 and 2022, approximately $136.2 million and $22.5 million of adjustable rate residential mortgage loans had interest rate caps, respectively. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At June 30, 2023 and 2022, approximately $613,000 and $1.0 million of the adjustable rate mortgage loans had conversion options, respectively.

The Company periodically sells residential mortgage loans to FNMA. At June 30, 2023, the Company had no loans held for sale. In addition, the Company has no loan commitments with borrowers at June 30, 2023 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At June 30, 2023, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may be higher, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 and $1.2 million was recognized for the year ended June 30, 2023 and 2022, respectively. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of June 30, 2023. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

Information is provided below regarding the nature of the matters and associated claimed damages. The Company and the Bank are defending each of these matters vigorously, and the Company believes that it and the Bank have substantial defenses, including affirmative defenses, counterclaims and cross-claims to the various allegations that have been asserted. In light of the significant judgment, variety of assumptions and uncertainties involved in the matters described below, some of which are beyond the Company’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters, or matters related to or resulting from the matters described below, could have an adverse material impact on the Company’s business, prospects, financial condition, results of operations, cash flows, or cause significant reputational harm and subject the Company to civil litigation, significant fines, damage awards or other material regulatory consequences.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through June 30, 2023, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through June 30, 2023, no additional charges to the provision for loan losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the year ended June 30, 2023 and 2022, the Bank recognized insurance recoveries in the amount of $3.7 million and $3.8 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense –

professional fees on the consolidated statements of operations. For a fuller recitation of the procedural history of each of the matters summarized below, please refer to the Company’s earlier periodic filings on Forms 10-Q and 10-K. The Pioneer Parties (as defined below) vigorously dispute the assertions and claims in each of the matters noted below.

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. On April 10, 2023, the Court entered a memorandum decision and order granting Southwestern leave to file a third amended complaint adding Granite Solutions Groupe, Inc. (“Granite Solutions”) as a plaintiff and asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, aiding and abetting conversion, and aiding and abetting fraud. Southwestern and Granite Solutions filed the third amended complaint on April 26, 2023. The third amended complaint seeks a monetary judgment of at least $39.0 million, allegedly comprised of compensatory damages in excess of $13.0 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to the third amended complaint on May 12, 2023. In addition to denying that Southwestern or Granite Solutions is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against Southwestern and cross-claims against certain of the Mann Parties for common law fraud under New York law and violations of RICO. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. Southwestern filed its answer to the counterclaims on June 2, 2023. This matter is currently in discovery.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the Court. NatPay filed its complaint in intervention on August 18, 2020.  On April 10, 2023, the Court entered a memorandum decision and order granting NatPay leave to file an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. NatPay filed its amended complaint on April 13, 2023. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to NatPay’s amended complaint on May 12, 2023. In addition to denying that NatPay is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against NatPay and cross-claims against certain of the Mann Parties for violations of RICO. The Pioneer Parties contend that the actions of NatPay and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. On June 23, 2023, NatPay filed a motion to dismiss the counterclaims and certain affirmative defenses of the Pioneer Parties.  The Pioneer Parties filed their opposition to the motion on July 21, 2023, and the motion was fully briefed and submitted to the Court for decision on August 4, 2023. The motion remains pending before the Court. This matter is currently in discovery.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court. On February 16, 2023, Cachet filed an amended complaint in lieu of responding to the Pioneer Parties’ motion to dismiss. The amended complaint, like the initial complaint, alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet. Cachet’s complaint asserts causes of action against the Pioneer Parties for avoidance and recovery of constructive fraudulent transfers, conversion, unjust enrichment, money had and received, violation of California Penal Code § 496(a), violations of RICO, aiding and abetting fraud, and declaratory relief. Cachet asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and costs of suit and attorneys’ fees. Cachet also seeks “treble damages according to proof and attorneys’ fees,” and for its aiding abetting fraud claim, Cachet seeks “general, consequential and special damages in an amount to be proven at trial.” On April 28, 2023, the Pioneer Parties filed a motion to dismiss the amended complaint. On September 6, 2023, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the Court dismissed Cachet’s claims for violations of RICO, violation of California Penal Code § 496(a), aiding and abetting fraud and conversion, and for declaratory relief. The Court denied the Pioneer Parties’ motion as to the claims for conversion, unjust enrichment, and money had and received. The Court permitted Cachet to file a further amended complaint on or before October 2, 2023.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, engaged in constructive fraud, engaged in fraudulent inducement, engaged in fraudulent concealment, and negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On November 30, 2022, Berkshire Bank filed an amended complaint asserting substantially similar claims to those asserted in the original complaint, except that it excised the claim for negligent misrepresentation that the Court previously had dismissed, and included claims for breach of the loan participation agreement between the Bank and Berkshire Bank dated as of June 29, 2017 and separate claims for fraudulent inducement with respect to each of the three loan participation agreements. On January 30, 2023, the Bank filed its answer to the amended complaint and asserted counterclaims against Berkshire Bank for breach of the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, as well as a claim for a declaratory judgment that Berkshire Bank ratified the agreement and may not contest its validity. This matter is currently in discovery.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, engaged in fraudulent activities, engaged in constructive fraud, and negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On July 21, 2023, Chemung filed an amended complaint that asserts the same causes of actions as the original complaint (except that it excised the claim for negligent misrepresentation previously dismissed by the Court), but includes additional factual allegations. On September 19, 2023, the Bank filed its answer to the amended complaint and asserted counterclaims against Chemung for breach of the loan participation agreement between the Bank and Chemung dated as of August 12, 2019, as well as a claim for a declaratory judgment that Chemung ratified the agreement and may not contest its validity. This matter is currently in discovery.

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully set off approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. On October 21, 2020, the DOJ filed an amended complaint that dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described above in “Mann Entities Related Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint. This matter is currently in discovery.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties wrongfully converted certain tax funds belonging to AXH, were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On August 12, 2022, AXH filed an amended complaint asserting gross negligence, unjust enrichment, and accounting claims against the Pioneer Parties. The amended complaint seeks the same relief as in the original complaint. On August 26, 2022, the Pioneer Parties filed their answer to the amended complaint. This matter is currently in discovery.

On December 1, 2020, the Bank filed a complaint in the Supreme Court of the State of New York against Teal, Becker & Chiaramonte, CPAs, P.C. (“TBC”), Mr. Pasquale M. Scisci and Mr. Vincent Commisso (collectively, with TBC, the “TBC Parties”), alleging professional malpractice by the TBC Parties in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries (“Valuewise Entities”) for the fiscal years 2010 to 2018.  The Bank asserts that the TBC Parties were aware that the primary, if not the exclusive, reason the Valuewise Entities engaged TBC to audit their financial statements was to provide the Bank with accurate financial information that the Bank would rely on in evaluating whether to provide loans to the Valuewise Entities.  The Bank contends that, among other matters, Mr. Michael Mann used the Valuewise Entities to defraud the Bank because of the professional malpractice of the TBC Parties and that if the TBC Parties had not committed professional malpractice by issuing unqualified “clean” opinions on the financial statements of the Valuewise Entities for fiscal years 2010 to 2018, the Bank would never have continued loaning money to the Valuewise Entities. The Bank seeks to recover damages of at least $34.1 million (plus interest) sustained by it as a result of the professional malpractice of the TBC Parties. The TBC Parties filed their answer to the Bank’s complaint on February 12, 2021. On February 28, 2022, the TBC Parties filed a motion to dismiss the complaint. On October 4, 2022, the Court entered a decision and order denying the motion in its entirety. This matter is currently in discovery.

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

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs in the second complaint seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment. Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees. The Pioneer Parties acknowledged service of the complaints as of December 30, 2022. On February 28, 2023, the Pioneer Parties filed motions to dismiss the complaints. On April 7, 2023, the plaintiffs filed amended complaints that assert the same causes of action but include additional allegations. On April 27, 2023, the Pioneer Parties elected to withdraw their pending motions to dismiss and file renewed motions to dismiss the amended complaints. The Pioneer Parties filed renewed motions to dismiss on June 26, 2023. On August 25, 2023, plaintiffs in both putative class actions filed their responses to the renewed motions to dismiss filed by the Pioneer Parties. The Pioneer Parties have until October 9, 2023 to serve their reply to the response of the plaintiffs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		June 30, 2023 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$377,729	$377,729	$—	$—
Municipal obligations	53,434	—	53,434	—
Other debt securities	504	—	504
Total available for sale securities	431,667	377,729	53,938	—
Equity securities	2,413	2,413	—	—
Derivative assets	684	—	684	—
Total	$434,764	$380,142	$54,622	$—

Liabilities:
Derivative liabilities	$18,828	$—	$18,828	$—
Total	$18,828	$—	$18,828	$—

		Fair Value Measurements at
		June 30, 2022 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$365,846	$365,846	$—	$—
Municipal obligations	115,353	—	115,353	—
Other debt securities	591	—	591
Total available for sale securities	481,790	365,846	115,944	—
Equity securities	2,039	2,039	—	—
Derivative assets	217	—	217	—
Total	$484,046	$367,885	$116,161	$—

Liabilities:
Derivative liabilities	$12,813	$—	$12,813	$—
Total	$12,813	$—	$12,813	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Impaired loans:
Commercial loans	$539	$—	$—	$539

June 30, 2022
Impaired loans:
Commercial loans	$559	$—	$—	$559

Impaired loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.3 million with a valuation allowance of $792,000 resulting in an estimated fair value of $539,000 as of June 30, 2023. Impaired loans had a carrying amount of $759,000 with a valuation allowance of $200,000 resulting in an estimated fair value of $559,000 as of June 30, 2022.

The Company had no other real estate owned at June 30, 2023 and 2022. There were no write-downs for the years ended June 30, 2023 and June 30, 2022.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
June 30, 2023
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

The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. There were no changes in valuation techniques used during the year ended June 30, 2023.

The carrying and estimated fair values of financial assets and liabilities as of June 30 were as follows (dollars in thousands):

	June 30, 2023
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$150,478	$150,478	$150,478	$—	$—
Securities available for sale	431,667	431,667	377,729	53,938	—
Securities held to maturity	23,949	21,744	—	21,744	—
Equity securities	2,413	2,413	2,413	—	—
FHLBNY stock	1,196	1,196	—	1,196	—
Net loans receivable	1,144,169	1,095,366	—	—	1,095,366
Accrued interest receivable	7,194	7,194	—	7,194	—
Derivative assets	684	684	—	684	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,424,874	$1,424,874	$—	$1,424,874	$—
Time deposits	116,977	114,596	—	114,596	—
Mortgagors’ escrow deposits	7,888	7,888	—	7,888	—
Accrued interest payable	84	84	—	84	—
Derivative liabilities	18,828	18,828	—	18,828	—

	June 30, 2022
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$376,060	$376,060	$376,060	$—	$—
Securities available for sale	481,790	481,790	365,846	115,944	—
Securities held to maturity	23,952	22,467	—	22,467	—
Equity securities	2,039	2,039	2,039	—	—
FHLBNY stock	1,091	1,091	—	1,091	—
Net loans receivable	982,566	947,332	—	—	947,332
Accrued interest receivable	4,623	4,623	—	4,623	—
Derivative assets	217	217	—	217	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,599,703	$1,599,703	$—	$1,599,703	$—
Time deposits	80,580	78,646	—	78,646	—
Mortgagors’ escrow deposits	5,586	5,586	—	5,586	—
Accrued interest payable	27	27	—	27	—
Derivative liabilities	12,813	12,813	—	12,813	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50% for 2023 and 2022.

As of June 30, 2023 and 2022, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank, are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of June 30, 2023

Tier 1 (leverage) capital	$208,576	11.47%	$72,733	4.00%	N/A	N/A	$90,916	5.00%
Risk-based capital
Common Tier 1	$208,576	18.85%	$49,795	4.50%	$77,459	7.00%	$71,926	6.50%
Tier 1	$208,576	18.85%	$66,393	6.00%	$94,057	8.50%	$88,524	8.00%
Total	$222,513	20.11%	$88,524	8.00%	$116,188	10.50%	$110,655	10.00%

As of June 30, 2022

Tier 1 (leverage) capital	$185,892	9.48%	$78,405	4.00%	N/A	N/A	$98,006	5.00%
Risk-based capital
Common Tier 1	$185,892	17.98%	$46,515	4.50%	$72,357	7.00%	$67,189	6.50%
Tier 1	$185,892	17.98%	$62,021	6.00%	$87,862	8.50%	$82,694	8.00%
Total	$198,932	19.25%	$82,694	8.00%	$108,536	10.50%	$103,368	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of June 30, 2023

Tier 1 (leverage) capital	$46,284	9.39%	$19,709	4.00%	N/A	N/A	$24,636	5.00%
Risk-based capital
Common Tier 1	$46,284	54.81%	$3,800	4.50%	$5,911	7.00%	$5,489	6.50%
Tier 1	$46,284	54.81%	$5,067	6.00%	$7,178	8.50%	$6,756	8.00%
Total	$46,284	54.81%	$6,756	8.00%	$8,867	10.50%	$8,444	10.00%

As of June 30, 2022

Tier 1 (leverage) capital	$39,264	7.65%	$20,532	4.00%	N/A	N/A	$25,665	5.00%
Risk-based capital
Common Tier 1	$39,264	40.43%	$4,370	4.50%	$6,797	7.00%	$6,312	6.50%
Tier 1	$39,264	40.43%	$5,826	6.00%	$8,254	8.50%	$7,768	8.00%
Total	$39,264	40.43%	$7,768	8.00%	$10,196	10.50%	$9,711	10.00%

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the years ended June 30, 2023 and 2022.

	For the Year Ended June 30,
	2023	2022

	(Dollars in thousands)
Non-interest Income
In scope
Insurance services	$2,760	$3,184
Wealth management services	4,293	3,894
Service charges on deposit accounts	2,475	2,733
Card services income	2,963	3,117
Other	486	302
Non-interest income in scope	12,977	13,230

Non-interest income out of scope	1,171	844

Total non-interest income	$14,148	$14,074

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

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which included services such as ATM use fees and stop payment charges, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are recognized at the time the maintenance occurs. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

19.LEASES

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

The following tables include quantitative data related to the Company’s operating and finance leases:

As of June 30, 2023
(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$608
Operating leases	5,448
$6,056
Lease liabilities:
Finance leases	$711
Operating leases	5,713
$6,424

Other information:
Weighted-average remaining lease term for finance leases (in years)	64.9
Weighted-average remaining lease term for operating leases (in years)	14.2
Weighted-average discount rate for finance leases	5.62%
Weighted-average discount rate for operating leases	3.87%

For the Year Ended
June 30, 2023
(Dollars in thousands)
Lease expense:
Finance lease expense
Amortization of ROU assets	$99
Interest on lease liabilities	32
Operating lease expense	606
Variable lease expense	219
Total:	$956

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases (i.e. interest)	$17
Finance cash flows from finance leases (i.e. principal portion)	$114
Operating cash flows from operating leases	$585

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended June 30,
2024	$131	$591
2025	117	589
2026	55	555
2027	30	533
2028	30	539
Thereafter	2,580	4,714
Total undiscounted cash flows	2,943	7,521
Less: present value discount	(2,232)	(1,808)
Total lease liabilities	$711	$5,713

The future minimum payments by year and in the aggregate, under all significant noncancelable operating leases with initial or remaining terms of one year or more, are as follows (dollars in thousands):

Year ending June 30,
2023	$550
2024	495
2025	379
2026	325
2027	230
Thereafter	1,776
$3,755

Total rent expense was approximately $1.1 million for the year ended June 30, 2022 and is included in net occupancy and equipment expense.

20.     EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of June 30, 2023 and 2022.

	For the Year Ended June 30,
	2023	2022

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$21,948	$10,279

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	808,297	846,484
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,169,382	25,131,195

Net earnings per common share:
Basic	$0.87	$0.41
Diluted	$0.87	$0.41

21.     CONDENSED FINANCIAL STATEMENTS OF PIONEER BANCORP, INC.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Pioneer Bancorp, Inc. as of and for the year ended June 30, 2023 and June 30, 2022.

Pioneer Bancorp, Inc.
Condensed Statements of Financial Condition
As of June 30, 2023 and 2022
(in thousands)
	2023	2022
Assets
Cash and cash equivalents	$44,685	$43,848
Investment in subsidiary	209,901	186,005
Loan receivable	11,376	11,912
Other assets	738	905
Total assets	$266,700	$242,670

Liabilities and Shareholders’ Equity
Total liabilities	$—	$43
Total shareholders’ equity	266,700	242,627
Total liabilities and shareholders’ equity	$266,700	$242,670

Pioneer Bancorp, Inc.
Condensed Statements of Operations
For the Years Ended June 30, 2023 and 2022
(in thousands)
	2023	2022
Income
Interest-earning assets	$655	$438
Total income	655	438

Operating Expenses
Other	182	194
Total operating expenses	182	194

Income before tax expense and equity in undistributed net income of subsidiary	473	244
Income tax expense	126	64
Income before equity in undistributed net income of subsidiary	347	180
Equity in undistributed net income of subsidiary	21,601	10,099
Net income	$21,948	$10,279

Pioneer Bancorp, Inc.
Condensed Statements of Cash Flow
For the Years Ended June 30, 2023 and 2022
(in thousands)
	2023	2022
Cash flow from operating activities:
Net income	$21,948	$10,279

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed income of subsidiary	(21,601)	(10,098)
Net decrease in other assets	167	406
Net (decrease) increase in other liabilities	(43)	43
Net cash provided by operating activities	471	630

Cash flow from investing activities:
Decrease in loan receivable	536	519
Net cash provided by investing activities	536	519

Cash flow from financing activities:
Other	(170)	(102)
Net cash used by financing activities	(170)	(102)
Net increase in cash and cash equivalents	837	1,047
Cash and cash equivalents at beginning of year	43,848	42,801
Cash and cash equivalents at end of year	$44,685	$43,848

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

Management assessed the Company’s internal control over financial reporting as of June 30, 2023, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of June 30, 2023, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of June 30, 2023 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of June 30, 2023 (the 2020 Equity Incentive Plan remains subject to NYSDFS approval before awards can be made).

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

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Statements of Condition - at June 30, 2023 and 2022

(C)   Consolidated Statements of Operations - Years ended June 30, 2023 and 2022

(D)   Consolidated Statements of Comprehensive Income – Years ended June 30, 2023 and 2022

(E)   Consolidated Statements of Changes in Shareholders’ Equity - Years ended June 30, 2023 and 2022

(F)   Consolidated Statements of Cash Flows - Years ended June 30, 2023 and 2022

(G)   Notes to the Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

3.2

Amended and Restated Bylaws of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38991), filed with the Securities and Exchange Commission on March 19, 2021)

4.1

Form of Common Stock Certificate of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on December 10, 2019)

10.1

Employment Agreement by and between Pioneer Bank and Thomas L. Amell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.2

Separation Agreement and General Release by and between Pioneer Bank and Frank C. Sarratori (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on May 31, 2022)+

10.3

Change in Control Agreement by and between Pioneer Bank and Jesse Tomczak (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.4

Change in Control Agreement by and between Pioneer Bank and Patrick J. Hughes (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.5

Pioneer Bank Targeted Incentive Plan (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on September 23, 2022)+

10.6

Pioneer Bank Board of Trustees and Executive Employees Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)+

10.7

Purchase Agreement by and between Pioneer Savings Bank and Homestead Funding Corp. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

10.8

Pioneer Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 5, 2021 (file no. 001-38991))+

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

104*	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

+Indicates management contract, compensatory plan or arrangement of the Company.

ITEM 16.Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER BANCORP, INC.

Date: September 26, 2023	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	September 26, 2023
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	September 26, 2023
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Dr. James K. Reed	Chairman of the Board	September 26, 2023
Dr. James K. Reed

/s/ Eileen Bagnoli	Director	September 26, 2023
Eileen Bagnoli

/s/ Donald E. Fane	Director	September 26, 2023
Donald E. Fane

/s/ Stacey Hengsterman	Director	September 26, 2023
Stacey Hengsterman

/s/ Shaun Mahoney	Director	September 26, 2023
Shaun Mahoney

/s/ Edward Reinfurt	Director	September 26, 2023
Edward Reinfurt

/s/ Madeline Taylor	Director	September 26, 2023
Madeline Taylor