Form 10-Q
period 2023-09-30
Pioneer Bancorp, Inc./MD
filed 2023-11-14
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2023	2023
Assets
Cash and due from banks	$83,784	$33,584
Federal funds sold	2,373	2,167
Interest-earning deposits with banks	130,387	114,727
Cash and cash equivalents	216,544	150,478

Securities available for sale, at fair value	412,275	431,667
Securities held to maturity (fair value of $21,903 at September 30, 2023; and $21,744 at June 30, 2023)	23,908	23,949
Equity securities, at fair value	2,493	2,413
Federal Home Loan Bank of New York stock	1,234	1,196
Loans receivable	1,224,573	1,166,638
Allowance for credit losses	(21,069)	(22,469)
Net loans receivable	1,203,504	1,144,169
Accrued interest receivable	7,124	7,194
Premises and equipment, net	41,455	41,617
Bank-owned life insurance	16,266	16,322
Goodwill	10,879	8,799
Other intangible assets, net	3,351	2,096
Other assets	24,374	26,291
Total assets	$1,963,407	$1,856,191

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$607,931	$526,119
Interest bearing deposits	1,030,904	1,015,732
Total deposits	1,638,835	1,541,851
Mortgagors’ escrow deposits	3,524	7,888
Other liabilities	49,277	39,752
Total liabilities	1,691,636	1,589,491

Commitments and contingent liabilities – See Note 9

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and June 30, 2023)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of September 30, 2023 and June 30, 2023)	260	260
Additional paid in capital	113,491	113,543
Retained earnings	176,964	173,038
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(10,404)	(10,573)
Accumulated other comprehensive loss	(8,540)	(9,568)
Total shareholders’ equity	271,771	266,700
Total liabilities and shareholders’ equity	$1,963,407	$1,856,191

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	September 30,
	2023	2022
Interest and dividend income:
Loans	$16,533	$11,513
Securities	2,568	1,934
Interest-earning deposits with banks and other	1,055	1,745
Total interest and dividend income	20,156	15,192

Interest expense:
Deposits	3,954	406
Borrowings and other	312	112
Total interest expense	4,266	518
Net interest income	15,890	14,674
Provision for credit losses	750	120
Net interest income after provision for credit losses	15,140	14,554

Noninterest income:
Bank fees and service charges	1,446	1,570
Insurance and wealth management services	1,981	1,734
Net gain (loss) on equity securities	80	(39)
Bank-owned life insurance	(56)	461
Other	123	79
Total noninterest income	3,574	3,805

Noninterest expense:
Salaries and employee benefits	6,923	6,592
Net occupancy and equipment	1,831	1,711
Data processing	1,189	1,037
Advertising and marketing	141	141
Insurance premiums	239	231
Federal Deposit Insurance Corporation insurance premiums	262	171
Professional fees	2,587	773
Other	1,233	1,212
Total noninterest expense	14,405	11,868
Income before income taxes	4,309	6,491
Income tax expense	890	1,257
Net income	$3,419	$5,234

Net earnings per common share:
Basic	$0.14	$0.21
Diluted	$0.14	$0.21

Weighted average shares outstanding – basic and diluted	25,194,841	25,143,924

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2023	2022

Net income	$3,419	$5,234

Other comprehensive income (loss):
Unrealized losses on securities:
Unrealized holding gains (losses) arising during the period	1,391	(8,496)
	1,391	(8,496)
Tax expense (benefit)	363	(2,222)
	1,028	(6,274)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial gain	—	—
	—	—
Tax expense	—	—
	—	—
Total other comprehensive income (loss)	1,028	(6,274)
Comprehensive income (loss)	$4,447	$(1,040)

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2022	25,977,679	$260	$113,713	$151,090	(11,256)	$(11,180)	$242,627

Net income	—	—	—	5,234	—	—	5,234
Other comprehensive loss	—	—	—	—	—	(6,274)	(6,274)
ESOP shares committed to be released (12,729 shares)	—	—	(48)	—	170	—	122
Balance as of September 30, 2022	25,977,679	$260	$113,665	$156,324	$(11,086)	$(17,454)	$241,709

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2023	25,977,679	$260	$113,543	$173,038	(10,573)	$(9,568)	$266,700
Cumulative effect of change in accounting principle - Current Expected Credit Losses (1)	—	—	—	507	—	—	507

Net income	—	—	—	3,419	—	—	3,419
Other comprehensive income	—	—	—	—	—	1,028	1,028
ESOP shares committed to be released (12,729 shares)	—	—	(52)	—	169	—	117
Balance as of September 30, 2023	25,977,679	$260	$113,491	$176,964	$(10,404)	$(8,540)	$271,771
(1)	Adoption of Accounting Standard Update 2016-13.

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net income	$3,419	$5,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	671	692
Provision for credit losses	750	120
Net (accretion) amortization on securities	(370)	268
ESOP compensation	117	122
Loss (earnings) on bank-owned life insurance	56	(461)
Proceeds from sale of loans	—	100
Net gain on sale of loans	—	(2)
Net (gain) loss on equity securities	(80)	39
Deferred tax expense	37	243
Decrease (increase) in accrued interest receivable	70	(1,272)
Increase in other assets	(156)	(1,738)
Increase in other liabilities	7,920	4,624
Changes in operating leases	8	6
Net cash provided by operating activities	12,442	7,975

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	45,077	39,329
Purchases of securities available for sale	(23,924)	(80,173)
Proceeds from maturities and paydowns of securities held to maturity	1,617	1,630
Purchases of securities held to maturity	(1,576)	(1,527)
Net purchases of FHLBNY stock	(38)	(35)
Net increase in loans receivable	(57,774)	(37,288)
Purchases of premises and equipment	(373)	(65)
Proceeds from bank-owned life insurance death benefit	—	1,143
Cash paid for acquisitions	(1,980)	—
Net cash used in investing activities	(38,971)	(76,986)

Cash flows from financing activities:
Net increase in deposits	96,984	98,739
Net decrease in mortgagors’ escrow deposits	(4,364)	(2,894)
Repayment of finance lease liability	(25)	(25)
Net cash provided by financing activities	92,595	95,820

Net increase in cash and cash equivalents	66,066	26,809
Cash and cash equivalents at beginning of period	150,478	376,060
Cash and cash equivalents at end of period	$216,544	$402,869

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,280	$503
Income taxes	$1,000	$900
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$—	$—
Acquisition contingent consideration payable	$1,499	$—
Adoption of lease accounting standard:
Right of use assets	$—	$6,535
Lease liabilities	$—	$6,883

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company provides diversified financial services through the Bank and its subsidiaries, with 23 offices in the Capital Region of New York State. The Company, through its subsidiaries, offers a broad array of deposit, lending, and other financial services to individuals, businesses, and municipalities.

The interim financial data as of September 30, 2023 and for the three months ended September 30, 2023 and 2022, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2024 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended June 30, 2023.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and the Bank’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ substantially from those estimates. The allowance for credit losses, valuation of securities and other financial instruments, the funded status and expense of employee benefit plans, legal proceedings and other contingent liabilities, and the realizability of deferred tax assets are particularly subject to change.

Reclassifications

Amounts in the prior period’s consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Adoption of Recent Accounting Pronouncements

Financial Instruments - Credit Losses - Topic 326

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available for sale debt securities. For an available for sale debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU are effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13 related to measuring the allowance for loan losses under the new guidance. The effective dates and transition requirements for the amendments related to this ASU are the same as the effective dates and transition requirements in ASU 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses clarifying certain amendments to various provisions of ASU 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied.

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities which management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures, except for debt securities for which other-than-temporary impairment had been recognized prior to July 1, 2023 for which the Company adopted ASC 326 using the prospective transition approach. Results for reporting periods beginning after July 1, 2023, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $507,000 as of July 1, 2023 for the cumulative effect of adopting ASC 326.  The transition adjustment includes a $2.3 million decrease to the allowance for credit losses, a $1.6 million increase to the allowance for credit losses on unfunded commitments, and a $180,000 impact to the deferred tax assets. The Company did not record an allowance for credit losses on held to maturity and available for sale debt securities on July 1, 2023, as the amount of credit risk was deemed immaterial.

Allowance for Credit Losses on Loans

The CECL approach requires an estimate of the credit losses expected over the life of a loan (or pool of loans). The allowance for credit losses is a valuation account deducted from the amortized cost basis of loans to present the net, lifetime amount expected to be collected on the loans. Expected losses are evaluated and calculated on a collective, or pooled, basis for those loans which share similar risk characteristics. If the loan does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Individually evaluated loans are primarily non-accrual and collateral dependent loans. Loan losses are charged off against the allowance when management believes a loan balance is confirmed to be uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and amounts expected to be charged-off.

The loan portfolio is segmented at the level at which the Company develops and documents a systematic methodology to determine its allowance for credit losses. Upon adoption of CECL, management revised the manner in which loans were pooled for similar risk characteristics. Management developed the following segments for estimating loss based on type of borrower and collateral which is generally based upon federal call report segmentation and have been combined or subsegmented as needed to ensure loans of similar risk profiles are appropriately pooled: commercial (commercial real estate, commercial and industrial, and commercial construction), residential mortgages, home equity loans and lines, and consumer loans.

Management estimates the allowance for credit losses on loans by using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of loans. Historical loss experience was considered by the Company for estimating expected credit losses and determined the need to use peer data, with similar risk profiles, to develop and calculate the CECL reserve models.

Historical credit loss experience for the Company and peer losses by loan segments, provide a foundation for estimating an expected credit loss. The observed credit losses are converted to probability of default (“PD”) rate curves through the use of loss given default (“LGD”) risk factors that converts default rates to estimated loss for each loan segment. This is based on industry-level, observed relationships between the PD and LGD variables for each segment. The historical PD curves correspond to economic variables through historical economic cycles, which establishes a quantitative relationship between forecasted economic conditions and loan performance.

Using the historical quantitative relationship between economic conditions and loan performance, management developed a model, using selected external economic forecasts that is highly correlated for each loan segment. These forecasts are then applied over a period that management has determined to be reasonable and supportable. Beyond the period over which management can develop or source a reasonable and supportable forecast, the model will revert to long-term average economic conditions using a straight-line methodology.

The allowance for credit losses on loans is measured on a collective basis, when similar risk characteristics are present, with both a quantitative and qualitative analysis that is applied on a quarterly basis. The respective quantitative reserve for each segment is calculated using a PD/LGD modeling methodology, with segment-specific regression models. The discounted cash flows methodology uses expected credit losses estimated over the effective life of each loan by measuring the difference between the net present value of modeled cash flows and amortized cost basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate.

Management applies a qualitative adjustment for each segment as of the consolidated statements of condition date. The qualitative adjustments include limitations inherent in the quantitative model; changes in lending policies and procedures; changes in international, national, regional, and local economic conditions; changes in the nature and volume of the portfolio and terms of loans; the experience, ability and depth of lending management and staff; changes in the volume and severity of past due loans; changes in value of underlying collateral; existence and effect of any concentrations of credit and changes in the levels of such concentrations; and the effect of external factors; such as competition, legal and regulatory requirements.

On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable.

Allowance for Credit Losses on Unfunded Commitments

The Company estimates expected credit losses over the contractual period in which the Company has exposure to a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments exposure is recognized in other liabilities on the consolidated statement of condition and is adjusted by the provision for credit losses on the consolidated statement of operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over the estimated contractual life. The probable funding amount by segment is multiplied by the respective reserve percentage calculated in the allowance for credit losses on loans to calculate a reserve on unfunded commitments.

Allowance for Credit Losses on Securities Held to Maturity

The Company is required to utilize the CECL approach to estimate expected credit losses. Management measures expected credit losses on held to maturity debt securities on a collective basis by major security types that share similar risk characteristics. Management classifies the held to maturity debt securities portfolio into the following major security types: Corporate debt securities and municipal obligations. Expected losses are calculated on a pooled basis using a probability of default/loss given default (PD/LGD) model, based on historical credit loss data from a reliable source. Management utilizes corporate and municipal default and loss rates which provides decades of data across all corporate and municipal sectors and geographies. Management may exercise discretion to make adjustments based on environmental factors. The model calculates the expected loss for each security over the contractual life. If the risk of a held to maturity debt security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration. Utilizing the CECL approach the Company determined that the expected credit loss on its corporate debt securities and municipal obligations portfolio was immaterial and therefore no allowance for credit losses was recorded as of July 1, 2023.

Allowance for Credit Losses on Securities Available for Sale

The impairment model for available for sale debt securities differs from the CECL approach utilized for held to maturity debt securities because available for sale debt securities are measured at fair value rather than amortized cost. For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet the above criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost and adverse conditions related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of tax. Changes in the allowance for credit losses are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  The Company determined that the unrealized loss positions in the available for sale securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded as of July 1, 2023.

Accrued Interest Receivable

Accrued interest receivable balances are presented separately on the consolidated statements of financial condition and are not included in amortized cost when determining the allowance for credit losses. The Company does not estimate expected credit losses on accrued interest receivable on loans and investment securities, as accrued interest receivable is reversed or written off when the full collection of the accrued interest receivable related to a loan or investment security becomes doubtful.

Troubled Debt Restructurings and Vintage Disclosures - Topic 326

In March 2022, the FASB issued ASU 2022-02, amendments related to Troubled Debt Restructurings (TDRs) for all entities after they adopt ASU 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). This ASU eliminates the guidance on TDRs in Subtopic 310-40, Receivables-Troubled Debt Restructurings, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The ASU also requires that public business entities disclose current-period gross charge-offs by year of origination. The Company adopted the standard prospectively, beginning July 1, 2023, concurrently with the adoption of ASU 2016-13. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Reference Rate Reform - Topic 848

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU and related amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of ASC Topic 848, Reference Rate Reform, from December 31, 2022, to December 31, 2024. On July 1, 2023, the Company adopted ASC 848, as amended. The adoption of this guidance did not have a material impact on our consolidated financial statements.

3.ACQUISITIONS

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisitions. No contingent consideration was paid during the three months ended September 30, 2023. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s wealth management services activities.

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2023
U.S. Government and agency obligations	$401,100	$—	$(17,286)	$383,814
Municipal obligations	28,087	—	(113)	27,974
Other debt securities	247	309	(69)	487
Total available for sale securities	$429,434	$309	$(17,468)	$412,275

June 30, 2023
U.S. Government and agency obligations	$396,464	$2	$(18,737)	$377,729
Municipal obligations	53,492	9	(67)	53,434
Other debt securities	261	309	(66)	504
Total available for sale securities	$450,217	$320	$(18,870)	$431,667

Accrued interest receivable on available for sale debt securities totaled $1.9 million at September 30, 2023 and is excluded from the estimate of credit losses.

There was no allowance for credit losses for securities available for sale as of September 30, 2023.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2023
Corporate debt securities	$20,000	$—	$(1,870)	$18,130
Municipal obligations	3,908	—	(135)	3,773
Total held to maturity securities	$23,908	$—	$(2,005)	$21,903

June 30, 2023
Corporate debt securities	$20,000	$—	$(2,049)	$17,951
Municipal obligations	3,949	—	(156)	3,793
Total held to maturity securities	$23,949	$—	$(2,205)	$21,744

Accrued interest receivable on held to maturity debt securities totaled $159,000 at September 30, 2023 and is excluded from the estimate of credit losses.

There was no allowance for credit losses for securities held to maturity as of September 30, 2023.

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$57,422	$(296)	$326,392	$(16,990)	$383,814	$(17,286)
Municipal obligations	27,974	(113)	—	—	27,974	(113)
Other debt securities	3	—	111	(69)	114	(69)
	$85,399	$(409)	$326,503	$(17,059)	$411,902	$(17,468)

Securities held to maturity:
Corporate debt securities	$—	$—	$18,130	$(1,870)	$18,130	$(1,870)
Municipal obligations	—	—	3,773	(135)	3,773	(135)
	$—	$—	$21,903	$(2,005)	$21,903	$(2,005)

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$104,145	$(1,975)	$268,782	$(16,762)	$372,927	$(18,737)
Municipal obligations	47,781	(67)	—	—	47,781	(67)
Other debt securities	14	(1)	107	(65)	121	(66)
	$151,940	$(2,043)	$268,889	$(16,827)	$420,829	$(18,870)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,951	$(2,049)	$17,951	$(2,049)
Municipal obligations	—	—	3,793	(156)	3,793	(156)
	$—	$—	$21,744	$(2,205)	$21,744	$(2,205)

Unrealized losses on securities available for sale have not been recognized into income because the issuers' debt securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the securities. The fair value is expected to recover as the securities approach maturity.

As a result of the Company adopting ASC 326 using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to July 1, 2023, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of July 1, 2023 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after July 1, 2023 will be recorded in earnings when received.

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	September 30, 2023
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$131,439	$129,073
Due after one to five years	297,748	282,715
Other debt securities	247	487
	$429,434	$412,275

Securities held to maturity:
Due in one year or less	$2,391	$2,256
Due after one to five years	1,517	1,517
Due after five to ten years	20,000	18,130
	$23,908	$21,903

There were no sales of securities available for sale for the three months ended September 30, 2023 and 2022.

There were no sales of securities held to maturity for the three months ended September 30, 2023 and 2022.

There were no sales of equity securities for the three months ended September 30, 2023 and 2022.

At September 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of September 30, 2023 and June 30, 2023, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $407.2 million and $428.5 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2023	June 30, 2023
Commercial:
Real estate	$409,436	$411,165
Commercial and industrial	98,388	97,307
Construction	98,361	92,714
Total commercial	606,185	601,186
Residential mortgages	514,023	463,196
Home equity loans and lines	89,465	85,477
Consumer	14,900	16,779
	1,224,573	1,166,638
Allowance for credit losses	(21,069)	(22,469)
Net loans receivable	$1,203,504	$1,144,169

Accrued interest receivable totaled $5.0 million at September 30, 2023 and is excluded from the estimate of credit losses.

The Company’s July 1, 2023 adoption of CECL resulted in a significant change to our methodology for estimating the allowance for credit losses. The allowance for credit losses on loans is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the commercial, residential mortgages, and home equity loans and lines of credit segments. The Company uses a four-quarter reasonable and supportable forecast period based on economic forecast from the Federal Open Market Committee (“FOMC”) of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. GDP growth. The forecast will revert to long-term economic conditions over a four quarter reversion period on a straight-line basis. The remaining life method is used to determine the CECL reserve for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2023
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASC 326	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	$(1,307)	$173	$—	$27	$13,181
Residential mortgages	6,222	(670)	639	—	—	6,191
Home equity loans and lines of credit	1,470	(265)	89	(12)	—	1,282
Consumer	489	(69)	15	(23)	3	415
Allowance for credit losses - loans	22,469	(2,311)	916	(35)	30	21,069
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	(166)	—	—	1,458
Total allowance for credit losses	$22,469	$(687)	$750	$(35)	$30	$22,527

	For the Three Months Ended September 30, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,818	$2,899	$1,388	$419	$22,524
Provisions charged to operations	(772)	851	(30)	71	120
Loans charged off	(34)	(24)	—	(71)	(129)
Recoveries on loans charged off	43	10	—	1	54
Allowance for loan losses at end of period	$17,055	$3,736	$1,358	$420	$22,569

The Company established a reserve for off-balance sheet credit exposures in conjunction with its adoption of ASC 326-Financial Instruments-Credit Losses. The allowance for credit losses on off-balance sheet credit exposures is recognized as a liability (classified as a component of other liabilities in the consolidated statements of condition), with adjustments to the reserve recognized in the provision for credit losses on the consolidated statements of operations.

The following tables present the balance in the allowance for credit losses and allowance for loan losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	September 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$785	$—	$—	$—	$785
Related to loans collectively evaluated	12,396	6,191	1,282	415	20,284
Ending balance	$13,181	$6,191	$1,282	$415	$21,069

Loans:
Individually evaluated	$11,344	$—	$—	$—	$11,344
Loans collectively evaluated	594,841	514,023	89,465	14,900	1,213,229
Ending balance	$606,185	$514,023	$89,465	$14,900	$1,224,573

	June 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$792	$—	$—	$—	$792
Related to loans collectively evaluated for impairment	13,496	6,222	1,470	489	21,677
Ending balance	$14,288	$6,222	$1,470	$489	$22,469

Loans:
Individually evaluated for impairment	$11,544	$—	$—	$—	$11,544
Loans collectively evaluated for impairment	589,642	463,196	85,477	16,779	1,155,094
Ending balance	$601,186	$463,196	$85,477	$16,779	$1,166,638

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2023			June 30, 2023
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$10,241	$10,213	$—	$10,538	$133
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	10,241	10,213	—	10,538	133
With an allowance recorded:
Commercial:
Real estate	681	681	142	699	35
Commercial and industrial	650	650	650	575	—
Construction	—	—	—	—	—
Subtotal	1,331	1,331	792	1,274	35
Total	$11,572	$11,544	$792	$11,812	$168

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the year ended June 30, 2023 was nominal.

At various times, certain loan modifications are executed for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan. Substantially all of these modifications include one or a combination of the following: extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount including interest only; or extensions of additional credit for payment of delinquent real estate taxes or other costs.

As previously noted in Note 2 – Summary of Significant Accounting Policies, effective July 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326)-Troubled Debt Restructurings. The Company may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered under ASU 2022-02 include principal reductions, interest rate reductions, term extensions, or a combination. There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the three months ended September 30, 2023.

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2022. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to September 30, 2022 which subsequently defaulted during the three months ended September 30, 2022.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	September 30, 2023
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$7,830	$7,830	$4	$—
Commercial and industrial	649	—	—	—
Construction	—	—	—	—
Residential mortgages	4,426	—	—	—
Home equity loans and lines	1,501	—	—	—
Consumer	—	—	11	—
	$14,406	$7,830	$15	$—

	June 30,
	2023
		Past Due
		90 Days
		Still on
	Nonaccrual	Accrual
Commercial:
Real estate	$8,025	$174
Commercial and industrial	650	—
Construction	—	3,237
Residential mortgages	4,000	120
Home equity loans and lines	1,560	—
Consumer	—	—
	$14,235	$3,531

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually evaluated loans.

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

September 30, 2023
	Amortized Cost	Collateral Type
Commercial:
Real estate	$10,695	Commercial Real Estate Property
Commercial and industrial	649	Business Assets
Construction	—
Residential mortgages	—
Home equity loans and lines	—
Consumer	—
$11,344

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	September 30, 2023
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$1,048	$—	$4,306	$5,354	$404,082	$409,436
Commercial and industrial	19	—	649	668	97,720	98,388
Construction	—	—	—	—	98,361	98,361
Residential mortgages	729	699	487	1,915	512,108	514,023
Home equity loans and lines	1,046	301	528	1,875	87,590	89,465
Consumer	30	1	11	42	14,858	14,900
Total	$2,872	$1,001	$5,981	$9,854	$1,214,719	$1,224,573

	June 30, 2023
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$4,798	$—	$4,458	$9,256	$401,909	$411,165
Commercial and industrial	678	100	352	1,130	96,177	97,307
Construction	—	—	3,237	3,237	89,477	92,714
Residential mortgages	1,257	1,327	762	3,346	459,850	463,196
Home equity loans and lines	1,340	64	540	1,944	83,533	85,477
Consumer	18	22	—	40	16,739	16,779
Total	$8,091	$1,513	$9,349	$18,953	$1,147,685	$1,166,638

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

The Company grades residential mortgages, home equity loans and lines of credit and consumer loans as either non-performing or performing.

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
September 30, 2023	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$468	$44,802	$49,698	$24,593	$53,478	$181,310	$2,583	$—	$356,932
Special mention	—	—	—	—	16,741	3,125	—	—	19,866
Substandard	—	—	—	—	2,949	29,000	571	—	32,520
Doubtful	—	—	—	—	—	118	—	—	118
Total commercial real estate	$468	$44,802	$49,698	$24,593	$73,168	$213,553	$3,154	$—	$409,436

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$4,169	$8,372	$6,210	$3,689	$5,296	$9,811	$52,726	$—	$90,273
Special mention	—	—	—	—	—	—	702	—	702
Substandard	—	—	1,290	178	1,882	3,242	172	—	6,764
Doubtful	—	—	—	—	—	352	297	—	649
Total commercial and industrial	$4,169	$8,372	$7,500	$3,867	$7,178	$13,405	$53,897	$—	$98,388

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Risk Rating
Pass	$3,135	$15,743	$48,858	$22,620	$—	$7,172	$200	$—	$97,728
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	633	—	—	633
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$3,135	$15,743	$48,858	$22,620	$—	$7,805	$200	$—	$98,361

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$33,041	$214,643	$44,711	$59,631	$38,261	$119,198	$112	$—	$509,597
Non-performing	—	724	563	—	609	2,530	—	—	4,426
Total residential mortgages	$33,041	$215,367	$45,274	$59,631	$38,870	$121,728	$112	$—	$514,023

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit
Performing	$2,590	$7,343	$10,268	$3,906	$1,465	$15,726	$46,666	$—	$87,964
Non-performing	—	—	—	—	17	481	1,003	—	1,501
Total home equity loans and lines of credit	$2,590	$7,343	$10,268	$3,906	$1,482	$16,207	$47,669	$—	$89,465

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$—	$12

Consumer
Performing	$738	$1,787	$164	$132	$65	$3,270	$8,733	$—	$14,889
Non-performing	—	—	4	—	5	—	2	—	11
Total consumer	$738	$1,787	$168	$132	$70	$3,270	$8,735	$—	$14,900

Current period gross charge-offs	$23	$—	$—	$—	$—	$—	$—	$—	$23

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2023
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$352,874	$1,977	$56,196	$118	$411,165
Commercial and industrial	89,245	1,614	6,448	—	97,307
Construction	91,805	—	909	—	92,714
	$533,924	$3,591	$63,553	$118	$601,186

The Company considered the performance of the loan portfolio and its impact on the allowance for loan losses. For residential mortgages, home equity loans and lines of credit and consumer loan classes, the Company also evaluated credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of September 30, 2023 and June 30, 2023, the Company had pledged $522.5 million and $476.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At September 30, 2023, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $449.0 million, consisting of $224.5 million of interest rate swaps with commercial borrowers and $224.5 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2023, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $455.8 million, consisting of $227.9 million of interest rate swaps with commercial borrowers and $227.9 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	September 30, 2023
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$22,301	$22,301
Less: cash collateral applied	(22,300)	(16)
Net amount	$1	$22,285

	June 30, 2023
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$18,844	$18,844
Less: cash collateral applied	(18,160)	(16)
Net amount	$684	$18,828

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At September 30, 2023, the Company had received $22.3 million and deposited $16,000 as collateral for swap agreements with third-party counterparties. At June 30, 2023, the Company had received $18.2 million and deposited $16,000 as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE INCOME (LOSS)

The balances and changes in the components of accumulated other comprehensive loss, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Loss
2023:
Accumulated other comprehensive income (loss) as of July l, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	1,028	—	1,028
Accumulated other comprehensive income (loss) as of September 30, 2023	$(12,674)	$4,134	$(8,540)

2022:
Accumulated other comprehensive loss as of July l, 2022	$(10,872)	$(308)	$(11,180)
Other comprehensive loss before reclassifications	(6,274)	—	(6,274)
Accumulated other comprehensive loss as of September 30, 2022	$(17,146)	$(308)	$(17,454)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2023	2022
Unrealized losses on securities:
Unrealized holdings gains (losses) arising during the period	$363	$(2,222)
Reclassification adjustment for gains included in net income	—	—
	363	(2,222)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	—	—
Reclassification adjustment for settlement recognition	—	—
	—	—
	$363	$(2,222)

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

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2023	2022
Service cost	$389	$444
Interest cost	553	507
Expected return on plan assets	(789)	(732)
Net periodic pension cost	$153	$219

Contributions

For the three months ended September 30, 2023 and 2022, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2023	2022
Service cost	$6	$6
Interest cost	19	17
Amortization of net actuarial gain	(10)	(3)
Net periodic post-retirement benefit cost	$15	$20

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2023 was $11.4 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of September 30,
	2023	2022
Allocated	203,664	152,748
Committed to be allocated	38,187	38,187
Unallocated	776,474	827,390
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2023 and 2022 was $117,000 and $122,000, respectively.

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

	September 30, 2023
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$17,478	$274,476	$291,954
Standby letters of credit	—	23,697	23,697
	$17,478	$298,173	$315,651

	June 30, 2023
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$20,541	$277,088	$297,629
Standby letters of credit	—	28,372	28,372
	$20,541	$305,460	$326,001

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2023, approximately $184.0 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At September 30, 2023, approximately $560,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At September 30, 2023 and June 30, 2023, the Bank had no loans held for sale. In addition, the Bank has no loan commitments with borrowers at September 30, 2023 and June 30, 2023 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At September 30, 2023 and June 30, 2023, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 was recognized for the three months ended September 30, 2023 and 2022, respectively. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of September 30, 2023. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through September 30, 2023, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through September 30, 2023, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the three months ended September 30, 2023 and 2022, the Bank recognized insurance recoveries in the amount of $576,000 and $542,000, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations. For a fuller recitation of the procedural history of each of the matters summarized below, please refer to the Company’s earlier periodic filings on Forms 10-Q and 10-K. The Pioneer Parties (as defined below) vigorously dispute the assertions and claims in each of the matters noted below.

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

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court. On February 16, 2023, Cachet filed an amended complaint in lieu of responding to the Pioneer Parties’ motion to dismiss. The amended complaint, like the initial complaint, alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet. Cachet’s complaint asserts causes of action against the Pioneer Parties for avoidance and recovery of constructive fraudulent transfers, conversion, unjust enrichment, money had and received, violation of California Penal Code § 496(a), violations of RICO, aiding and abetting fraud, and declaratory relief. Cachet asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and costs of suit and attorneys’ fees. Cachet also seeks “treble damages according to proof and attorneys’ fees,” and for its aiding abetting fraud claim, Cachet seeks “general, consequential and special damages in an amount to be proven at trial.” On

April 28, 2023, the Pioneer Parties filed a motion to dismiss the amended complaint. On September 6, 2023, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the Court dismissed Cachet’s claims for violations of RICO, violation of California Penal Code § 496(a), aiding and abetting fraud and conversion, and for declaratory relief. The Court denied the Pioneer Parties’ motion as to the claims for conversion, unjust enrichment, and money had and received. The Court permitted Cachet to file a second amended complaint. On September 20, 2023, Cachet filed a motion for reconsideration of the Court’s Order. The Pioneer Parties filed their opposition on October 26, 2023, and Cachet filed its reply on November 2, 2023. The motion remains pending before the Court. Cachet’s current deadline to file a second amended complaint is December 7, 2023.

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

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs in the second complaint seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment. Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees. The Pioneer Parties acknowledged service of the complaints as of December 30, 2022. On February 28, 2023, the Pioneer Parties filed motions to dismiss the complaints. On April 7, 2023, the plaintiffs filed amended complaints that assert the same causes of action but include additional allegations. On April 27, 2023, the Pioneer Parties elected to withdraw their pending motions to dismiss and file renewed motions to dismiss the amended complaints. The Pioneer Parties filed renewed motions to dismiss on June 26, 2023. On August 25, 2023, plaintiffs in both putative class actions filed their responses to the renewed motions to dismiss filed by the Pioneer Parties. On October 6, 2023, the Pioneer Parties filed their reply to the response of the plaintiffs. The motion remains pending before the Court.

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

The fair value of individually analyzed loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		September 30, 2023 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$383,814	$383,814	$—	$—
Municipal obligations	27,974	—	27,974	—
Other debt securities	487	—	487
Total available for sale securities	412,275	383,814	28,461	—
Equity securities	2,493	2,493	—	—
Derivative assets	1	—	1	—
Total	$414,769	$386,307	$28,462	$—

Liabilities:
Derivative liabilities	$22,285	$—	$22,285	$—
Total	$22,285	$—	$22,285	$—

		Fair Value Measurements at
		June 30, 2023 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$377,729	$377,729	$—	$—
Municipal obligations	53,434	—	53,434	—
Other debt securities	504	—	504
Total available for sale securities	431,667	377,729	53,938	—
Equity securities	2,413	2,413	—	—
Derivative assets	684	—	684	—
Total	$434,764	$380,142	$54,622	$—

Liabilities:
Derivative liabilities	$18,828	$—	$18,828	$—
Total	$18,828	$—	$18,828	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Individually evaluated loans:
Commercial loans	$539	$—	$—	$539

June 30, 2023
Impaired loans:
Commercial loans	$539	$—	$—	$539

Individually evaluated loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $1.3 million with a valuation allowance of $785,000 resulting in an estimated fair value of $539,000 as of September 30, 2023. Individually evaluated loans had a carrying amount of $1.3 million with a valuation allowance of $792,000 resulting in an estimated fair value of $539,000 as of June 30, 2023.

The Company had no other real estate owned at September 30, 2023 or June 30, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
September 30, 2023
Individually evaluated loans:
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

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	September 30, 2023
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$216,544	$216,544	$216,544	$—	$—
Securities available for sale	412,275	412,275	383,814	28,461	—
Securities held to maturity	23,908	21,903	—	21,903	—
Equity securities	2,493	2,493	2,493	—	—
FHLBNY stock	1,234	1,234	—	1,234	—
Net loans receivable	1,203,504	1,135,940	—	—	1,135,940
Accrued interest receivable	7,124	7,124	—	7,124	—
Derivative assets	1	1	—	1	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,510,214	$1,510,214	$—	$1,510,214	$—
Time deposits	128,621	126,253	—	126,253	—
Mortgagors’ escrow deposits	3,524	3,524	—	3,524	—
Accrued interest payable	70	70	—	70	—
Derivative liabilities	22,285	22,285	—	22,285	—

	June 30, 2023
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$150,478	$150,478	$150,478	$—	$—
Securities available for sale	431,667	431,667	377,729	53,938	—
Securities held to maturity	23,949	21,744	—	21,744	—
Equity securities	2,413	2,413	2,413	—	—
FHLBNY stock	1,196	1,196	—	1,196	—
Net loans receivable	1,144,169	1,095,366	—	—	1,095,366
Accrued interest receivable	7,194	7,194	—	7,194	—
Derivative assets	684	684	—	684	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,424,874	$1,424,874	$—	$1,424,874	$—
Time deposits	116,977	114,596	—	114,596	—
Mortgagors’ escrow deposits	7,888	7,888	—	7,888	—
Accrued interest payable	84	84	—	84	—
Derivative liabilities	18,828	18,828	—	18,828	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)
Non-interest Income
In scope
Insurance services	$595	$614
Wealth management services	1,386	1,120
Service charges on deposit accounts	627	700
Card services income	748	767
Other	123	78
Non-interest income in scope	3,479	3,279

Non-interest income out of scope	95	526

Total non-interest income	$3,574	$3,805

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

For all asset classes the Company made an accounting policy election to not separate lease components and non-lease components and treat both as a single lease component for lease accounting purposes. The right-of-use (“ROU”) assets and lease liabilities are based on the stated lease consideration as identified in the underlying agreements.

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

The following tables include quantitative data related to the Company’s operating and finance leases:

	As of September 30, 2023	As of June 30, 2023

	(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$583	$608
Operating leases	5,547	5,448
	$6,130	$6,056
Lease liabilities:
Finance leases	$693	$711
Operating leases	5,817	5,713
	$6,510	$6,424

Other information:
Weighted-average remaining lease term for finance leases (in years)	67.2	64.9
Weighted-average remaining lease term for operating leases (in years)	13.8	14.2
Weighted-average discount rate for finance leases	5.66	5.62
Weighted-average discount rate for operating leases	3.90	3.87

	For the Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)
Lease expense:
Finance lease expense
Amortization of ROU assets	$25	$25
Interest on lease liabilities	8	8
Operating lease expense	159	151
Variable lease expense	51	50
Total:	$243	$234

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows from finance leases (i.e. principal portion)	$25	$25
Operating cash flows from operating leases	$151	$145

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended September 30,
2024	$131	$636
2025	117	628
2026	30	593
2027	30	578
2028	30	573
Thereafter	2,580	4,587
Total undiscounted cash flows	2,918	7,595
Less: present value discount	(2,225)	(1,778)
Total lease liabilities	$693	$5,817

13.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of September 30, 2023 or September 30, 2022.

	For the Three Months Ended September 30,
	2023	2022

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$3,419	$5,234

Average number of common shares outstanding	25,977,679	25,977,679
Less: Average unallocated ESOP shares	782,838	833,755
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,194,841	25,143,924

Net earnings per common share:
Basic	$0.14	$0.21
Diluted	$0.14	$0.21

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	recent events involving the failure of financial institutions which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions, as well as other non-traditional competitors;

●	risks and uncertainties related to the Coronavirus Disease 2019 pandemic and resulting governmental and societal response;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in our costs of legal expenses, including defending against significant litigation;
●	any future Federal Deposit Insurance Corporate (“FDIC”) insurance premium increases, or special assessments may adversely affect our earnings;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2023, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Credit Losses. We charge provisions for credit losses to operations in order to maintain our allowance for credit losses on loans and allowance for credit losses on unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and expected losses on commitments to grant loans that are expected to be advanced at the statements of condition date. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for credit losses when realized.

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income. Our non-interest income also includes net gains or losses on equity securities, net gains or losses in cash surrender value of bank owned life insurance and other income.

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

Recent Developments

Acquisition

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. This acquisition was made to expand the Company’s wealth management services activities and increased Pioneer’s assets under management to more than $1 billion at September 30, 2023.

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

For additional details regarding legal, other proceedings and related matters see “Item 1 Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

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

The following represent our critical accounting policies and estimates:

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for credit losses for loans and unfunded commitments. Effective July 1, 2023, the measurement of Current Expensed Credit Losses (“CECL”) on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses for loans, as reported in our consolidated statements of condition, are adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-off of loans, net of recoveries. The allowance for credit losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws and is included in other liabilities on the Company’s consolidated statements of condition. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (the incurred loss method).

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Three Months Ended September 30,
	2023			2022
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,175,279	$16,533	5.70%	$1,003,857	$11,513	4.63%
Securities	446,152	2,568	2.30%	517,691	1,934	1.49%
Interest-earning deposits and other	76,581	1,055	5.58%	305,078	1,745	2.29%
Total interest-earning assets	1,698,012	20,156	4.79%	1,826,626	15,192	3.34%
Non-interest-earning assets	153,684			142,974
Total assets	$1,851,696			$1,969,600

Interest-bearing liabilities:
Demand deposits	$140,526	$507	1.44%	$197,377	$143	0.29%
Savings deposits	286,139	39	0.05%	324,626	27	0.03%
Money market deposits	466,276	2,627	2.25%	467,630	146	0.12%
Certificates of deposit	105,764	781	2.96%	72,540	90	0.49%
Total interest-bearing deposits	998,705	3,954	1.58%	1,062,173	406	0.15%
Borrowings and other	27,890	312	4.51%	18,510	112	2.42%
Total interest-bearing liabilities	1,026,595	4,266	1.66%	1,080,683	518	0.19%
Non-interest-bearing deposits	508,862			607,786
Other non-interest-bearing liabilities	46,464			36,584
Total liabilities	1,581,921			1,725,053
Total shareholders' equity	269,775			244,547
Total liabilities and shareholders' equity	$1,851,696			$1,969,600
Net interest income		$15,890			$14,674
Net interest rate spread (1)			3.13%			3.15%
Net interest-earning assets (2)	$671,417			$745,943
Net interest margin (3)			3.76%			3.23%
Average interest-earning assets to interest-bearing liabilities	165.40%			169.03%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,
	2023 vs. 2022
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$2,132	$2,888	$5,020
Securities	(297)	931	634
Interest-earning deposits and other	(1,955)	1,265	(690)
Total interest-earning assets	(120)	5,084	4,964

Interest-bearing liabilities:
Demand deposits	(52)	416	364
Savings deposits	(3)	15	12
Money market deposits	—	2,481	2,481
Certificates of deposit	58	633	691
Total interest-bearing deposits	3	3,545	3,548
Borrowings and other	74	126	200
Total interest-bearing liabilities	77	3,671	3,748
Change in net interest income	$(197)	$1,413	$1,216

Comparison of Financial Condition at September 30, 2023 and June 30, 2023

Total Assets. Total assets of $1.96 billion at September 30, 2023 increased $107.2 million, or 5.8%, from $1.86 billion at June 30, 2023. The increase was due primarily to an increase of $66.1 million, or 43.9%, in cash and cash equivalents and an increase of $59.3 million, or 5.2% in net loans receivable, offset in part by a decrease of $19.4 million, or 4.5%, in securities available for sale as we shifted the composition of interest-earning assets from securities available for sale to net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents of $216.5 million at September 30, 2023, increased $66.1 million, or 43.9%, from $150.5 million at June 30, 2023. This increase was primarily a result of a net increase in deposits of $97.0 million and a decrease in securities available for sale of $19.4 million, offset in part by an increase in net loans receivable of $59.3 million during the three months ended September 30, 2023.

Securities Available for Sale. Total securities available for sale of $412.3 million at September 30, 2023 decreased $19.4 million, or 4.5%, from $431.7 million at June 30, 2023. The decrease was primarily due to maturities of $45.1 million, offset in part by purchases of U.S. Government and agency obligations and municipal obligations of $23.9 million and a decrease in net unrealized losses of $1.4 million during the three months ended September 30, 2023.

Net Loans Receivable. Net loans receivable of $1.20 billion at September 30, 2023 increased $59.3 million, or 5.2%, from $1.14 billion at June 30, 2023. By loan category, residential mortgage loans increased by $50.8 million, or 11.0%, to $514.0 million at September 30, 2023 from $463.2 million at June 30, 2023, commercial construction loans increased by $5.7 million, or 6.1%, to $98.4 million at September 30, 2023 from $92.7 million at June 30, 2023, home equity loans and lines of credit increased by $4.0 million, or 4.7%, to $89.5 million at September 30, 2023 from $85.5 million at June 30, 2023 and commercial and industrial loans increased by $1.1 million, or 1.1%, to $98.4 million at September 30, 2023 from $97.3 million at June 30, 2023. These increases were partially offset by a decrease in consumer loans of $1.8 million, or 11.2%, to $15.0 million at September 30, 2023 from $16.8 million at June 30, 2023 and a decrease in commercial real estate loans of $1.8 million, or 0.4%, to $409.4 million at September 30, 2023 from $411.2 million at June 30, 2023.

The increase in residential mortgage loans was primarily related to the Bank’s asset allocation shift, using investment securities cash flow and cash to fund higher yielding assets. The Bank’s relationship with a third-party mortgage banking company facilitated a significant increase in residential mortgage loan volume, despite the rising interest rate environment. The increase in commercial construction loans was due to funding of increased construction commitments. The increase in home equity loans and lines of credit was due to increased utilization rates of home equity lines of credit.

Deposits. Total deposits of $1.64 billion at September 30, 2023 increased $97.0 million, or 6.3%, from $1.54 billion at June 30, 2023. By deposit category, non-interest-bearing demand accounts increased by $81.8 million, or 15.6%, to $607.9 million at September 30, 2023 from $526.1 million at June 30, 2023, money market accounts increased by $14.2 million, or 3.1%, to $477.1 million at September 30, 2023 from $462.9 million at June 30, 2023, certificates of deposit increased by $11.6 million, or 10.0%, to $128.6 million at September 30, 2023 from $117.0 million at June 30, 2023 (included in certificates of deposit were brokered deposits which decreased by $16.5 million to $20.0 million at September 30, 2023 from $36.5 million at June 30, 2023), and demand accounts increased by $7.6 million, or 5.5%, to $146.4 million at September 30, 2023 from $138.8 million at June 30, 2023, partially offset by a decrease in savings accounts of $18.2 million, or 6.1%, to $278.8 million at September 30, 2023 from $297.0 million at June 30, 2023. The increase in non-interest-bearing demand accounts and money market accounts was primarily related to growth in municipal deposits due to seasonality. The increase in certificates of deposit was primarily related to a migration of funds from savings and other lower rate interest-bearing accounts, partially offset by a decrease in brokered deposits. The effects of the Federal Reserve Board’s rapidly tightening monetary policy, inflation, and higher rate alternatives continued to have an impact on deposit balances in the first fiscal quarter of 2024. As of September 30, 2023 and June 30, 2023, estimated uninsured deposits, net of collateralized deposits, totaled $230.7 million and $228.4 million, respectively.

Total Shareholders’ Equity. Total shareholders’ equity of $271.8 million at September 30, 2023 increased $5.1 million, or 1.9%, from $266.7 million at June 30, 2023 primarily as a result of net income of $3.4 million, a decrease in accumulated other comprehensive loss of $1.0 million and the net increase of $507,000 related to the day-one CECL adjustment during the three months ended September 30, 2023.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022

General.  Net income decreased by $1.8 million to $3.4 million for the three months ended September 30, 2023 as compared to $5.2 million for the three months ended September 30, 2022. The decrease was primarily due to an increase in non-interest expense of $2.5 million, an increase in provision for credit losses of $630,000 and a decrease in noninterest income of $231,000, offset in part by an increase in net interest income of $1.2 million.

Interest and Dividend Income.  Interest and dividend income increased $5.0 million, or 32.7%, to $20.2 million for the three months ended September 30, 2023, from $15.2 million for the three months ended September 30, 2022 due to increases in interest income on loans and securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 145 basis points increase in the average yield on interest-earning assets to 4.79% for the three months ended September 30, 2023, from 3.34% for the three months ended September 30, 2022. The increase in the average yield on interest-earning assets was driven by a significant increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans and securities. Average interest-earning assets decreased by $128.6 million from $1.83 billion for the three months ended September 30, 2022 to $1.70 billion for the three months ended September 30, 2023.

Interest income on loans increased $5.0 million, or 43.6%, to $16.5 million for the three months ended September 30, 2023 from $11.5 million for the three months ended September 30, 2022. Interest income on loans increased due to a 107 basis points increase in the average yield on loans to 5.70% for the three months ended September 30, 2023 from 4.63% for the three months ended September 30, 2022 and a $171.4 million increase in the average balance of loans to $1.18 billion for the three months ended September 30, 2023 from $1.00 billion for the three months ended September 30, 2022. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased during the three months ended September 30, 2023 and market related increases in interest rates on new loans as compared to the same period in the prior year. The increase in the average balance of loans was principally due to purchases of residential mortgage loans.

Interest income on securities increased $634,000, or 32.8%, to $2.6 million for the three months ended September 30, 2023 from $1.9 million for the three months ended September 30, 2022. Interest income on securities increased due to an 81 basis points increase in the average yield on securities to 2.30% for the three months ended September 30, 2023 from 1.49% for the three months ended September 30, 2022, offset in part by, a $71.5 million decrease in the average balance of securities to $446.2 million for the three months ended September 30, 2023 from $517.7 million for the three months ended September 30, 2022. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the three months ended September 30, 2023 replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities. The decrease in the average balance of securities was due to maturities of U.S. government and agency and municipal obligation securities outpacing purchases throughout the later part of fiscal year 2023 and continuing during the three months ended September 30, 2023.

Interest income on interest-earning deposits with banks and other decreased $690,000 to $1.1 million for the three months ended September 30, 2023 from $1.7 million for the three months ended September 30, 2022. Interest income on interest-earning deposits with banks and other decreased due to a $228.5 million decrease in average balances on interest-earning deposits with banks and other to $76.6 million for the three months ended September 30, 2023 from $305.1 million for the three months ended September 30, 2022, offset in part by a 329 basis points increase in the average yield on interest-earning deposits with banks and other to 5.58% for the three months ended September 30, 2023 from 2.29% for the three months ended September 30, 2022 primarily as a result of the increase in the Federal Funds target rate during calendar year 2022 and continuing in the first half of calendar year 2023.

Interest Expense.  Interest expense increased $3.7 million, or 723.6%, to $4.3 million for the three months ended September 30, 2023 from $518,000 for the three months ended September 30, 2022 as a result of an increase in interest expense on deposits, as well as, on borrowings and other. The increase was primarily due to a 147 basis points increase in the average cost of interest-bearing liabilities to 1.66% for the three months ended September 30, 2023 from 0.19% for the three months ended September 30, 2022, as well as, a shift in interest-bearing liabilities mix to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $3.5 million, or 873.9%, to $4.0 million for the three months ended September 30, 2023 from $406,000 for the three months ended September 30, 2022. Interest expense on interest-bearing deposits increased primarily due to a 143 basis points increase in the average cost of interest-bearing deposits to 1.58% for the three months ended September 30, 2023 from 0.15% for the three months ended September 30, 2022 offset in part by a decrease in average interest-bearing deposits of $63.5 million to $998.7 million for the three months ended September 30, 2023 from $1.06 billion for the three months ended September 30, 2022. The increase in the average cost of interest-bearing deposits was primarily due to the increase in market interest rates and a shift in the mix of deposits to higher costing money market deposits and certificates of deposit. The decrease in the average balance of interest-bearing deposits was due to increased competition for deposits.

Interest expense on borrowings and other liabilities increased $200,000 to $312,000 for the three months ended September 30, 2023 from $112,000 for the three months ended September 30, 2022 due primarily to the increase in average cost of borrowings and other liabilities of 209 basis points as a result of the increase in the Federal Funds target rate throughout calendar year 2022 and continued in the first half of calendar year 2023, coupled with an increase in average borrowings and other liabilities of $9.4 million to $27.9 million for the three months ended September 30, 2023 from $18.5 million for the three months ended September 30, 2022.

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

Net Interest Income.  Net interest income increased $1.2 million, or 8.3%, to $15.9 million for the three months ended September 30, 2023 compared to $14.7 million for the three months ended September 30, 2022 as net interest margin increased 53 basis points to 3.76% for the three months ended September 30, 2023 from 3.23% for the three months ended September 30, 2022. However, net interest-earning assets decreased by $74.5 million to $671.4 million for the three months ended September 30, 2023 from $745.9 million for the three months ended September 30, 2022 as a result of a shift in deposit mix which increased interest-bearing deposits, as well as, a decrease in interest-earning deposits and other. Net interest rate spread decreased to 3.13% for the three months ended September 30, 2023 from 3.15% for the three months ended September 30, 2022.

Provision for Credit Losses.  The provision for credit losses was $750,000 for the three months ended September 30, 2023 as compared to $120,000 for the three months ended September 30, 2022. The provision for credit losses for the three months ended September 30, 2023 was primarily due to growth in the loan portfolio. Non-performing assets were $14.4 million, or 0.73% of total assets, at September 30, 2023, compared to $17.7 million, or 0.96% of total assets, at June 30, 2023 and $12.1 million, or 0.58% of total assets, at September 30, 2022. The allowance for credit losses on loans was $21.1 million at September 30, 2023 and $22.6 million at September 30, 2022, representing 1.72% and 2.17% of total loans outstanding, respectively. Net charge-offs were $5,000, or an annualized 0.00% of average loans, for the three months ended September 30, 2023 compared to net charge-offs of $75,000, or an annualized 0.03% of average loans, for the three months ended September 30, 2022.

Non-Interest Income.  Non-interest income decreased $231,000, or 6.1%, to $3.6 million for the three months ended September 30, 2023 as compared to $3.8 million for the three months ended September 30, 2022. Noninterest income decreased primarily from a decrease in bank-owned life insurance income of $517,000, offset in part by an increase in insurance and wealth management services income of $247,000. The decrease in bank-owned life insurance income was primarily due to recognition of a death benefit in the prior year period. The increase in insurance and wealth management services income was primarily due to the acquisition of Hudson Financial LLC which expanded Pioneer’s wealth management business into the Hudson Valley Region of New York.

Non-Interest Expense.  Non-interest expense increased $2.5 million, or 21.4%, to $14.4 million for the three months ended September 30, 2023 as compared to $11.9 million for the three months ended September 30, 2022. The increase was primarily due to an increase in professional fees of $1.8 million and an increase in salaries and employee benefits expense of $331,000. Professional fees increased due to legal fees and expenses. Salaries and employee benefits expense increased due to compensation expense from annual merit increases.

Income Tax Expense. Income tax expense decreased $367,000 to $890,000 for the three months ended September 30, 2023 as compared to $1.3 million for the three months ended September 30, 2022 primarily due to a decrease in income before income taxes. Our effective tax rate was 20.7% for the three months ended September 30, 2023 compared to 19.4% for the three months ended September 30, 2022. The increase in effective tax rate was due to a decrease in tax-exempt income.

Asset Quality and Allowance for Credit Losses

Asset Quality. Loans are reviewed on a regular basis. Management determines that a loan is non-performing when it is probable that at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is individually analyzed, the measurement of the loan in the allowance for credit losses is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and is in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair market value, less estimated costs to sell. Any excess of the recorded value of the loan over the fair market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense in the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

We may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that we would not otherwise consider resulting in a modified loan. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due. Interest income on restructured loans is accrued after the borrower demonstrates the ability to pay under the restructured terms through a sustained period of repayment performance, which is generally six consecutive months.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	September 30,	June 30,
	2023	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$7,830	$8,025
Commercial and industrial	649	650
Commercial construction	—	—
Residential mortgages	4,426	4,000
Home equity loans and lines of credit	1,501	1,560
Consumer	—	—
Total non-accrual loans	14,406	14,235

Accruing loans past due 90 days or more:
Commercial real estate	4	174
Commercial and industrial	—	—
Commercial construction	—	3,237
Residential mortgages	—	120
Home equity loans and lines of credit	—	—
Consumer	11	—
Total accruing loans past due 90 days or more	15	3,531

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	—

Total non-performing assets	$14,421	$17,766

Total non-performing loans to total loans	1.18%	1.52%
Total non-performing assets to total assets	0.73%	0.96%

Non-accrual loans were relatively unchanged at September 30, 2023 from June 30, 2023. Accruing loans past due 90 days or more decreased $3.6 million to $15,000 at September 30, 2023 from $3.5 million at June 30, 2023 primarily due to one commercial construction loan relationship that was made current during the first fiscal quarter of 2024.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of September 30, 2023 and June 30, 2023.

	At	At
	September 30,	June 30,
	2023	2023

	(In thousands)
Classification of Loans:
Substandard	$45,856	$69,233
Doubtful	767	118
Loss	—	—
Total Classified Loans	$46,623	$69,351

Special Mention	$20,568	$3,591

Total substandard loans decreased $23.3 million to $45.9 million at September 30, 2023 from $69.2 million at June 30, 2023 primarily due to the migration from substandard to special mention of two commercial real estate loan relationships totaling $16.7 million and $3.1 million secured by a hotel and a senior housing facility, respectively. The decrease was also due to the migration from substandard to pass of one commercial real estate loan relationship totaling $5.0 million and secured by a hotel/banquet facilities. These decreases were partially offset by one commercial real estate loan relationship totaling $3.4 million that migrated from special mention to substandard, secured by a theater.

Total special mention loans increased by $17.0 million to $20.6 million at September 30, 2023 from $3.6 million at June 30, 2023 primarily due to the migration from substandard to special mention of two commercial real estate loan relationships totaling $16.7 million and $3.1 million secured by a hotel and a senior housing facility, respectively. These increases were partially offset by one loan commercial real estate loan relationship totaling $3.4 million that migrated from special mention to substandard, secured by a theater.

Allowance for Credit Losses on Loans. Effective July 1, 2023, the measurement of CECL on loans requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses on loans, as reported in our consolidated statements of condition, are adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-off of loans, net of recoveries. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (the incurred loss method).

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

In addition, the NYSDFS and the FDIC periodically review our allowance for credit losses on loans and as a result of such reviews, we may have to materially adjust our allowance for credit losses on loans or recognize further loan charge-offs.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Three Months Ended September 30,
	2023	2022

	(Dollars in thousands)
Allowance at beginning of period	$22,469	$22,524
Cumulative Effect Adjustment for the Adoption of ASC 326	(2,311)	—
Provision for credit losses	916	120

Charge offs:
Commercial real estate	—	31
Commercial and industrial	—	3
Commercial construction	—	—
Residential mortgages	—	24
Home equity loans and lines of credit	12	—
Consumer	23	71
Total charge-offs	35	129

Recoveries:
Commercial real estate	—	—
Commercial and industrial	27	43
Commercial construction	—	—
Residential mortgages	—	10
Home equity loans and lines of credit	—	—
Consumer	3	1
Total recoveries	30	54

Net charge-offs	5	75

Allowance at end of period	$21,069	$22,569

Allowance to non-performing loans	146.10%	187.10%
Allowance to total loans outstanding at the end of the period	1.72%	2.17%
Net charge-offs to average loans outstanding during the period (1)	0.00%	0.03%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2023, we had the ability to borrow up to $427.2 million, of which none was utilized for borrowings and $120.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2023, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the Bank Term Funding Program and the discount window lending program, and access to the reciprocal and brokered deposit markets. We cannot predict what the impact of the events described in “Recent Developments – Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the first quarter of fiscal 2024.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2023, cash and cash equivalents totaled $216.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $412.3 million at September 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2023 totaled $94.2 million, or 5.75%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the FDIC. At September 30, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio as of September 30, 2023.

As of September 30, 2023, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of September 30, 2023

Tier 1 (leverage) capital	$209,206	11.39%	$73,474	4.00%	N/A	N/A	$91,842	5.00%
Risk-based capital
Common Tier 1	$209,206	18.31%	$51,426	4.50%	$79,996	7.00%	$74,282	6.50%
Tier 1	$209,206	18.31%	$68,568	6.00%	$97,138	8.50%	$91,424	8.00%
Total	$223,593	19.57%	$91,424	8.00%	$119,994	10.50%	$114,280	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$208,576	11.47%	$72,733	4.00%	N/A	N/A	$90,916	5.00%
Risk-based capital
Common Tier 1	$208,576	18.85%	$49,795	4.50%	$77,459	7.00%	$71,926	6.50%
Tier 1	$208,576	18.85%	$66,393	6.00%	$94,057	8.50%	$88,524	8.00%
Total	$222,513	20.11%	$88,524	8.00%	$116,188	10.50%	$110,655	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of September 30, 2023

Tier 1 (leverage) capital	$47,667	9.95%	$19,167	4.00%	N/A	N/A	$23,959	5.00%
Risk-based capital
Common Tier 1	$47,667	46.44%	$4,619	4.50%	$7,185	7.00%	$6,672	6.50%
Tier 1	$47,667	46.44%	$6,159	6.00%	$8,725	8.50%	$8,212	8.00%
Total	$47,667	46.44%	$8,212	8.00%	$10,778	10.50%	$10,265	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$46,284	9.39%	$19,709	4.00%	N/A	N/A	$24,636	5.00%
Risk-based capital
Common Tier 1	$46,284	54.81%	$3,800	4.50%	$5,911	7.00%	$5,489	6.50%
Tier 1	$46,284	54.81%	$5,067	6.00%	$7,178	8.50%	$6,756	8.00%
Total	$46,284	54.81%	$6,756	8.00%	$8,867	10.50%	$8,444	10.00%

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

At September 30, 2023, we had $292.0 million of commitments to originate or purchase loans, comprised of $156.0 million of commitments under commercial loans and lines of credit (including $21.8 million of unadvanced portions of commercial construction loans), $62.9 million of commitments under home equity loans and lines of credit, $65.8 million of commitments to purchase residential mortgage loans and $7.2 million of unfunded commitments under consumer lines of credit. In addition, at September 30, 2023, we had $23.7 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2023, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Effective July 1, 2023, the Company adopted the CECL accounting guidance. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions, and expanded controls over loan level data. Other than described above, there were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part I, Item 1–Consolidated Financial Statements- Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 (“Form 10-K”). Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth in the Form 10-K also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three months ended September 30, 2023, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

November 14, 2023	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

November 14, 2023	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer