Form 10-Q
period 2023-12-31
Pioneer Bancorp, Inc./MD
filed 2024-02-13
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 12, 2024 there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2023	2023
Assets
Cash and due from banks	$32,638	$33,584
Federal funds sold	3,238	2,167
Interest-earning deposits with banks	103,758	114,727
Cash and cash equivalents	139,634	150,478

Securities available for sale, at fair value	320,397	431,667
Securities held to maturity, net of allowance for credit losses of $238 at December 31, 2023 (fair value of $22,273 at December 31, 2023; and $21,744 at June 30, 2023)	23,554	23,949
Equity securities, at fair value	2,763	2,413
Federal Home Loan Bank of New York stock	1,246	1,196
Loans receivable	1,285,149	1,166,638
Allowance for credit losses	(21,362)	(22,469)
Net loans receivable	1,263,787	1,144,169
Accrued interest receivable	7,678	7,194
Premises and equipment, net	41,105	41,617
Bank-owned life insurance	16,198	16,322
Goodwill	10,879	8,799
Other intangible assets, net	3,216	2,096
Other assets	22,430	26,291
Total assets	$1,852,887	$1,856,191

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$473,698	$526,119
Interest bearing deposits	1,048,397	1,015,732
Total deposits	1,522,095	1,541,851
Mortgagors’ escrow deposits	7,270	7,888
Other liabilities	39,726	39,752
Total liabilities	1,569,091	1,589,491

Commitments and contingent liabilities – See Note 9

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and June 30, 2023)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of December 31, 2023 and June 30, 2023)	260	260
Additional paid in capital	113,432	113,543
Retained earnings	180,156	173,038
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(10,233)	(10,573)
Accumulated other comprehensive income (loss)	181	(9,568)
Total shareholders’ equity	283,796	266,700
Total liabilities and shareholders’ equity	$1,852,887	$1,856,191

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Interest and dividend income:
Loans	$17,722	$13,506	$34,255	$25,018
Securities	2,601	2,523	5,169	4,457
Interest-earning deposits with banks and other	1,163	1,950	2,218	3,695
Total interest and dividend income	21,486	17,979	41,642	33,170

Interest expense:
Deposits	5,087	632	9,042	1,038
Borrowings and other	305	212	617	324
Total interest expense	5,392	844	9,659	1,362
Net interest income	16,094	17,135	31,983	31,808
Provision for credit losses	1,120	(400)	1,870	(280)
Net interest income after provision for credit losses	14,974	17,535	30,113	32,088

Noninterest income:
Bank fees and service charges	1,498	1,469	2,944	3,039
Insurance and wealth management services	2,756	2,187	4,737	3,921
Net gain on equity securities	269	268	349	228
Net loss on securities available for sale transactions	(5,645)	—	(5,645)	—
Litigation-related income	5,950	—	5,950	—
Other	7	22	74	563
Total noninterest income	4,835	3,946	8,409	7,751

Noninterest expense:
Salaries and employee benefits	7,457	7,220	14,381	13,812
Net occupancy and equipment	1,901	1,841	3,732	3,552
Data processing	1,314	1,076	2,503	2,113
Advertising and marketing	212	294	353	435
Insurance premiums	226	226	465	457
Federal Deposit Insurance Corporation insurance premiums	270	153	532	324
Professional fees	2,844	1,098	5,430	1,871
Other	1,571	1,598	2,803	2,810
Total noninterest expense	15,795	13,506	30,199	25,374
Income before income taxes	4,014	7,975	8,323	14,465
Income tax expense	822	1,792	1,712	3,048
Net income	$3,192	$6,183	$6,611	$11,417

Net earnings per common share:
Basic	$0.13	$0.25	$0.26	$0.45
Diluted	$0.13	$0.25	$0.26	$0.45

Weighted average shares outstanding – basic and diluted	25,207,569	25,156,653	25,201,205	25,150,289

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net income	$3,192	$6,183	$6,611	$11,417

Other comprehensive income:
Unrealized losses on securities:
Unrealized holding gains (losses) arising during the period	6,163	2,300	7,554	(6,196)
Reclassification adjustment for losses included in net income	5,645	—	5,645	—
	11,808	2,300	13,199	(6,196)
Tax expense (benefit)	3,087	601	3,450	(1,621)
	8,721	1,699	9,749	(4,575)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial gain	—	—	—	—
	—	—	—	—
Tax expense	—	—	—	—
	—	—	—	—
Total other comprehensive income (loss)	8,721	1,699	9,749	(4,575)
Comprehensive income	$11,913	$7,882	$16,360	$6,842

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2022	25,977,679	$260	$113,713	$151,090	(11,256)	$(11,180)	$242,627

Net income	—	—	—	5,234	—	—	5,234
Other comprehensive loss	—	—	—	—	—	(6,274)	(6,274)
ESOP shares committed to be released (12,729 shares)	—	—	(48)	—	170	—	122
Balance as of September 30, 2022	25,977,679	$260	$113,665	$156,324	$(11,086)	$(17,454)	$241,709

Net income	—	—	—	6,183	—	—	6,183
Other comprehensive income	—	—	—	—	—	1,699	1,699
ESOP shares committed to be released (12,729 shares)	—	—	(32)	—	171	—	139

Balance as of December 31, 2022	25,977,679	$260	$113,633	$162,507	$(10,915)	$(15,755)	$249,730

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income (Loss)	Equity

Balance as of July 1, 2023	25,977,679	$260	$113,543	$173,038	(10,573)	$(9,568)	$266,700
Cumulative effect of change in accounting principle - Current Expected Credit Losses (1)	—	—	—	507	—	—	507

Net income	—	—	—	3,419	—	—	3,419
Other comprehensive income	—	—	—	—	—	1,028	1,028
ESOP shares committed to be released (12,729 shares)	—	—	(52)	—	169	—	117
Balance as of September 30, 2023	25,977,679	$260	$113,491	$176,964	$(10,404)	$(8,540)	$271,771

Net income	—	—	—	3,192	—	—	3,192
Other comprehensive income	—	—	—	—	—	8,721	8,721
ESOP shares committed to be released (12,729 shares)	—	—	(59)	—	171	—	112
Balance as of December 31, 2023	25,977,679	$260	$113,432	$180,156	$(10,233)	$181	$283,796
(1)	Adoption of Accounting Standard Update 2016-13.

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended
	December 31,
	2023	2022

Cash flows from operating activities:
Net income	$6,611	$11,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,316	1,383
Provision for credit losses	1,870	(280)
Net (accretion) amortization on securities	(820)	333
ESOP compensation	229	261
Loss (earnings) on bank-owned life insurance	124	(406)
Proceeds from sale of loans	92	100
Net loss on sale of loans	8	—
Net gain on equity securities	(349)	(228)
Net loss on securities transactions	5,645	—
Deferred tax expense	4	765
Increase in accrued interest receivable	(484)	(2,897)
(Increase) decrease in other assets	(1,214)	442
Decrease in other liabilities	(1,545)	(550)
Changes in operating leases	12	11
Net cash provided by operating activities	11,499	10,351

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	71,780	68,787
Proceeds from sales of securities available for sale	74,462	—
Purchases of securities available for sale	(26,597)	(101,137)
Proceeds from maturities and paydowns of securities held to maturity	1,958	5,694
Purchases of securities held to maturity	(1,801)	(6,038)
Net (purchases) redemptions of FHLBNY stock	(50)	40
Net increase in loans receivable	(119,033)	(65,365)
Purchases of premises and equipment	(534)	(78)
Proceeds from bank-owned life insurance death benefit	—	1,143
Cash paid for acquisitions	(1,980)	—
Net cash used in investing activities	(1,795)	(96,954)

Cash flows from financing activities:
Net decrease in deposits	(19,756)	(141,901)
Net decrease in mortgagors’ escrow deposits	(618)	(188)
Payments on acquisition contingent consideration	(124)	—
Repayment of finance lease liability	(50)	(50)
Net cash used in financing activities	(20,548)	(142,139)

Net decrease in cash and cash equivalents	(10,844)	(228,742)
Cash and cash equivalents at beginning of period	150,478	376,060
Cash and cash equivalents at end of period	$139,634	$147,318

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,579	$1,349
Income taxes	$3,000	$2,050
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$51	$—
Acquisition contingent consideration payable	$1,499	$—
Right of use assets obtained in exchange for new operating lease liabilities	$199	$—
Adoption of lease accounting standard:
Right of use assets	$—	$6,535
Lease liabilities	$—	$6,883

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The interim financial data as of December 31, 2023 and for the three and six months ended December 31, 2023 and 2022, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2024 or any other period.

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

On July 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, the CECL guidance made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities which management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted the CECL guidance using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures, except for debt securities for which other-than-temporary impairment had been recognized prior to July 1, 2023 for which the Company adopted the CECL guidance using the prospective transition approach. Results for reporting periods beginning after July 1, 2023, are presented under the CECL guidance while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $507,000 as of July 1, 2023 for the cumulative effect of adopting the CECL guidance.  The transition adjustment includes a $2.3 million decrease to the allowance for credit losses, a $1.6 million increase to the allowance for credit losses on unfunded commitments, and a $180,000 impact to the deferred tax assets. The Company did not record an allowance for credit losses on held to maturity and available for sale debt securities on July 1, 2023, as the amount of credit risk was deemed immaterial.

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

3.ACQUISITIONS

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisitions. No contingent consideration was paid during the three and six months ended December 31, 2023. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s wealth management services activities.

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2023
U.S. Government and agency obligations	$301,442	$319	$(5,971)	$295,790
Municipal obligations	24,071	60	(2)	24,129
Other debt securities	235	312	(69)	478
Total available for sale securities	$325,748	$691	$(6,042)	$320,397

June 30, 2023
U.S. Government and agency obligations	$396,464	$2	$(18,737)	$377,729
Municipal obligations	53,492	9	(67)	53,434
Other debt securities	261	309	(66)	504
Total available for sale securities	$450,217	$320	$(18,870)	$431,667

Accrued interest receivable on available for sale debt securities totaled $1.7 million at December 31, 2023 and is excluded from the estimate of credit losses.

There was no allowance for credit losses for securities available for sale as of December 31, 2023.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
December 31, 2023
Corporate debt securities	$20,000	$—	$(1,434)	$18,566	$238	$19,762
Municipal obligations	3,792	—	(85)	3,707	—	3,792
Total held to maturity securities	$23,792	$—	$(1,519)	$22,273	$238	$23,554

June 30, 2023
Corporate debt securities	$20,000	$—	$(2,049)	$17,951	$—	$20,000
Municipal obligations	3,949	—	(156)	3,793	—	3,949
Total held to maturity securities	$23,949	$—	$(2,205)	$21,744	$—	$23,949

Accrued interest receivable on held to maturity debt securities totaled $243,000 at December 31, 2023 and is excluded from the estimate of credit losses.

Allowance for credit losses for held to maturity securities totaled $238,000 as of December 31, 2023. There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of December 31, 2023.

The following tables present the activity in the allowance for credit losses on securities held-to-maturity (dollars in thousands):

	For the Three Months Ended December 31, 2023
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$238	$—	$—	$238
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$—	$238	$—	$—	$238

	For the Six Months Ended December 31, 2023
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$238	$—	$—	$238
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$—	$238	$—	$—	$238

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$—	$—	$242,249	$(5,971)	$242,249	$(5,971)
Municipal obligations	3,158	(2)	—	—	3,158	(2)
Other debt securities	—	—	108	(69)	108	(69)
	$3,158	$(2)	$242,357	$(6,040)	$245,515	$(6,042)

Securities held to maturity:
Corporate debt securities	$—	$—	$18,566	$(1,434)	$18,566	$(1,434)
Municipal obligations	—	—	3,707	(85)	3,707	(85)
	$—	$—	$22,273	$(1,519)	$22,273	$(1,519)

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$104,145	$(1,975)	$268,782	$(16,762)	$372,927	$(18,737)
Municipal obligations	47,781	(67)	—	—	47,781	(67)
Other debt securities	14	(1)	107	(65)	121	(66)
	$151,940	$(2,043)	$268,889	$(16,827)	$420,829	$(18,870)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,951	$(2,049)	$17,951	$(2,049)
Municipal obligations	—	—	3,793	(156)	3,793	(156)
	$—	$—	$21,744	$(2,205)	$21,744	$(2,205)

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

As a result of the Company adopting the CECL guidance using the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to July 1, 2023, the amortized cost basis remains the same before and after the effective date of the CECL guidance. The effective interest rate on these debt securities was not changed. Amounts previously recognized in accumulated other comprehensive income as of July 1, 2023 relating to improvements in cash flows expected to be collected will be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after July 1, 2023 will be recorded in earnings when received.

The fair value of debt securities and carrying amount, if different, by contractual maturity were as follows (dollars in thousands). Securities not due at a single maturity date are shown separately.

	December 31, 2023
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$144,312	$142,007
Due after one to five years	181,201	177,912
Other debt securities	235	478
	$325,748	$320,397

Securities held to maturity:
Due in one year or less	$2,369	$2,284
Due after one to five years	1,423	1,423
Due after five to ten years	20,000	18,566
	$23,792	$22,273

During the three and six months ended December 31, 2023, the Company received $74.5 million in proceeds from the sale of securities available for sale, realizing gross losses of $5.6 million. There were no sales of securities available for sale for the three and six months ended December 31, 2022.

There were no sales of securities held to maturity for the three and six months ended December 31, 2023 and 2022.

There were no sales of equity securities for the three and six months ended December 31, 2023 and 2022.

At December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of December 31, 2023 and June 30, 2023, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $317.0 million and $428.5 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	December 31, 2023	June 30, 2023
Commercial:
Real estate	$411,242	$411,165
Commercial and industrial	91,659	97,307
Construction	106,647	92,714
Total commercial	609,548	601,186
Residential mortgages	568,516	463,196
Home equity loans and lines	92,426	85,477
Consumer	14,659	16,779
	1,285,149	1,166,638
Allowance for credit losses	(21,362)	(22,469)
Net loans receivable	$1,263,787	$1,144,169

Accrued interest receivable on loans totaled $5.7 million at December 31, 2023 and is excluded from the estimate of credit losses.

Net deferred cost totaled $8.7 million at December 31, 2023 and is included in net loans receivable.

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

The Company established a reserve for off-balance sheet credit exposures in conjunction with its adoption of the CECL guidance. The allowance for credit losses on off-balance sheet credit exposures is recognized as a liability (classified as a component of other liabilities in the consolidated statements of condition), with adjustments to the reserve recognized in the provision for credit losses on the consolidated statements of operations.

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended December 31, 2023
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$13,181	$(178)	$(345)	$16	$12,674
Residential mortgages	6,191	779	—	—	6,970
Home equity loans and lines of credit	1,282	56	—	1	1,339
Consumer	415	2	(46)	8	379
Allowance for credit losses - loans	21,069	659	(391)	25	21,362
Allowance for credit losses - off-balance sheet credit exposures	1,458	223	—	—	1,681
Total allowance for credit losses	$22,527	$882	$(391)	$25	$23,043

	For the Three Months Ended December 31, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,053	$3,737	$1,358	$422	$22,570
Provisions charged to operations	(1,353)	765	101	87	(400)
Loans charged off	(7)	—	—	(30)	(37)
Recoveries on loans charged off	10	31	14	4	59
Allowance for loan losses at end of period	$15,703	$4,533	$1,473	$483	$22,192

	For the Six Months Ended December 31, 2023
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	$(1,307)	$(5)	$(345)	$43	$12,674
Residential mortgages	6,222	(670)	1,418	—	—	6,970
Home equity loans and lines of credit	1,470	(265)	145	(12)	1	1,339
Consumer	489	(69)	17	(69)	11	379
Allowance for credit losses - loans	22,469	(2,311)	1,575	(426)	55	21,362
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	57	—	—	1,681
Total allowance for credit losses	$22,469	$(687)	$1,632	$(426)	$55	$23,043

	For the Six Months Ended December 31, 2022
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,818	$2,899	$1,388	$419	$22,524
Provisions charged to operations	(2,126)	1,616	71	159	(280)
Loans charged off	(42)	(24)	—	(101)	(167)
Recoveries on loans charged off	53	42	14	6	115
Allowance for loan losses at end of period	$15,703	$4,533	$1,473	$483	$22,192

The following tables present the balance in the allowance for credit losses and allowance for loan losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	December 31, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$332	$—	$—	$—	$332
Related to loans collectively evaluated	12,342	6,970	1,339	379	21,030
Ending balance	$12,674	$6,970	$1,339	$379	$21,362

Loans:
Individually evaluated	$9,381	$—	$—	$—	$9,381
Loans collectively evaluated	600,167	568,516	92,426	14,659	1,275,768
Ending balance	$609,548	$568,516	$92,426	$14,659	$1,285,149

	June 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$792	$—	$—	$—	$792
Related to loans collectively evaluated for impairment	13,496	6,222	1,470	489	21,677
Ending balance	$14,288	$6,222	$1,470	$489	$22,469

Loans:
Individually evaluated for impairment	$11,544	$—	$—	$—	$11,544
Loans collectively evaluated for impairment	589,642	463,196	85,477	16,779	1,155,094
Ending balance	$601,186	$463,196	$85,477	$16,779	$1,166,638

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2023			June 30, 2023
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$10,241	$10,213	$—	$10,538	$133
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	10,241	10,213	—	10,538	133
With an allowance recorded:
Commercial:
Real estate	681	681	142	699	35
Commercial and industrial	650	650	650	575	—
Construction	—	—	—	—	—
Subtotal	1,331	1,331	792	1,274	35
Total	$11,572	$11,544	$792	$11,812	$168

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

As previously noted in Note 2 – Summary of Significant Accounting Policies, effective July 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326)-Troubled Debt Restructurings. The Company may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered under ASU 2022-02 include principal reductions, interest rate reductions, term extensions, or a combination. There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the three and six months ended December 31, 2023.

There were no loans modified as troubled debt restructurings during the three and six months ended December 31, 2022. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to December 31, 2022 which subsequently defaulted during the three or six months ended December 31, 2022.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	December 31, 2023
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$6,338	$6,338	$4	$—
Commercial and industrial	199	—	—	—
Construction	—	—	—	—
Residential mortgages	3,877	—	—	—
Home equity loans and lines	1,565	—	—	—
Consumer	—	—	—	—
	$11,979	$6,338	$4	$—

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

December 31, 2023
	Amortized Cost	Collateral Type
Commercial:
Real estate	$9,182	Commercial Real Estate Property
Commercial and industrial	199	Business Assets
Construction	—
Residential mortgages	—
Home equity loans and lines	—
Consumer	—
$9,381

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	December 31, 2023
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$254	$2,323	$638	$3,215	$408,027	$411,242
Commercial and industrial	23	—	—	23	91,636	91,659
Construction	—	—	—	—	106,647	106,647
Residential mortgages	1,560	584	718	2,862	565,654	568,516
Home equity loans and lines	1,204	303	586	2,093	90,333	92,426
Consumer	25	7	—	32	14,627	14,659
Total	$3,066	$3,217	$1,942	$8,225	$1,276,924	$1,285,149

	June 30, 2023
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$4,798	$—	$4,458	$9,256	$401,909	$411,165
Commercial and industrial	678	100	352	1,130	96,177	97,307
Construction	—	—	3,237	3,237	89,477	92,714
Residential mortgages	1,257	1,327	762	3,346	459,850	463,196
Home equity loans and lines	1,340	64	540	1,944	83,533	85,477
Consumer	18	22	—	40	16,739	16,779
Total	$8,091	$1,513	$9,349	$18,953	$1,147,685	$1,166,638

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
December 31, 2023	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$5,326	$45,278	$51,827	$24,146	$52,826	$178,481	$2,629	$—	$360,513
Special mention	—	—	—	—	16,641	8,045	—	—	24,686
Substandard	—	—	—	—	2,942	22,539	562	—	26,043
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$5,326	$45,278	$51,827	$24,146	$72,409	$209,065	$3,191	$—	$411,242

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$7,042	$8,111	$5,434	$3,444	$4,680	$8,831	$47,370	$—	$84,912
Special mention	—	—	—	—	1,250	—	672	—	1,922
Substandard	—	—	1,234	152	78	3,132	—	—	4,596
Doubtful	—	—	—	—	—	30	199	—	229
Total commercial and industrial	$7,042	$8,111	$6,668	$3,596	$6,008	$11,993	$48,241	$—	$91,659

Current period gross charge-offs	$—	$—	$—	$—	$—	$345	$—	$—	$345

Commercial construction
Risk Rating
Pass	$13,319	$15,796	$47,585	$20,936	$—	$6,435	$2,576	$—	$106,647
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$13,319	$15,796	$47,585	$20,936	$—	$6,435	$2,576	$—	$106,647

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$95,375	$213,264	$44,192	$58,615	$35,330	$117,751	$112	$—	$564,639
Non-performing	—	257	560	—	599	2,461	—	—	3,877
Total residential mortgages	$95,375	$213,521	$44,752	$58,615	$35,929	$120,212	$112	$—	$568,516

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity loans and lines of credit
Performing	$4,270	$7,111	$10,048	$3,789	$1,458	$14,637	$49,548	$—	$90,861
Non-performing	—	—	—	—	—	669	896	—	1,565
Total home equity loans and lines of credit	$4,270	$7,111	$10,048	$3,789	$1,458	$15,306	$50,444	$—	$92,426

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$—	$12

Consumer
Performing	$973	$1,700	$131	$107	$39	$3,350	$8,359	$—	$14,659
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$973	$1,700	$131	$107	$39	$3,350	$8,359	$—	$14,659

Current period gross charge-offs	$47	$—	$21	$—	$1	$—	$—	$—	$69

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2023
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$352,874	$1,977	$56,196	$118	$411,165
Commercial and industrial	89,245	1,614	6,448	—	97,307
Construction	91,805	—	909	—	92,714
	$533,924	$3,591	$63,553	$118	$601,186

The Company considered the performance of the loan portfolio and its impact on the allowance for loan losses. For residential mortgages, home equity loans and lines of credit and consumer loan classes, the Company also evaluated credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of December 31, 2023 and June 30, 2023, the Company had pledged $548.6 million and $476.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2023, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $433.6 million, consisting of $216.8 million of interest rate swaps with commercial borrowers and $216.8 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2023, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $455.8 million, consisting of $227.9 million of interest rate swaps with commercial borrowers and $227.9 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	December 31, 2023
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$14,517	$14,517
Less: cash collateral applied	(14,350)	(16)
Net amount	$167	$14,501

	June 30, 2023
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$18,844	$18,844
Less: cash collateral applied	(18,160)	(16)
Net amount	$684	$18,828

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At December 31, 2023, the Company had received $14.4 million and deposited $16,000 as collateral for swap agreements with third-party counterparties. At June 30, 2023, the Company had received $18.2 million and deposited $16,000 as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income (Loss)				Where Net Income is Presented
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Unrealized gains/losses on securities (before tax):
Net losses included in net income	$5,645	$—	$5,645	$—	Net loss on securities transactions
Tax benefit	(1,475)	—	(1,475)	—	Income tax expense
Net of tax	4,170	—	4,170	—

Amortization of defined benefit plan items (before tax):
Net actuarial gain	—	—	—	—
Settlement recognition	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$4,170	$—	$4,170	$—

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows (dollars in thousands):

	For the Three Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2023:
Accumulated other comprehensive income (loss) as of October 1, 2023	$(12,674)	$4,134	$(8,540)
Other comprehensive income before reclassifications	4,551	—	4,551
Amounts reclassified from accumulated other comprehensive income	4,170	—	4,170
Accumulated other comprehensive income (loss) as of December 31, 2023	$(3,953)	$4,134	$181

2022:
Accumulated other comprehensive loss as of October 1, 2022	$(17,146)	$(308)	$(17,454)
Other comprehensive income before reclassifications	1,699	—	1,699
Accumulated other comprehensive loss as of December 31, 2022	$(15,447)	$(308)	$(15,755)

	For the Six Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2023:
Accumulated other comprehensive income (loss) as of July l, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	5,579	—	5,579
Amounts reclassified from accumulated other comprehensive income	4,170	—	4,170
Accumulated other comprehensive income (loss) as of December 31, 2023	$(3,953)	$4,134	$181

2022:
Accumulated other comprehensive loss as of July l, 2022	$(10,872)	$(308)	$(11,180)
Other comprehensive loss before reclassifications	(4,575)	—	(4,575)
Accumulated other comprehensive loss as of December 31, 2022	$(15,447)	$(308)	$(15,755)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	December 31,
	2023	2022
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$1,612	$601
Reclassification adjustment for losses included in net income	1,475	—
	3,087	601
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$3,087	$601

	For the Six Months Ended
	December 31,
	2023	2022
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	$1,975	$(1,621)
Reclassification adjustment for losses included in net income	1,475	—
	3,450	(1,621)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	—	—
Reclassification adjustment for settlement recognition	—	—
	—	—
	$3,450	$(1,621)

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

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$258	$323	$647	$767
Interest cost	367	436	920	943
Expected return on plan assets	(523)	(615)	(1,313)	(1,347)
Net periodic pension cost	$102	$144	$254	$363

Contributions

For the three and six months ended December 31, 2023 and 2022, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Service cost	$6	$5	$12	$11
Interest cost	19	16	38	34
Amortization of net actuarial gain	(10)	(5)	(20)	(8)
Net periodic post-retirement benefit cost	$15	$16	$30	$37

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2023 was $11.0 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of December 31,
	2023	2022
Allocated	203,664	152,748
Committed to be allocated	50,916	50,916
Unallocated	763,745	814,661
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and six months ended December 31, 2023 was $112,000 and $229,000, respectively.

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

	December 31, 2023
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$19,584	$270,622	$290,206
Standby letters of credit	—	20,774	20,774
	$19,584	$291,396	$310,980

	June 30, 2023
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$20,541	$277,088	$297,629
Standby letters of credit	—	28,372	28,372
	$20,541	$305,460	$326,001

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and require payment of a fee. Since certain commitments are expected to expire without being fully drawn, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral, if any, required by the Company for the extension of credit is based on management’s credit evaluation of the customer.

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At December 31, 2023, approximately $234.3 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At December 31, 2023, approximately $543,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At December 31, 2023 and June 30, 2023, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at December 31, 2023 and June 30, 2023 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At December 31, 2023 and June 30, 2023, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 was recognized for the three and six months ended December 31, 2023 and 2022. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of December 31, 2023. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through December 31, 2023, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through December 31, 2023, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the six months ended December 31, 2023 and 2022, the Bank recognized insurance recoveries in the amount of $1.2 million and $1.5 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations. For a fuller recitation of the procedural history of each of the matters summarized below, please refer to the Company’s earlier periodic filings on Forms 10-Q and 10-K. The Pioneer Parties (as defined below) vigorously dispute the assertions and claims in each of the matters noted below.

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

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the Court. NatPay filed its complaint in intervention on August 18, 2020.  On April 10, 2023, the Court entered a memorandum decision and order granting NatPay leave to file an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. NatPay filed its amended complaint on April 13, 2023. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to NatPay’s amended complaint on May 12, 2023. In addition to denying that NatPay is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against NatPay and cross-claims against certain of the Mann Parties for violations of RICO. The Pioneer Parties contend that the actions of NatPay and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. On June 23, 2023, NatPay filed a motion to dismiss the counterclaims and certain affirmative defenses of the Pioneer Parties.  The Pioneer Parties filed their opposition to the motion on July 21, 2023, and the motion was fully briefed and submitted to the Court for decision on August 4, 2023. On December 21, 2023, the Court entered an order granting NatPay’s motion. On January 18, 2024, the Pioneer Parties filed a motion for reconsideration of the Court’s order and for leave to amend their answer and counterclaims. NatPay filed its opposition to the motion on February 8, 2024, and the Pioneer Parties are due to file any reply in further support of the motion on or before February 15, 2024. This matter is currently in discovery.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court. On February 16, 2023, Cachet filed an amended complaint in lieu of responding to the Pioneer Parties’ motion to dismiss. The amended complaint, like the initial complaint, alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet. Cachet’s complaint asserts causes of action against the Pioneer Parties for avoidance and recovery of constructive fraudulent transfers, conversion, unjust enrichment, money had and received, violation of California Penal Code § 496(a), violations of RICO, aiding and abetting fraud, and declaratory relief. Cachet asserts “actual damages” of approximately

$8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and costs of suit and attorneys’ fees. Cachet also seeks “treble damages according to proof and attorneys’ fees,” and for its aiding abetting fraud claim, Cachet seeks “general, consequential and special damages in an amount to be proven at trial.” On April 28, 2023, the Pioneer Parties filed a motion to dismiss the amended complaint. On September 6, 2023, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the Court dismissed Cachet’s claims for violations of RICO, violation of California Penal Code § 496(a), aiding and abetting fraud and conversion, and for declaratory relief. The Court denied the Pioneer Parties’ motion as to the claims for conversion, unjust enrichment, and money had and received. The Court permitted Cachet to file a second amended complaint. On September 20, 2023, Cachet filed a motion for reconsideration of the Court’s Order. The Pioneer Parties filed their opposition on October 26, 2023, and Cachet filed its reply on November 2, 2023. The motion remains pending before the Court. Cachet filed its second amended complaint on February 5, 2024. The second amended complaint asserts claims for conversion, unjust enrichment, money had and received, violations of RICO, and aiding and abetting conversion and fraud. The Pioneer Parties’ current deadline to respond to the second amended complaint is March 8, 2024.

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

On November 15, 2023, the Court entered an order staying discovery until January 16, 2024 to allow the parties to continue discussions about a potential resolution of the matter. On January 12, 2024, the parties filed a joint letter with the Court requesting an extension of the discovery stay until March 18, 2024 to enable the parties to finalize resolution of the matter. On January 16, 2024, the Court entered an order granting the requested extension.

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

On December 1, 2020, the Bank filed a complaint in the Supreme Court of the State of New York against Teal, Becker & Chiaramonte, CPAs, P.C. (“TBC”), Mr. Pasquale M. Scisci and Mr. Vincent Commisso (collectively, with TBC, the “TBC Parties”), alleging professional malpractice by the TBC Parties in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries (“Valuewise Entities”) for the fiscal years 2010 to 2018.  The Bank asserts that the TBC Parties were aware that the primary, if not the exclusive, reason the Valuewise Entities engaged TBC to audit their financial statements was to provide the Bank with accurate financial information that the Bank would rely on in evaluating whether to provide loans to the Valuewise Entities.  The Bank contends that, among other matters, Mr. Michael Mann used the Valuewise Entities to defraud the Bank because of the professional malpractice of the TBC Parties and that if the TBC Parties had not committed professional malpractice by issuing unqualified “clean” opinions on the financial statements of the Valuewise Entities for fiscal years 2010 to 2018, the Bank would never have continued loaning money to the Valuewise Entities. The Bank seeks to recover damages of at least $34.1 million (plus interest) sustained by it as a result of the professional malpractice of the TBC Parties. The TBC Parties filed their answer to the Bank’s complaint on February 12, 2021. On February 28, 2022, the TBC Parties filed a motion to dismiss the complaint. On October 4, 2022, the Court entered a decision and order denying the motion in its entirety. On November 15, 2023, the Bank and the TBC Parties entered into a settlement agreement pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the action. Pursuant to the settlement agreement, the TBC Parties made a payment of $5.95 million to the Bank, in exchange for which the Bank caused the action to be dismissed with prejudice.

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

On August 15, 2022, Granite Solutions filed a complaint against the Pioneer Parties, Michael T. Mann, Valuewise Corporation, Cloud Payroll LLC, Ross Personal Consultants, Inc., Always Live Holdings, LLC, Kaningo LLC, Hire Flux, LLC, Hire Flux Holdings, LLC, Viverant LLC, and Heutmaker Business Advisors, LLC, in the United States District Court for the Northern District of New York. As noted above, Granite Solutions has now been joined as a plaintiff in the Southwestern/NatPay matter. As a result, on April 25, 2023, Granite Solutions voluntarily dismissed this separate action without prejudice.

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

On December 6, 2023, Sidra Riggins filed a putative class action complaint against the Bank in the United States District Court for the Northern District of New York. The plaintiff is an alleged customer of the Bank who asserts claims for breach of contract, unjust enrichment, violation of New York General Business Law § 349, and violation of the Electronic Funds Transfer Act, 15 U.S.C. §§ 1693 et seq. The plaintiff’s claims concern alleged practices of the Bank relating to fees that the Bank allegedly assessed in connection with certain types of overdrafts or transaction items returned for insufficient funds. The plaintiff seeks to assert her claims on behalf of the following individuals: (i) New York citizens who held checking accounts at the Bank and were assessed an overdraft fee on a debit card transaction that was authorized on sufficient funds and settled on negative funds in the same amount for which the debit card transaction was authorized; (ii) New York citizens who are assessed multiple fees on a transaction item in a checking account held at the Bank; and (iii); New York citizens who were assessed an overdraft fee on a transaction that did not overdraw the account. The Bank acknowledged service of the complaint on January 3, 2024. The Bank’s deadline to respond to the complaint is March 4, 2024. The Bank vigorously disputes the assertions and claims in this matter.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		December 31, 2023 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$295,790	$295,790	$—	$—
Municipal obligations	24,129	—	24,129	—
Other debt securities	478	—	478
Total available for sale securities	320,397	295,790	24,607	—
Equity securities	2,763	2,763	—	—
Derivative assets	167	—	167	—
Total	$323,327	$298,553	$24,774	$—

Liabilities:
Derivative liabilities	$14,501	$—	$14,501	$—
Total	$14,501	$—	$14,501	$—

		Fair Value Measurements at
		June 30, 2023 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$377,729	$377,729	$—	$—
Municipal obligations	53,434	—	53,434	—
Other debt securities	504	—	504
Total available for sale securities	431,667	377,729	53,938	—
Equity securities	2,413	2,413	—	—
Derivative assets	684	—	684	—
Total	$434,764	$380,142	$54,622	$—

Liabilities:
Derivative liabilities	$18,828	$—	$18,828	$—
Total	$18,828	$—	$18,828	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Individually evaluated loans:
Commercial loans	$539	$—	$—	$539
OREO	51	—	—	51

June 30, 2023
Impaired loans:
Commercial loans	$539	$—	$—	$539

Individually evaluated loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $871,000 with a valuation allowance of $332,000 resulting in an estimated fair value of $539,000 as of December 31, 2023. Individually evaluated loans had a carrying amount of $1.3 million with a valuation allowance of $792,000 resulting in an estimated fair value of $539,000 as of June 30, 2023.

Other real estate owned measured at fair value less costs to sell, had a carrying amount of $51,000 at December 31, 2023. The Company had no other real estate owned at June 30, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
December 31, 2023
Individually evaluated loans:
Commercial loans	$539	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
OREO	51	Appraisal of collateral (1)	Liquidation expense (2)	10.0%

June 30, 2023
Impaired loans:
Commercial loans	$539	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	December 31, 2023
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$139,634	$139,634	$139,634	$—	$—
Securities available for sale	320,397	320,397	295,790	24,129	—
Securities held to maturity	23,554	22,272	—	22,272	—
Equity securities	2,763	2,763	2,763	—	—
FHLBNY stock	1,246	1,246	—	1,246	—
Net loans receivable	1,263,787	1,231,051	—	—	1,231,051
Accrued interest receivable	7,678	7,678	—	7,678	—
Derivative assets	167	167	—	167	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,372,077	$1,372,077	$—	$1,372,077	$—
Time deposits	150,018	148,374	—	148,374	—
Mortgagors’ escrow deposits	7,270	7,270	—	7,270	—
Accrued interest payable	164	164	—	164	—
Derivative liabilities	14,501	14,501	—	14,501	—

	June 30, 2023
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$150,478	$150,478	$150,478	$—	$—
Securities available for sale	431,667	431,667	377,729	53,938	—
Securities held to maturity	23,949	21,744	—	21,744	—
Equity securities	2,413	2,413	2,413	—	—
FHLBNY stock	1,196	1,196	—	1,196	—
Net loans receivable	1,144,169	1,095,366	—	—	1,095,366
Accrued interest receivable	7,194	7,194	—	7,194	—
Derivative assets	684	684	—	684	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,424,874	$1,424,874	$—	$1,424,874	$—
Time deposits	116,977	114,596	—	114,596	—
Mortgagors’ escrow deposits	7,888	7,888	—	7,888	—
Accrued interest payable	84	84	—	84	—
Derivative liabilities	18,828	18,828	—	18,828	—

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

FHLBNY Stock

The fair value of FHLBNY stock approximates its carrying value due to transferability restrictions.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, including residential real estate, commercial real estate, and consumer loans and whether the interest rates are fixed and/or variable.

The estimated fair values of performing loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan portfolio.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three and six months ended December 31, 2023 and 2022.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in thousands)
Non-interest Income
In scope
Insurance services	$1,137	$1,101	$1,732	$1,714
Wealth management services	1,619	1,086	3,005	2,207
Service charges on deposit accounts	623	563	1,250	1,263
Card services income	716	753	1,464	1,521
Other	83	77	206	154
Non-interest income in scope	4,178	3,580	7,657	6,859

Non-interest income out of scope	657	366	752	892

Total non-interest income	$4,835	$3,946	$8,409	$7,751

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

The following tables include quantitative data related to the Company’s operating and finance leases:

	As of December 31, 2023	As of June 30, 2023

	(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$558	$608
Operating leases	5,440	5,448
	$5,998	$6,056
Lease liabilities:
Finance leases	$676	$711
Operating leases	5,714	5,713
	$6,390	$6,424

Other information:
Weighted-average remaining lease term for finance leases (in years)	69.6	64.9
Weighted-average remaining lease term for operating leases (in years)	13.6	14.2
Weighted-average discount rate for finance leases	5.70	5.62
Weighted-average discount rate for operating leases	3.90	3.87

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in thousands)
Lease expense:
Finance lease expense
Amortization of ROU assets	$25	$25	$49	$50
Interest on lease liabilities	8	8	16	16
Operating lease expense	163	151	321	302
Variable lease expense	67	50	119	100
Total:	$263	$234	$505	$468

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases (i.e. interest)	$—	$—	$1	$—
Finance cash flows from finance leases (i.e. principal portion)	$25	$25	$50	$50
Operating cash flows from operating leases	$158	$146	$309	$291
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$199	$—

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended December 31,
2024	$131	$637
2025	91	616
2026	30	587
2027	30	582
2028	30	550
Thereafter	2,580	4,464
Total undiscounted cash flows	2,892	7,436
Less: present value discount	(2,216)	(1,722)
Total lease liabilities	$676	$5,714

13.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of December 31, 2023 or December 31, 2022.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2023	2022	2023	2022

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$3,192	6,183	$6,611	$11,417

Average number of common shares outstanding	25,977,679	25,977,679	25,977,679	25,977,679
Less: Average unallocated ESOP shares	770,110	821,026	776,474	827,390
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,207,569	25,156,653	25,201,205	25,150,289

Net earnings per common share:
Basic	$0.13	$0.25	$0.26	$0.45
Diluted	$0.13	$0.25	$0.26	$0.45

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	the failure of financial institutions in 2023 which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;

●	competition among depository and other financial institutions, as well as other non-traditional competitors;
●	impacts and expenses related to the proposed charter conversion of the Bank from a state-chartered savings bank to a national bank;
●	risks associated with loan participations, including the risk of non-performing loans, disputes, or indemnification obligations with respect to other participants;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in our costs of legal expenses, including defending against significant litigation;
●	any future Federal Deposit Insurance Corporation (“FDIC”) insurance premium increases, or special assessments may adversely affect our earnings;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2023, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments, except as required by applicable law.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Credit Losses. We charge provisions for credit losses to operations in order to maintain our allowance for credit losses on loans, securities held to maturity and unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and securities held to maturity portfolio, as well as expected losses on commitments to grant loans that are expected to be advanced at the statements of condition date. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for credit losses when realized.

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income. Our non-interest income also includes net gains or losses on equity securities, net gains or losses on securities available for sale transactions, litigation-related income and other income.

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

Advertising and marketing include most marketing expenses including multi-media advertising (public and in-store), promotional events and materials, civic and sales focused memberships, and community support.

Insurance premiums include expense related to various insurance policies, excluding federal deposit insurance premiums.

Federal deposit insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

Professional fees include legal and other consulting expenses.

Other expenses include expenses for office supplies, postage, telephone and other miscellaneous operating expenses.

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

Recent Developments

Proposed Charter Conversion

On December 29, 2023, the Bank filed an application with the Office of the Comptroller of the Currency (the “OCC”) to convert from a New York chartered stock savings bank to a national bank (the “Application”). If the Application is approved, the Bank will no longer be a New York savings bank subject to the regulation and examination of the New York State Department of Financial Services (“NYSDFS”) and will become a national bank subject to the regulation and examination of the OCC. In addition, the FDIC would no longer be the Bank’s federal prudential regulator but would continue to be the insurer of its deposits in accordance with federal law. We cannot provide assurance as to whether the Application will be approved or the timing of any approval.

Balance Sheet Repositioning

On December 28, 2023, the Company completed a balance sheet repositioning, by selling $74.5 million of lower-yielding available-for-sale securities with an average book yield of approximately 0.83% and weighted average remaining life of 2.2 years, recognizing a pre-tax loss on the sale of $5.6 million. Proceeds from the sale have been redeployed into interest-earning deposits with banks with an estimated average book yield of 5.40% and ultimately the Company intends to reinvest the proceeds into securities available for sale and loans yielding current market rates during the upcoming quarter. We estimate that the repositioning transaction will improve the Company’s interest income by approximately $3.4 million over the next twelve months and is designed to provide the Company with greater flexibility in managing balance sheet growth. The transaction had a neutral impact on shareholders’ equity and book value per share as of the date of the sale, as unrealized losses on securities available for sale are already accounted for as a deduction to shareholders’ equity. This transaction is expected to have a favorable impact on the Company’s net income, net interest margin, return on average assets, and return on average equity beginning in the quarter ending March 31, 2024.

Settlement Agreement

As previously disclosed, on December 1, 2020, the Bank filed a complaint in the Supreme Court of the State of New York (the “Action”) against Teal, Becker & Chiaramonte, CPAs, P.C. (“TBC”), Mr. Pasquale M. Scisci and Mr. Vincent Commisso (collectively, with TBC, the “TBC Parties”), alleging professional malpractice by the TBC Parties in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries (“Valuewise Entities”) for the fiscal years 2010 to 2018.

The Bank asserted that the TBC Parties were aware that the primary, if not the exclusive, reason the Valuewise Entities engaged TBC to audit their financial statements was to provide the Bank with accurate financial information that the Bank would rely on in evaluating whether to provide loans to the Valuewise Entities. The Bank contended that, among other matters, Mr. Michael Mann used the Valuewise Entities to defraud the Bank. This was because the Bank relied on the unqualified “clean” opinions on the financial statements of the Valuewise Entities for fiscal years 2010 to 2018 issued by the TBC Parties in continuing to loan money to the Valuewise Entities. The TBC Parties filed their answer to the Bank’s complaint on February 12, 2021. On February 28, 2022, the TBC Parties filed a motion to dismiss the complaint. On October 4, 2022, the Court entered a decision and order denying the motion in its entirety.

On November 15, 2023, the Bank, on the one hand, and the TBC Parties, on the other hand, entered into a settlement agreement (the “Settlement Agreement”), pursuant to which the parties agreed to resolve and settle all disputes and potential claims which exist or may exist among them, including without limitation those claims asserted in the Action, as more specifically set forth in, and subject to the terms and conditions of, the Settlement Agreement. Pursuant to the Settlement Agreement, the TBC Parties made a payment of $5.95 million to the Bank, in exchange for which the Bank caused the Action to be dismissed with prejudice.

Acquisition

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisition. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. This acquisition was made to expand the Company’s wealth management services activities.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies and estimates discussed below to be critical accounting policies and estimates. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The following represent our critical accounting policies and estimates:

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for credit losses on loans, securities held to maturity and unfunded commitments. Effective July 1, 2023, the measurement of Current Expensed Credit Losses (“CECL”) on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses on loans and securities held to maturity, as reported in our consolidated statements of condition, are adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-offs, net of recoveries. The allowance for credit losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws and is included in other liabilities on the Company’s consolidated statements of condition. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (the incurred loss method).

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

	For the Three Months Ended December 31,
	2023			2022
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,237,417	$17,722	5.80%	$1,035,604	$13,506	5.28%
Securities	430,497	2,601	2.42%	543,438	2,523	1.85%
Interest-earning deposits and other	83,557	1,163	5.64%	213,257	1,950	3.68%
Total interest-earning assets	1,751,471	21,486	4.96%	1,792,299	17,979	4.04%
Non-interest-earning assets	151,562			155,259
Total assets	$1,903,033			$1,947,558

Interest-bearing liabilities:
Demand deposits	$163,487	$890	2.18%	$180,138	$169	0.37%
Savings deposits	275,506	54	0.08%	319,966	26	0.03%
Money market deposits	477,479	3,030	2.54%	444,181	353	0.32%
Certificates of deposit	127,043	1,113	3.52%	66,693	84	0.50%
Total interest-bearing deposits	1,043,515	5,087	1.95%	1,010,978	632	0.25%
Borrowings and other	27,496	305	4.47%	25,980	212	3.28%
Total interest-bearing liabilities	1,071,011	5,392	2.01%	1,036,958	844	0.32%
Non-interest-bearing deposits	507,861			621,060
Other non-interest-bearing liabilities	47,817			44,179
Total liabilities	1,626,689			1,702,197
Total shareholders' equity	276,344			245,361
Total liabilities and shareholders' equity	$1,903,033			$1,947,558
Net interest income		$16,094			$17,135
Net interest rate spread (1)			2.94%			3.72%
Net interest-earning assets (2)	$680,460			$755,341
Net interest margin (3)			3.70%			3.85%
Average interest-earning assets to interest-bearing liabilities	163.53%			172.84%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended December 31,
	2023			2022
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,206,348	$34,255	5.71%	$1,019,730	$25,018	4.93%
Securities	438,324	5,169	2.35%	530,564	4,457	1.67%
Interest-earning deposits and other	80,069	2,218	5.57%	259,168	3,695	2.85%
Total interest-earning assets	1,724,741	41,642	4.85%	1,809,462	33,170	3.67%
Non-interest-earning assets	152,212			148,969
Total assets	$1,876,953			$1,958,431

Interest-bearing liabilities:
Demand deposits	$152,007	$1,397	1.83%	$188,757	$311	0.33%
Savings deposits	280,822	93	0.07%	322,296	53	0.03%
Money market deposits	471,664	5,658	2.39%	455,945	501	0.22%
Certificates of deposit	116,404	1,894	3.25%	69,617	173	0.49%
Total interest-bearing deposits	1,020,897	9,042	1.76%	1,036,615	1,038	0.20%
Borrowings and other	27,693	617	4.47%	22,245	324	2.91%
Total interest-bearing liabilities	1,048,590	9,659	1.84%	1,058,860	1,362	0.26%
Non-interest-bearing deposits	508,361			614,423
Other non-interest-bearing liabilities	46,942			40,194
Total liabilities	1,603,893			1,713,477
Total shareholders' equity	273,060			244,954
Total liabilities and shareholders' equity	$1,876,953			$1,958,431
Net interest income		$31,983			$31,808
Net interest rate spread (1)			3.01%			3.41%
Net interest-earning assets (2)	$676,151			$750,602
Net interest margin (3)			3.71%			3.52%
Average interest-earning assets to interest-bearing liabilities	164.48%			170.89%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2023 vs. 2022			2023 vs. 2022
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$2,784	$1,432	$4,216	$4,934	$4,303	$9,237
Securities	(590)	668	78	(867)	1,579	712
Interest-earning deposits and other	(1,533)	746	(787)	(3,580)	2,103	(1,477)
Total interest-earning assets	661	2,846	3,507	487	7,985	8,472

Interest-bearing liabilities:
Demand deposits	(17)	738	721	(71)	1,157	1,086
Savings deposits	(4)	32	28	(8)	48	40
Money market deposits	28	2,649	2,677	18	5,139	5,157
Certificates of deposit	134	895	1,029	185	1,536	1,721
Total interest-bearing deposits	141	4,314	4,455	124	7,880	8,004
Borrowings and other	13	80	93	92	201	293
Total interest-bearing liabilities	154	4,394	4,548	216	8,081	8,297
Change in net interest income	$507	$(1,548)	$(1,041)	$271	$(96)	$175

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

Total Assets. Total assets of $1.85 billion at December 31, 2023 decreased $3.3 million, or 0.2%, from $1.86 billion at June 30, 2023. The decrease was due primarily to a decrease of $111.3 million, or 25.8% in securities available for sale and a decrease of $10.9 million, or 7.2%, in cash and cash equivalents, largely offset in by an increase of $119.6 million, or 10.5%, in net loans receivable as we shifted the composition of interest-earning assets from securities available for sale to net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents of $139.6 million at December 31, 2023, decreased $10.9 million, or 7.2%, from $150.5 million at June 30, 2023. This decrease was primarily a result of a net decrease in deposits of $19.8 million coupled with an increase in net loans receivable of $119.6 million, offset in part by a decrease in securities available for sale of $111.3 million during the six months ended December 31, 2023.

Securities Available for Sale. Total securities available for sale of $320.4 million at December 31, 2023 decreased $111.3 million, or 25.8%, from $431.7 million at June 30, 2023. The decrease was primarily due to sales of $74.5 million and maturities of $71.8 million, offset in part by purchases of U.S. Government and agency obligations and municipal obligations of $26.6 million and a decrease in net unrealized losses of $13.2 million (including a $5.6 million decrease related to losses realized from the sale of securities available for sale described in “Recent Developments”) during the six months ended December 31, 2023.

Net Loans Receivable. Net loans receivable of $1.26 billion at December 31, 2023 increased $119.6 million, or 10.5%, from $1.14 billion at June 30, 2023. By loan category, residential mortgage loans increased by $105.3 million, or 22.7%, to $568.5 million at December 31, 2023 from $463.2 million at June 30, 2023, commercial construction loans increased by $13.9 million, or 15.0%, to $106.6 million at December 31, 2023 from $92.7 million at June 30, 2023, home equity loans and lines of credit increased by $6.9 million, or 8.1%, to $92.4 million at December 31, 2023 from $85.5 million at June 30, 2023. These increases were partially offset by a decrease in commercial and industrial loans of $5.6 million, or 5.8%, to $91.7 million at December 31, 2023 from $97.3 million at June 30, 2023 and a decrease in consumer loans of $2.1 million, or 12.6%, to $14.7 million at December 31, 2023 from $16.8 million at June 30, 2023. Commercial real estate loans were unchanged at $411.2 million at December 31, 2023 as compared to June 30, 2023.

The increase in residential mortgage loans was primarily related to the Bank’s asset allocation shift, using investment securities cash flow and cash to fund higher yielding assets. The Bank’s relationship with a third-party mortgage banking company facilitated a significant increase in residential mortgage loan volume, despite the rising interest rate environment. The increase in commercial construction loans was due to funding of increased construction commitments. The increase in home equity loans and lines of credit was due to increased utilization rates of home equity lines of credit. The decrease in commercial and industrial loans was due to lower utilization rates of commercial and industrial lines of credit.

Deposits. Total deposits of $1.52 billion at December 31, 2023 decreased $19.7 million, or 1.3%, from $1.54 billion at June 30, 2023. By deposit category, non-interest-bearing demand accounts decreased by $52.4 million, or 10.0%, to $473.7 million at December 31, 2023 from $526.1 million at June 30, 2023 and savings accounts decreased by $23.7 million, or 8.0%, to $273.3 million at December 31, 2023 from $297.0 million at June 30, 2023. These decreases were partially offset by an increase in certificates of deposit by $33.0 million, or 28.2%, to $150.0 million at December 31, 2023 from $117.0 million at June 30, 2023 (included in certificates of deposit were brokered deposits which decreased by $4.9 million to $31.6 million at December 31, 2023 from $36.5 million at June 30, 2023), an increase in demand accounts by $21.8 million, or 15.7%, to $160.6 million at December 31, 2023 from $138.8 million at June 30, 2023 and an increase in money market accounts by $1.6 million, or 0.3%, to $464.5 million at December 31, 2023 from $462.9 million at June 30, 2023.

The decrease in non-interest-bearing demand and savings accounts was primarily related to migration of funds to higher interest-bearing accounts. The increase in certificates of deposit was primarily related to a migration of funds from savings and other lower rate interest-bearing accounts. The increase in demand accounts was primarily related to an increase in deposits by one large deposit relationship. The effects of the Federal Reserve Board’s rapidly tightening monetary policy, inflation, and higher rate alternatives continued to have an impact on deposit balances in the second fiscal quarter of 2024. As of December 31, 2023 and June 30, 2023, estimated uninsured deposits, net of collateralized deposits, totaled $239.6 million and $228.4 million, or 15.7% and 14.8% of total deposits, respectively.

Total Shareholders’ Equity. Total shareholders’ equity of $283.8 million at December 31, 2023 increased $17.1 million, or 6.4%, from $266.7 million at June 30, 2023 primarily as a result of net income of $6.6 million, a decrease in accumulated other comprehensive loss of $9.7 million and the net increase of $507,000 related to the day-one CECL adjustment during the six months ended December 31, 2023.

Comparison of Operating Results for the Three Months Ended December 31, 2023 and December 31, 2022

General.  Net income decreased by $3.0 million to $3.2 million for the three months ended December 31, 2023 as compared to $6.2 million for the three months ended December 31, 2022. The decrease was primarily due to an increase in non-interest expense of $2.3 million, an increase in provision for credit losses of $1.5 million and a decrease in net interest income of $1.0 million, partially offset by an increase in non-interest income of $889,000 and a decrease in income tax expense of $970,000.

Interest and Dividend Income.  Interest and dividend income increased $3.5 million, or 19.5%, to $21.5 million for the three months ended December 31, 2023, from $18.0 million for the three months ended December 31, 2022 due to increases in interest income on loans and securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 92 basis points increase in the average yield on interest-earning assets to 4.96% for the three months ended December 31, 2023, from 4.04% for the three months ended December 31, 2022. The increase in the average yield on interest-earning assets was driven by an increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans and securities. Average interest-earning assets decreased by $40.8 million from $1.79 billion for the three months ended December 31, 2022 to $1.75 billion for the three months ended December 31, 2023.

Interest income on loans increased $4.2 million, or 31.2%, to $17.7 million for the three months ended December 31, 2023 from $13.5 million for the three months ended December 31, 2022. Interest income on loans increased due to a $201.8 million increase in the average balance of loans to $1.24 billion for the three months ended December 31, 2023 from $1.04 billion for the three months ended December 31, 2022, coupled with a 52 basis points increase in the average yield on loans to 5.80% for the three months ended December 31, 2023 from 5.28% for the three months ended December 31, 2022. The increase in the average balance of loans was principally due to purchases of residential mortgage loans. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased during the three months ended December 31, 2023 and market related increases in interest rates on new loans as compared to the same period in the prior year.

Interest income on securities increased $78,000, or 3.1%, to $2.6 million for the three months ended December 31, 2023 from $2.5 million for the three months ended December 31, 2022. Interest income on securities increased due to a 57 basis points increase in the average yield on securities to 2.42% for the three months ended December 31, 2023 from 1.85% for the three months ended December 31, 2022, offset in part by a $112.9 million decrease in the average balance of securities to $430.5 million for the three months ended December 31, 2023 from $543.4 million for the three months ended December 31, 2022. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the three months ended December 31, 2023 partially replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities. The decrease in the average balance of securities was due to maturities of U.S. government and agency and municipal obligation securities outpacing purchases throughout the later part of fiscal year 2023 and continuing during the six months ended December 31, 2023. The balance sheet repositioning transaction discussed in “Recent Developments” is expected to have a favorable impact on the average yield on securities beginning in the quarter ending March 31, 2024.

Interest income on interest-earning deposits with banks and other decreased $787,000 to $1.2 million for the three months ended December 31, 2023 from $2.0 million for the three months ended December 31, 2022. Interest income on interest-earning deposits with banks and other decreased due to a $129.7 million decrease in average balances on interest-earning deposits with banks and other to $83.6 million for the three months ended December 31, 2023 from $213.3 million for the three months ended December 31, 2022 primarily due to the funding of loans, offset in part by a 196 basis points increase in the average yield on interest-earning deposits with banks and other to 5.64% for the three months ended December 31, 2023 from 3.68% for the three months ended December 31, 2022 primarily as a result of the increase in the Federal Funds target rate during calendar year 2022 and continuing in the first half of calendar year 2023.

Interest Expense.  Interest expense increased $4.5 million to $5.4 million for the three months ended December 31, 2023 from $844,000 for the three months ended December 31, 2022 as a result of an increase in interest expense on deposits and on borrowings and other. The increase was primarily due to a 169 basis points increase in the average cost of interest-bearing liabilities to 2.01% for the three months ended December 31, 2023 from 0.32% for the three months ended December 31, 2022, as well as a shift in interest-bearing liabilities mix to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $4.5 million to $5.1 million for the three months ended December 31, 2023 from $632,000 for the three months ended December 31, 2022. Interest expense on interest-bearing deposits increased primarily due to a 170 basis points increase in the average cost of interest-bearing deposits to 1.95% for the three months ended December 31, 2023 from 0.25% for the three months ended December 31, 2022, as well as a shift in interest-bearing deposit mix to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $32.5 million to $1.04 billion for the three months ended December 31, 2023 from $1.01 billion for the three months ended December 31, 2022. The increase in the average cost of interest-bearing deposits was primarily due to the increase in market interest rates and a shift in the mix of deposits to higher-cost money market deposits and certificates of deposit. The increase in the average balance of interest-bearing deposits was due to higher average certificates of deposit balances (included in certificates of deposit were brokered deposits which increased by $13.3 million, on average, for the three months ended December 31, 2023 as compared to the same period in the prior year).

Interest expense on borrowings and other liabilities increased $93,000 to $305,000 for the three months ended December 31, 2023 from $212,000 for the three months ended December 31, 2022 due primarily to the increase in average cost of borrowings and other liabilities of 119 basis points to 4.47% for the three months ended December 31, 2023 from 3.28% for the three months ended December 31, 2022, as a result of the increase in the Federal Funds target rate throughout calendar year 2022 and continued in the first half of calendar year 2023, coupled with an increase in average borrowings and other liabilities of $1.5 million to $27.5 million for the three months ended December 31, 2023 from $26.0 million for the three months ended December 31, 2022.

We continue to monitor the effects the precipitous increase in market rates are having on deposit rates and we anticipate the impact will lead to a continued increase in rates on deposits and other interest-bearing liabilities. The expected increase in rates on deposits is reflective of our strategy to maintain a strong core deposit base and continue to provide competitive offerings to customers. We have been and will be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and municipal customers, as an important component of this strategy. In addition, we expect the increase in funding costs due to higher deposit costs, the increase in use of brokered deposits and potentially an increase in the use of higher cost wholesale borrowings may result in continued pressure on net interest margin over the next quarter.

Net Interest Income.  Net interest income decreased $1.0 million, or 6.1%, to $16.1 million for the three months ended December 31, 2023 compared to $17.1 million for the three months ended December 31, 2022 as net interest margin decreased 15 basis points to 3.70% for the three months ended December 31, 2023 from 3.85% for the three months ended December 31, 2022. Additionally, net interest-earning assets decreased by $74.8 million to $680.5 million for the three months ended December 31, 2023 from $755.3 million for the three months ended December 31, 2022 as a result of a shift in deposit mix which increased interest-bearing deposits, as well as a decrease in securities and interest-earning deposits. Net interest rate spread decreased 78 basis points to 2.94% for the three months ended December 31, 2023 from 3.72% for the three months ended December 31, 2022.

Provision for Credit Losses.  The provision for credit losses was $1.1 million for the three months ended December 31, 2023 as compared to a credit to the provision of $400,000 for the three months ended December 31, 2022. The provision for credit losses for the three months ended December 31, 2023 was primarily due to growth in the loan portfolio. Non-performing assets were $12.0 million, or 0.65% of total assets, at December 31, 2023, compared to $17.7 million, or 0.96% of total assets, at June 30, 2023 and $18.5 million, or 1.01% of total assets, at December 31, 2022. The allowance for credit losses on loans was $21.4 million at December 31, 2023 and $22.2 million at December 31, 2022, representing 1.66% and 2.08% of total loans outstanding, respectively. Net charge-offs were $366,000, or an annualized 0.12% of average loans, for the three months ended December 31, 2023 compared to net recoveries of $22,000, or an annualized (0.01%) of average loans, for the three months ended December 31, 2022.

Non-Interest Income.  Non-interest income increased $889,000, or 22.5%, to $4.8 million for the three months ended December 31, 2023 as compared to $3.9 million for the three months ended December 31, 2022. Noninterest income increased primarily as a result of $6.0 million of income from the previously announced settlement of litigation as described in “Recent Developments” and also from a $569,000 increase in insurance and wealth management income, offset in part by a $5.6 million loss on sale of securities available for sale from the balance sheet repositioning transaction as described in “Recent Developments”. The increase in insurance and wealth management services income was primarily due to the acquisition of Hudson Financial LLC which expanded our wealth management business into the Hudson Valley Region of New York.

Non-Interest Expense.  Non-interest expense increased $2.3 million, or 17.0%, to $15.8 million for the three months ended December 31, 2023 as compared to $13.5 million for the three months ended December 31, 2022. The increase was primarily due to an increase in professional fees of $1.7 million, an increase in salaries and employee benefits expense of $237,000 and an increase in data processing of $238,000. Professional fees increased due to legal fees and expenses. Salaries and employee benefits expense increased due to compensation expense from annual merit increases. Data processing expense increased due to an increase in online, mobile and other banking transaction volumes.

Income Tax Expense. Income tax expense decreased $970,000 to $822,000 for the three months ended December 31, 2023 as compared to $1.8 million for the three months ended December 31, 2022 primarily due to a decrease in income before income taxes. Our effective tax rate was 20.5% for the three months ended December 31, 2023 compared to 22.5% for the three months ended December 31, 2022.

Comparison of Operating Results for the Six Months Ended December 31, 2023 and December 31, 2022

General.  Net income decreased by $4.8 million to $6.6 million for the six months ended December 31, 2023 as compared to $11.4 million for the six months ended December 31, 2022. The decrease was primarily due to an increase in non-interest expense of $4.8 million and an increase in provision for credit losses of $2.2 million, partially offset by a decrease in income tax expense of $1.3 million, an increase in non-interest income of $658,000 and an increase in net interest income of $175,000.

Interest and Dividend Income.  Interest and dividend income increased $8.4 million, or 25.5%, to $41.6 million for the six months ended December 31, 2023, from $33.2 million for the six months ended December 31, 2022 due to increases in interest income on loans and securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 118 basis points increase in the average yield on interest-earning assets to 4.85% for the six months ended December 31, 2023, from 3.67% for the six months ended December 31, 2022. The increase in the average yield on interest-earning assets was driven by an increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans and securities. Average interest-earning assets decreased by $84.7 million from $1.81 billion for the six months ended December 31, 2022 to $1.72 billion for the six months ended December 31, 2023.

Interest income on loans increased $9.3 million, or 36.9%, to $34.3 million for the six months ended December 31, 2023 from $25.0 million for the six months ended December 31, 2022. Interest income on loans increased due to a $186.6 million increase in the average balance of loans to $1.21 billion for the six months ended December 31, 2023 from $1.02 billion for the six months ended December 31, 2022, coupled with a 78 basis points increase in the average yield on loans to 5.71% for the six months ended December 31, 2023 from 4.93% for the six months ended December 31, 2022. The increase in the average balance of loans was principally due to purchases of residential mortgage loans. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased during the six months ended December 31, 2023 and market related increases in interest rates on new loans as compared to the same period in the prior year.

Interest income on securities increased $712,000, or 16.0%, to $5.2 million for the six months ended December 31, 2023 from $4.5 million for the six months ended December 31, 2022. Interest income on securities increased due to a 68 basis points increase in the average yield on securities to 2.35% for the six months ended December 31, 2023 from 1.67% for the six months ended December 31, 2022, offset in part by an $92.3 million decrease in the average balance of securities to $438.3 million for the six months ended December 31, 2023 from $530.6 million for the six months ended December 31, 2022. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the six months ended December 31, 2023 replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities. The decrease in the average balance of securities was due to maturities of U.S. government and agency and municipal obligation securities outpacing purchases throughout the later part of fiscal year 2023 and continuing during the six months ended December 31, 2023. The balance sheet repositioning transaction discussed in “Recent Developments” is expected to have a favorable impact on the average yield on securities beginning in the quarter ending March 31, 2024.

Interest income on interest-earning deposits with banks and other decreased $1.5 million to $2.2 million for the six months ended December 31, 2023 from $3.7 million for the six months ended December 31, 2022. Interest income on interest-earning deposits with banks and other decreased due to a $179.1 million decrease in average balances on interest-earning deposits with banks and other to $80.1 million for the six months ended December 31, 2023 from $259.2 million for the six months ended December 31, 2022 primarily due to the funding of loans, offset in part by a 272 basis points increase in the average yield on interest-earning deposits with banks and other to 5.57% for the six months ended December 31, 2023 from 2.85% for the six months ended December 31, 2022 primarily as a result of the increase in the Federal Funds target rate during calendar year 2022 and continuing in the first half of calendar year 2023.

Interest Expense.  Interest expense increased $8.3 million to $9.7 million for the six months ended December 31, 2023 from $1.4 million for the six months ended December 31, 2022 as a result of an increase in interest expense on deposits and on borrowings and other. The increase was primarily due to a 158 basis points increase in the average cost of interest-bearing liabilities to 1.84% for the six months ended December 31, 2023 from 0.26% for the six months ended December 31, 2022, as well as a shift in interest-bearing liabilities mix to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $8.0 million to $9.0 million for the six months ended December 31, 2023 from $1.0 million for the six months ended December 31, 2022. Interest expense on interest-bearing deposits increased primarily due to a 156 basis points increase in the average cost of interest-bearing deposits to 1.76% for the six months ended December 31, 2023 from 0.20% for the six months ended December 31, 2022, as well as a shift in interest-bearing deposit mix to higher interest rate deposit accounts, offset in part by a decrease in average interest-bearing deposits of $15.7 million to $1.02 billion for the six months ended December 31, 2023 from $1.04 billion for the six months ended December 31, 2022. The increase in the average cost of interest-bearing deposits was primarily due to the increase in market interest rates and a shift in the mix of deposits to higher costing money market deposits and certificates of deposit.

Interest expense on borrowings and other liabilities increased $293,000 to $617,000 for the six months ended December 31, 2023 from $324,000 for the six months ended December 31, 2022 due primarily to the increase in average cost of borrowings and other liabilities of 156 basis points to 4.47% for the six months ended December 31, 2023 from 2.91% for the six months ended December 31, 2022, as a result of the increase in the Federal Funds target rate throughout calendar year 2022 and continued in the first half of calendar year 2023, coupled with an increase in average borrowings and other liabilities of $5.5 million to $27.7 million for the six months ended December 31, 2023 from $22.2 million for the six months ended December 31, 2022.

We continue to monitor the effects the precipitous increase in market rates are having on deposit rates and we anticipate the impact will lead to a continued increase in rates on deposits and other interest-bearing liabilities. The expected increase in rates on deposits is reflective of our strategy to maintain a strong core deposit base and continue to provide competitive offerings to customers. We have been and will be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and municipal customers, as an important component of this strategy. In addition, we expect the increase in funding costs due to higher deposit costs, the increase in use of brokered deposits and potentially an increase in the use of higher cost wholesale borrowings may result in continued pressure on net interest margin over the next quarter.

Net Interest Income.  Net interest income increased $175,000, or 0.6%, to $32.0 million for the six months ended December 31, 2023 compared to $31.8 million for the six months ended December 31, 2022 as net interest margin increased 19 basis points to 3.71% for the six months ended December 31, 2023 from 3.52% for the six months ended December 31, 2022. Net interest-earning assets decreased by $74.4 million to $676.2 million for the six months ended December 31, 2023 from $750.6 million for the six months ended December 31, 2022 as a result of a shift in deposit mix which increased interest-bearing deposits, as well as a decrease in securities and interest-earning deposits. Net interest rate spread decreased 40 basis points to 3.01% for the six months ended December 31, 2023 from 3.41% for the six months ended December 31, 2022.

Provision for Credit Losses.  The provision for credit losses was $1.9 million for the six months ended December 31, 2023 as compared to a credit to the provision of $280,000 for the six months ended December 31, 2022. The provision for credit losses for the six months ended December 31, 2023 was primarily due to growth in the loan portfolio. Non-performing assets were $12.0 million, or 0.65% of total assets, at December 31, 2023, compared to $17.7 million, or 0.96% of total assets, at June 30, 2023 and $18.5 million, or 1.01% of total assets, at December 31, 2022. The allowance for credit losses on loans was $21.4 million at December 31, 2023 and $22.2 million at December 31, 2022, representing 1.66% and 2.08% of total loans outstanding, respectively. Net charge-offs were $371,000, or an annualized 0.06% of average loans, for the six months ended December 31, 2023 compared to $52,000, or an annualized 0.01% of average loans, for the six months ended December 31, 2022.

Non-Interest Income.  Non-interest income increased $658,000, or 8.5%, to $8.4 million for the six months ended December 31, 2023 as compared to $7.8 million for the six months ended December 31, 2022. Noninterest income increased primarily as a result of $6.0 million of income from the previously announced settlement of litigation as described in “Recent Developments” and also from a $816,000 increase in insurance and wealth management income, offset in part by a $5.6 million loss on sale of securities available for sale from the balance sheet repositioning transaction as described in “Recent Developments”. The increase in insurance and wealth management services income was primarily due to the acquisition of Hudson Financial LLC which expanded our wealth management business into the Hudson Valley Region of New York.

Non-Interest Expense.  Non-interest expense increased $4.8 million, or 19.0%, to $30.2 million for the six months ended December 31, 2023 as compared to $25.4 million for the six months ended December 31, 2022. The increase was primarily due to an increase in professional fees of $3.6 million, an increase in salaries and employee benefits expense of $569,000 and an increase in data processing of $390,000. Professional fees increased due to legal fees and expenses. Salaries and employee benefits expense increased due to compensation expense from annual merit increases. Data processing expense increased due to an increase in online, mobile and other banking transaction volumes.

Income Tax Expense. Income tax expense decreased $1.3 million to $1.7 million for the six months ended December 31, 2023 as compared to $3.0 million for the six months ended December 31, 2022 primarily due to a decrease in income before income taxes. Our effective tax rate was 20.6% for the six months ended December 31, 2023 compared to 21.1% for the six months ended December 31, 2022.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	December 31,	June 30,
	2023	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$6,338	$8,025
Commercial and industrial	199	650
Commercial construction	—	—
Residential mortgages	3,877	4,000
Home equity loans and lines of credit	1,565	1,560
Consumer	—	—
Total non-accrual loans	11,979	14,235

Accruing loans past due 90 days or more:
Commercial real estate	4	174
Commercial and industrial	—	—
Commercial construction	—	3,237
Residential mortgages	—	120
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	4	3,531

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	51	—
Consumer	—	—
Total real estate owned	51	—

Total non-performing assets	$12,034	$17,766

Total non-performing loans to total loans	0.93%	1.52%
Total non-performing assets to total assets	0.65%	0.96%

Non-accrual loans decreased $2.2 million to $12.0 million at December 31, 2023 from $14.2 million at June 30, 2023 primarily due to the payoff of several commercial real estate loans, as well as the charge-off of one commercial and industrial loan. Accruing loans past due 90 days or more decreased $3.5 million to $4,000 at December 31, 2023 from $3.5 million at June 30, 2023 primarily due to one commercial construction loan relationship that was made current during the first fiscal quarter of 2024.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of December 31, 2023 and June 30, 2023.

	At	At
	December 31,	June 30,
	2023	2023

	(In thousands)
Classification of Loans:
Substandard	$36,081	$69,233
Doubtful	229	118
Loss	—	—
Total Classified Loans	$36,310	$69,351

Special Mention	$26,608	$3,591

Total substandard loans decreased $33.1 million to $36.1 million at December 31, 2023 from $69.2 million at June 30, 2023 primarily due to the migration from substandard to special mention of three commercial real estate loan relationships totaling $16.7 million, $4.9 million and $3.1 million secured by a hotel and two separate senior housing facilities, respectively. The decrease was also due to the migration from substandard to pass of one commercial real estate loan relationship totaling $5.0 million and secured by a hotel/banquet facilities and one commercial and industrial loan relationship totaling $1.8 million and secured by business assets. These decreases were partially offset by one commercial real estate loan relationship totaling $3.3 million that migrated from special mention to substandard, secured by a theater.

Total special mention loans increased by $23.0 million to $26.6 million at December 31, 2023 from $3.6 million at June 30, 2023 primarily due to the migration from substandard to special mention of three commercial real estate loan relationships totaling $16.7 million, $4.9 million and $3.1 million secured by a hotel and two separate senior housing facilities, respectively. These increases were partially offset by one loan commercial real estate loan relationship totaling $3.3 million that migrated from special mention to substandard, secured by a theater.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Six Months Ended December 31,
	2023	2022

	(Dollars in thousands)
Allowance at beginning of period	$22,469	$22,524
Cumulative effect adjustment for the adoption of ASU 2016-13	(2,311)	—
Provision for credit losses	1,575	(280)

Charge offs:
Commercial real estate	—	31
Commercial and industrial	345	11
Commercial construction	—	—
Residential mortgages	—	24
Home equity loans and lines of credit	12	—
Consumer	69	101
Total charge-offs	426	167

Recoveries:
Commercial real estate	—	—
Commercial and industrial	43	53
Commercial construction	—	—
Residential mortgages	—	42
Home equity loans and lines of credit	1	14
Consumer	11	6
Total recoveries	55	115

Net charge-offs	371	52

Allowance at end of period	$21,362	$22,192

Allowance to non-performing loans	178.27%	119.88%
Allowance to total loans outstanding at the end of the period	1.66%	2.07%
Net charge-offs to average loans outstanding during the period (1)	0.06%	0.01%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At December 31, 2023, we had the ability to borrow up to $448.7 million, of which none was utilized for borrowings and $130.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At December 31, 2023, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the Bank Term Funding Program and the discount window lending program, and access to the reciprocal and brokered deposit markets. The Bank Term Funding Program will cease making new loans on March 11, 2024 and will no longer be an additional source of liquidity. We cannot predict what the impact of the events described in “Recent Developments – Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the second quarter of fiscal 2024.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2023.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2023, cash and cash equivalents totaled $139.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $320.4 million at December 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2023 totaled $106.3 million, or 6.98%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by NYSDFS and the FDIC. At December 31, 2023, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio as of December 31, 2023.

As of December 31, 2023, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of December 31, 2023

Tier 1 (leverage) capital	$212,593	11.30%	$75,270	4.00%	N/A	N/A	$94,087	5.00%
Risk-based capital
Common Tier 1	$212,593	18.31%	$52,247	4.50%	$81,274	7.00%	$75,468	6.50%
Tier 1	$212,593	18.31%	$69,663	6.00%	$98,689	8.50%	$92,884	8.00%
Total	$227,214	19.57%	$92,884	8.00%	$121,910	10.50%	$116,105	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$208,576	11.47%	$72,733	4.00%	N/A	N/A	$90,916	5.00%
Risk-based capital
Common Tier 1	$208,576	18.85%	$49,795	4.50%	$77,459	7.00%	$71,926	6.50%
Tier 1	$208,576	18.85%	$66,393	6.00%	$94,057	8.50%	$88,524	8.00%
Total	$222,513	20.11%	$88,524	8.00%	$116,188	10.50%	$110,655	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of December 31, 2023

Tier 1 (leverage) capital	$49,309	9.72%	$20,285	4.00%	N/A	N/A	$25,357	5.00%
Risk-based capital
Common Tier 1	$49,309	57.03%	$3,891	4.50%	$6,053	7.00%	$5,620	6.50%
Tier 1	$49,309	57.03%	$5,188	6.00%	$7,350	8.50%	$6,917	8.00%
Total	$49,309	57.03%	$6,917	8.00%	$9,079	10.50%	$8,647	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$46,284	9.39%	$19,709	4.00%	N/A	N/A	$24,636	5.00%
Risk-based capital
Common Tier 1	$46,284	54.81%	$3,800	4.50%	$5,911	7.00%	$5,489	6.50%
Tier 1	$46,284	54.81%	$5,067	6.00%	$7,178	8.50%	$6,756	8.00%
Total	$46,284	54.81%	$6,756	8.00%	$8,867	10.50%	$8,444	10.00%

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

At December 31, 2023, we had $290.2 million of commitments to originate or purchase loans, comprised of $161.2 million of commitments under commercial loans and lines of credit (including $35.7 million of unadvanced portions of commercial construction loans), $67.9 million of commitments under home equity loans and lines of credit, $53.9 million of commitments to purchase residential mortgage loans and $7.2 million of unfunded commitments under consumer lines of credit. In addition, at December 31, 2023, we had $20.8 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of December 31, 2023, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the second fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Settlement Agreement and Mutual General Release by and between Pioneer Bank and the TBC Parties
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and six months ended December 31, 2023, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

February 13, 2024	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

February 13, 2024	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer