Form 10-Q
period 2024-03-31
Pioneer Bancorp, Inc./MD
filed 2024-05-13
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024 there were 25,977,679 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	March 31,	June 30,
	2024	2023
Assets
Cash and due from banks	$38,518	$33,584
Federal funds sold	1,196	2,167
Interest-earning deposits with banks	206,827	114,727
Cash and cash equivalents	246,541	150,478

Securities available for sale, at fair value	296,893	431,667
Securities held to maturity, net of allowance for credit losses of $238 at March 31, 2024 (fair value of $20,793 at March 31, 2024; and $21,744 at June 30, 2023)	23,317	23,949
Equity securities, at fair value	—	2,413
Federal Home Loan Bank of New York stock	1,421	1,196

Loans receivable	1,333,789	1,166,638
Allowance for credit losses	(21,600)	(22,469)
Net loans receivable	1,312,189	1,144,169
Accrued interest receivable	7,688	7,194
Premises and equipment, net	40,701	41,617
Bank-owned life insurance	16,105	16,322
Goodwill	10,879	8,799
Other intangible assets, net	3,083	2,096
Other assets	23,017	26,291
Total assets	$1,981,834	$1,856,191

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$492,443	$526,119
Interest bearing deposits	1,155,567	1,015,732
Total deposits	1,648,010	1,541,851
Mortgagors’ escrow deposits	5,983	7,888
Other liabilities	38,885	39,752
Total liabilities	1,692,878	1,589,491

Commitments and contingent liabilities – See Note 9

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and June 30, 2023)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 25,977,679 shares issued and outstanding as of March 31, 2024 and June 30, 2023)	260	260
Additional paid in capital	113,383	113,543
Retained earnings	184,875	173,038
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(10,062)	(10,573)
Accumulated other comprehensive income (loss)	500	(9,568)
Total shareholders’ equity	288,956	266,700
Total liabilities and shareholders’ equity	$1,981,834	$1,856,191

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Interest and dividend income:
Loans	$18,740	$14,658	$52,996	$39,676
Securities	2,341	2,624	7,510	7,081
Interest-earning deposits with banks and other	2,034	1,497	4,252	5,192
Total interest and dividend income	23,115	18,779	64,758	51,949

Interest expense:
Deposits	5,536	1,049	14,578	2,087
Borrowings and other	248	214	865	538
Total interest expense	5,784	1,263	15,443	2,625
Net interest income	17,331	17,516	49,315	49,324
Provision for credit losses	80	—	1,950	(280)
Net interest income after provision for credit losses	17,251	17,516	47,365	49,604

Noninterest income:
Bank fees and service charges	1,501	1,398	4,445	4,437
Insurance and wealth management services	2,298	1,715	7,035	5,636
Net gain (loss) on equity securities	386	(59)	735	170
Net loss on securities available for sale transactions	—	—	(5,645)	—
Litigation-related income	—	—	5,950	—
Other	49	196	122	758
Total noninterest income	4,234	3,250	12,642	11,001

Noninterest expense:
Salaries and employee benefits	7,387	7,068	21,768	20,881
Net occupancy and equipment	1,912	1,912	5,644	5,464
Data processing	1,065	1,143	3,569	3,256
Advertising and marketing	164	176	517	611
Insurance premiums	221	225	686	682
Federal Deposit Insurance Corporation insurance premiums	271	244	803	568
Professional fees	3,102	1,202	8,532	3,073
Other	1,307	1,128	4,109	3,936
Total noninterest expense	15,429	13,098	45,628	38,471
Income before income taxes	6,056	7,668	14,379	22,134
Income tax expense	1,337	1,644	3,049	4,693
Net income	$4,719	$6,024	$11,330	$17,441

Net earnings per common share:
Basic	$0.19	$0.24	$0.45	$0.69
Diluted	$0.19	$0.24	$0.45	$0.69

Weighted average shares outstanding – basic and diluted	25,220,299	25,169,382	25,213,934	25,163,018

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net income	$4,719	$6,024	$11,330	$17,441

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	433	5,377	7,987	(819)
Reclassification adjustment for losses included in net income	—	—	5,645	—
	433	5,377	13,632	(819)
Tax expense (benefit)	114	1,406	3,564	(215)
	319	3,971	10,068	(604)
Defined benefit plan:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial gain	—	—	—	—
	—	—	—	—
Tax expense	—	—	—	—
	—	—	—	—
Total other comprehensive income (loss)	319	3,971	10,068	(604)
Comprehensive income	$5,038	$9,995	$21,398	$16,837

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2022	25,977,679	$260	$113,713	$151,090	(11,256)	$(11,180)	$242,627

Net income	—	—	—	5,234	—	—	5,234
Other comprehensive loss	—	—	—	—	—	(6,274)	(6,274)
ESOP shares committed to be released (12,729 shares)	—	—	(48)	—	170	—	122
Balance as of September 30, 2022	25,977,679	$260	$113,665	$156,324	$(11,086)	$(17,454)	$241,709

Net income	—	—	—	6,183	—	—	6,183
Other comprehensive income	—	—	—	—	—	1,699	1,699
ESOP shares committed to be released (12,729 shares)	—	—	(32)	—	171	—	139

Balance as of December 31, 2022	25,977,679	$260	$113,633	$162,507	$(10,915)	$(15,755)	$249,730

Net income	—	—	—	6,024	—	—	6,024
Other comprehensive income	—	—	—	—	—	3,971	3,971
ESOP shares committed to be released (12,729 shares)	—	—	(30)	—	170	—	140

Balance as of March 31, 2023	25,977,679	$260	$113,603	$168,531	$(10,745)	$(11,784)	$259,865

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income (Loss)	Equity

Balance as of July 1, 2023	25,977,679	$260	$113,543	$173,038	(10,573)	$(9,568)	$266,700
Cumulative effect of change in accounting principle - Current Expected Credit Losses (1)	—	—	—	507	—	—	507

Net income	—	—	—	3,419	—	—	3,419
Other comprehensive income	—	—	—	—	—	1,028	1,028
ESOP shares committed to be released (12,729 shares)	—	—	(52)	—	169	—	117
Balance as of September 30, 2023	25,977,679	$260	$113,491	$176,964	$(10,404)	$(8,540)	$271,771

Net income	—	—	—	3,192	—	—	3,192
Other comprehensive income	—	—	—	—	—	8,721	8,721
ESOP shares committed to be released (12,729 shares)	—	—	(59)	—	171	—	112

Balance as of December 31, 2023	25,977,679	$260	$113,432	$180,156	$(10,233)	$181	$283,796

Net income	—	—	—	4,719	—	—	4,719
Other comprehensive income	—	—	—	—	—	319	319
ESOP shares committed to be released (12,729 shares)	—	—	(49)	—	171	—	122
Balance as of March 31, 2024	25,977,679	$260	$113,383	$184,875	$(10,062)	$500	$288,956
(1)	Adoption of Accounting Standard Update 2016-13.

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net income	$11,330	$17,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,955	2,044
Provision for credit losses	1,950	(280)
Net (accretion) amortization on securities	(1,328)	288
ESOP compensation	351	401
Loss (earnings) on bank-owned life insurance	217	(364)
Net gain on the sale of other real estate owned	(54)	—
Proceeds from sale of loans	92	100
Net loss on sale of loans	8	—
Net gain on equity securities	(735)	(170)
Net loss on securities available for sale transactions	5,645	—
Deferred tax expense	(565)	576
Increase in accrued interest receivable	(494)	(3,529)
(Increase) decrease in other assets	(1,396)	1,541
Decrease in other liabilities	(2,186)	(5,346)
Changes in operating leases	16	17
Net cash provided by operating activities	14,806	12,719

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	99,954	104,417
Proceeds from sales of securities available for sale	74,462	—
Purchases of securities available for sale	(30,327)	(127,901)
Proceeds from maturities and paydowns of securities held to maturity	2,195	6,255
Purchases of securities held to maturity	(1,801)	(6,275)
Proceeds from sales of equity securities	3,149	—
Net purchases of FHLBNY stock	(225)	(48)
Net increase in loans receivable	(167,693)	(103,474)
Purchases of premises and equipment	(637)	(170)
Proceeds from bank-owned life insurance death benefit	—	1,143
Proceeds from sale of other real estate owned	106	—
Cash paid for acquisitions	(1,980)	—
Net cash used in investing activities	(22,797)	(126,053)

Cash flows from financing activities:
Net increase (decrease) in deposits	106,159	(115,718)
Net decrease in mortgagors’ escrow deposits	(1,905)	(1,127)
Payments on acquisition contingent consideration	(124)	(734)
Repayment of finance lease liability	(76)	(89)
Net cash provided by (used in) financing activities	104,054	(117,668)

Net increase (decrease) in cash and cash equivalents	96,063	(231,002)
Cash and cash equivalents at beginning of period	150,478	376,060
Cash and cash equivalents at end of period	$246,541	$145,058

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,422	$2,615
Income taxes	$3,000	$2,050
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$51	$—
Acquisition contingent consideration payable	$1,499	$—
Right of use assets obtained in exchange for new finance lease liabilities	$26	$—
Right of use assets obtained in exchange for new operating lease liabilities	$199	$—
Adoption of lease accounting standard:
Right of use assets	$—	$6,535
Lease liabilities	$—	$6,883

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

1.NATURE OF OPERATIONS

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank (the “Bank”). The Bank, as of March 31, 2024 was a New York State chartered savings bank whose wholly owned subsidiaries are Pioneer Commercial Bank, Anchor Agency, Inc. and Pioneer Financial Services, Inc. On July 17, 2019, the Company became the holding company of the Bank when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization.

On April 1, 2024, the Bank completed its conversion to a national bank following approval of the conversion by the Office of the Comptroller of the Currency (the “OCC”), the regulator of national banks. Following the completion of the conversion, the Bank will operate under the name “Pioneer Bank, National Association” and be subject to the supervision, regulation and examination by the OCC.

The Company provides diversified financial services through the Bank and its subsidiaries, with 23 offices in the Capital Region of New York State. The Company, through its subsidiaries, offers a broad array of deposit, lending, and other financial services to individuals, businesses, and municipalities.

The interim financial data as of March 31, 2024 and for the three and nine months ended March 31, 2024 and 2023, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2024 or any other period.

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

Impact of Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, to provide more transparency about income tax information through improvements to income tax disclosures. Specifically, the update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold, and greater disaggregation of income tax disclosures related to income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the impact this will have on the consolidated financial statements.

3.ACQUISITIONS

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisitions. No contingent consideration was paid during the three and nine months ended March 31, 2024. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s wealth management services activities.

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2024
U.S. Government and agency obligations	$276,946	$51	$(5,212)	$271,785
Municipal obligations	24,641	22	(21)	24,642
Other debt securities	224	311	(69)	466
Total available for sale securities	$301,811	$384	$(5,302)	$296,893

June 30, 2023
U.S. Government and agency obligations	$396,464	$2	$(18,737)	$377,729
Municipal obligations	53,492	9	(67)	53,434
Other debt securities	261	309	(66)	504
Total available for sale securities	$450,217	$320	$(18,870)	$431,667

Accrued interest receivable on available for sale debt securities totaled $1.8 million at March 31, 2024 and is excluded from the estimate of credit losses.

There was no allowance for credit losses for securities available for sale as of March 31, 2024.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
March 31, 2024
Corporate debt securities	$20,000	$—	$(2,672)	$17,328	$238	$19,762
Municipal obligations	3,555	—	(90)	3,465	—	3,555
Total held to maturity securities	$23,555	$—	$(2,762)	$20,793	$238	$23,317

June 30, 2023
Corporate debt securities	$20,000	$—	$(2,049)	$17,951	$—	$20,000
Municipal obligations	3,949	—	(156)	3,793	—	3,949
Total held to maturity securities	$23,949	$—	$(2,205)	$21,744	$—	$23,949

Accrued interest receivable on held to maturity debt securities totaled $108,000 at March 31, 2024 and is excluded from the estimate of credit losses.

Allowance for credit losses for held to maturity securities totaled $238,000 as of March 31, 2024. There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of March 31, 2024.

The following tables present the activity in the allowance for credit losses on securities held-to-maturity (dollars in thousands):

	For the Three Months Ended March 31, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$238	$—	$—	$—	$238
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$238	$—	$—	$—	$238

	For the Nine Months Ended March 31, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$238	$—	$—	$238
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$—	$238	$—	$—	$238

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$38,806	$(104)	$213,425	$(5,108)	$252,231	$(5,212)
Municipal obligations	11,648	(21)	—	—	11,648	(21)
Other debt securities	—	—	104	(69)	104	(69)
	$50,454	$(125)	$213,529	$(5,177)	$263,983	$(5,302)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,328	$(2,672)	$17,328	$(2,672)
Municipal obligations	—	—	3,465	(90)	3,465	(90)
	$—	$—	$20,793	$(2,762)	$20,793	$(2,762)

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$104,145	$(1,975)	$268,782	$(16,762)	$372,927	$(18,737)
Municipal obligations	47,781	(67)	—	—	47,781	(67)
Other debt securities	14	(1)	107	(65)	121	(66)
	$151,940	$(2,043)	$268,889	$(16,827)	$420,829	$(18,870)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,951	$(2,049)	$17,951	$(2,049)
Municipal obligations	—	—	3,793	(156)	3,793	(156)
	$—	$—	$21,744	$(2,205)	$21,744	$(2,205)

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

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	March 31, 2024
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$174,389	$171,592
Due after one to five years	127,198	124,835
Other debt securities	224	466
	$301,811	$296,893

Securities held to maturity:
Due in one year or less	$2,132	$2,042
Due after one to five years	1,423	1,423
Due after five to ten years	20,000	17,328
	$23,555	$20,793

There were no sales of securities available for sale for the three months ended March 31, 2024. During the nine months ended March 31, 2024, the Company received $74.5 million in proceeds from the sale of securities available for sale, realizing gross losses of $5.6 million. There were no sales of securities available for sale for the three and nine months ended March 31, 2023.

There were no sales of securities held to maturity for the three and nine months ended March 31, 2024 and 2023.

During the three and nine months ended March 31, 2024, the Company received $3.1 million in proceeds from the sale of equity securities. There were no sales of equity securities for the three and nine months ended March 31, 2023.

At March 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of March 31, 2024 and June 30, 2023, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $293.5 million and $428.5 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	March 31, 2024	June 30, 2023
Commercial:
Real estate	$415,191	$411,165
Commercial and industrial	97,272	97,307
Construction	107,445	92,714
Total commercial	619,908	601,186
Residential mortgages	606,407	463,196
Home equity loans and lines	92,826	85,477
Consumer	14,648	16,779
	1,333,789	1,166,638
Allowance for credit losses	(21,600)	(22,469)
Net loans receivable	$1,312,189	$1,144,169

Accrued interest receivable on loans totaled $5.7 million at March 31, 2024 and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $9.5 million at March 31, 2024 and are included in net loans receivable.

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

The Company established a reserve for off-balance sheet credit exposures in conjunction with its adoption of the CECL guidance. The allowance for credit losses on off-balance sheet credit exposures is recognized as a liability (classified as a component of other liabilities on the consolidated statements of condition), with adjustments to the reserve recognized in the provision for credit losses on the consolidated statements of operations.

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended March 31, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,674	$(233)	$—	$6	$12,447
Residential mortgages	6,970	455	(6)	—	7,419
Home equity loans and lines of credit	1,339	3	—	2	1,344
Consumer	379	33	(24)	2	390
Allowance for credit losses - loans	21,362	258	(30)	10	21,600
Allowance for credit losses - off-balance sheet credit exposures	1,681	(178)	—	—	1,503
Total	$23,043	$80	$(30)	$10	$23,103

	For the Three Months Ended March 31, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$15,703	$4,533	$1,473	$483	$22,192
Provisions charged to operations	(866)	901	21	(56)	—
Loans charged off	—	(3)	—	(29)	(32)
Recoveries on loans charged off	18	25	—	11	54
Allowance for loan losses at end of period	$14,855	$5,456	$1,494	$409	$22,214

	For the Nine Months Ended March 31, 2024
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	$(1,307)	$(239)	$(345)	$50	$12,447
Residential mortgages	6,222	(670)	1,873	(6)	—	7,419
Home equity loans and lines of credit	1,470	(265)	149	(12)	2	1,344
Consumer	489	(69)	50	(93)	13	390
Allowance for credit losses - loans	22,469	(2,311)	1,833	(456)	65	21,600
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	(121)	—	—	1,503
Total	$22,469	$(687)	$1,712	$(456)	$65	$23,103

	For the Nine Months Ended March 31, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,818	$2,899	$1,388	$419	$22,524
Provisions charged to operations	(2,992)	2,517	92	103	(280)
Loans charged off	(42)	(26)	—	(130)	(198)
Recoveries on loans charged off	71	66	14	17	168
Allowance for loan losses at end of period	$14,855	$5,456	$1,494	$409	$22,214

The following tables present the balance in the allowance for credit losses and allowance for loan losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	March 31, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$225	$—	$—	$—	$225
Related to loans collectively evaluated	12,222	7,419	1,344	390	21,375
Ending balance	$12,447	$7,419	$1,344	$390	$21,600

Loans:
Individually evaluated	$4,177	$—	$—	$—	$4,177
Loans collectively evaluated	615,731	606,407	92,826	14,648	1,329,612
Ending balance	$619,908	$606,407	$92,826	$14,648	$1,333,789

	June 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$792	$—	$—	$—	$792
Related to loans collectively evaluated for impairment	13,496	6,222	1,470	489	21,677
Ending balance	$14,288	$6,222	$1,470	$489	$22,469

Loans:
Individually evaluated for impairment	$11,544	$—	$—	$—	$11,544
Loans collectively evaluated for impairment	589,642	463,196	85,477	16,779	1,155,094
Ending balance	$601,186	$463,196	$85,477	$16,779	$1,166,638

The following table presents information related to impaired loans by class (dollars in thousands):

				For the Year Ended
	June 30, 2023			June 30, 2023
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$10,241	$10,213	$—	$10,538	$133
Commercial and industrial	—	—	—	—	—
Construction	—	—	—	—	—
Subtotal	10,241	10,213	—	10,538	133
With an allowance recorded:
Commercial:
Real estate	681	681	142	699	35
Commercial and industrial	650	650	650	575	—
Construction	—	—	—	—	—
Subtotal	1,331	1,331	792	1,274	35
Total	$11,572	$11,544	$792	$11,812	$168

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the year ended June 30, 2023 was immaterial.

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

As previously noted in Note 2 – Summary of Significant Accounting Policies, effective July 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326)-Troubled Debt Restructurings. The Company may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered under ASU 2022-02 include principal reductions, interest rate reductions, term extensions, or a combination. There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the three and nine months ended March 31, 2024.

There were no loans modified as troubled debt restructurings during the three and nine months ended March 31, 2023. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to March 31, 2023 which subsequently defaulted during the three or nine months ended March 31, 2023.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	March 31, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$3,413	$3,413	$4	$—
Commercial and industrial	96	—	—	—
Construction	—	—	—	—
Residential mortgages	3,480	—	—	—
Home equity loans and lines	1,696	—	—	—
Consumer	—	—	—	—
	$8,685	$3,413	$4	$—

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

March 31, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$4,081	Commercial Real Estate Property
Commercial and industrial	96	Business Assets
Construction	—
Residential mortgages	—
Home equity loans and lines	—
Consumer	—
$4,177

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	March 31, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$884	$—	$4	$888	$414,303	$415,191
Commercial and industrial	17	—	—	17	97,255	97,272
Construction	—	—	—	—	107,445	107,445
Residential mortgages	1,263	845	429	2,537	603,870	606,407
Home equity loans and lines	1,025	262	661	1,948	90,878	92,826
Consumer	3	22	—	25	14,623	14,648
Total	$3,192	$1,129	$1,094	$5,415	$1,328,374	$1,333,789

	June 30, 2023
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$4,798	$—	$4,458	$9,256	$401,909	$411,165
Commercial and industrial	678	100	352	1,130	96,177	97,307
Construction	—	—	3,237	3,237	89,477	92,714
Residential mortgages	1,257	1,327	762	3,346	459,850	463,196
Home equity loans and lines	1,340	64	540	1,944	83,533	85,477
Consumer	18	22	—	40	16,739	16,779
Total	$8,091	$1,513	$9,349	$18,953	$1,147,685	$1,166,638

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$22,777	$48,102	$51,352	$23,752	$51,701	$177,891	$1,965	$—	$377,540
Special mention	—	—	—	—	16,542	6,628	—	—	23,170
Substandard	—	—	—	—	762	13,052	—	—	13,814
Doubtful	—	—	—	—	—	667	—	—	667
Total commercial real estate	$22,777	$48,102	$51,352	$23,752	$69,005	$198,238	$1,965	$—	$415,191

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$8,779	$7,713	$5,151	$3,172	$4,396	$8,003	$53,865	$—	$91,079
Special mention	—	—	1,167	—	1,250	242	641	—	3,300
Substandard	—	—	17	122	66	2,424	141	—	2,770
Doubtful	—	—	—	—	—	27	96	—	123
Total commercial and industrial	$8,779	$7,713	$6,335	$3,294	$5,712	$10,696	$54,743	$—	$97,272

Current period gross charge-offs	$—	$—	$—	$—	$—	$345	$—	$—	$345

Commercial construction
Risk Rating
Pass	$18,574	$12,508	$48,167	$20,506	$—	$5,419	$2,271	$—	$107,445
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$18,574	$12,508	$48,167	$20,506	$—	$5,419	$2,271	$—	$107,445

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$144,019	$210,686	$43,260	$57,324	$33,356	$114,170	$112	$—	$602,927
Non-performing	—	—	545	—	590	2,345	—	—	3,480
Total residential mortgages	$144,019	$210,686	$43,805	$57,324	$33,946	$116,515	$112	$—	$606,407

Current period gross charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6

Home equity loans and lines of credit
Performing	$6,020	$6,720	$9,657	$3,664	$1,426	$14,028	$49,615	$—	$91,130
Non-performing	—	—	102	—	—	653	941	—	1,696
Total home equity loans and lines of credit	$6,020	$6,720	$9,759	$3,664	$1,426	$14,681	$50,556	$—	$92,826

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$—	$12

Consumer
Performing	$1,334	$1,619	$115	$81	$22	$3,308	$8,169	$—	$14,648
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,334	$1,619	$115	$81	$22	$3,308	$8,169	$—	$14,648

Current period gross charge-offs	$71	$—	$21	$—	$1	$—	$—	$—	$93

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2023
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$352,874	$1,977	$56,196	$118	$411,165
Commercial and industrial	89,245	1,614	6,448	—	97,307
Construction	91,805	—	909	—	92,714
	$533,924	$3,591	$63,553	$118	$601,186

The Company considered the performance of the loan portfolio and its impact on the allowance for loan losses. For residential mortgages, home equity loans and lines of credit and consumer loan classes, the Company also evaluated credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

As of March 31, 2024 and June 30, 2023, the Company had pledged $606.5 million and $476.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At March 31, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $422.2 million, consisting of $211.1 million of interest rate swaps with commercial borrowers and $211.1 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2023, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $455.8 million, consisting of $227.9 million of interest rate swaps with commercial borrowers and $227.9 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	March 31, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$17,236	$17,236
Less: cash collateral applied	(17,100)	(16)
Net amount	$136	$17,220

	June 30, 2023
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$18,844	$18,844
Less: cash collateral applied	(18,160)	(16)
Net amount	$684	$18,828

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At March 31, 2024, the Company had received $17.1 million and deposited $16,000 as collateral for swap agreements with third-party counterparties. At June 30, 2023, the Company had received $18.2 million and deposited $16,000 as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income (Loss)				Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Unrealized gains/losses on securities (before tax):
Net losses included in net income	$—	$—	$5,645	$—	Net loss on securities transactions
Tax benefit	—	—	(1,475)	—	Income tax expense
Net of tax	—	—	4,170	—

Amortization of defined benefit plan items (before tax):
Net actuarial gain	—	—	—	—
Settlement recognition	—	—	—	—	Salaries and employee benefits
Tax benefit	—	—	—	—	Income tax expense
Net of tax	—	—	—	—
Total reclassification for the period, net of tax	$—	$—	$4,170	$—

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows (dollars in thousands):

	For the Three Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2024:
Accumulated other comprehensive income (loss) as of January 1, 2024	$(3,953)	$4,134	$181
Other comprehensive income before reclassifications	319	—	319
Amounts reclassified from accumulated other comprehensive income	—	—	—
Accumulated other comprehensive income (loss) as of March 31, 2024	$(3,634)	$4,134	$500

2023:
Accumulated other comprehensive loss as of January 1, 2023	$(15,447)	$(308)	$(15,755)
Other comprehensive income before reclassifications	3,971	—	3,971
Accumulated other comprehensive loss as of March 31, 2023	$(11,476)	$(308)	$(11,784)

	For the Nine Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2024:
Accumulated other comprehensive income (loss) as of July l, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	5,898	—	5,898
Amounts reclassified from accumulated other comprehensive income	4,170	—	4,170
Accumulated other comprehensive income (loss) as of March 31, 2024	$(3,634)	$4,134	$500

2023:
Accumulated other comprehensive loss as of July l, 2022	$(10,872)	$(308)	$(11,180)
Other comprehensive loss before reclassifications	(604)	—	(604)
Accumulated other comprehensive loss as of March 31, 2023	$(11,476)	$(308)	$(11,784)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$114	$1,406
Reclassification adjustment for losses included in net income	—	—
	114	1,406
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$114	$1,406

	For the Nine Months Ended
	March 31,
	2024	2023
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	$2,089	$(215)
Reclassification adjustment for losses included in net income	1,475	—
	3,564	(215)
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	—	—
	—	—
	$3,564	$(215)

8.EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Pension Plan

The Company maintains a noncontributory defined benefit pension plan covering substantially all of its full-time employees twenty-one years of age or older, with at least one year of service hired before September 1, 2019. Through December 31, 2009, pensions were paid as an annuity using a pension formula of 2.0% of the average of the five highest consecutive years of total compensation over the last ten years multiplied by credited service up to thirty years. Effective January 1, 2010, the plan was amended and service rendered thereafter is paid using a pension formula of 1.5%. Amounts contributed to the plan are determined annually on the basis of (a) the maximum amount allowable under Internal Revenue Service regulations and (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974 (“ERISA”). The defined benefit pension plan was amended, effective August 31, 2019, to close the plan to new employees hired on or after September 1, 2019, therefore, no new employees hired on or after September 1, 2019 would be eligible to participate in the defined benefit pension plan.

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$230	$383	$877	$1,150
Interest cost	379	471	1,299	1,414
Expected return on plan assets	(533)	(673)	(1,846)	(2,020)
Net periodic pension cost	$76	$181	$330	$544

Contributions

For the three and nine months ended March 31, 2024 and 2023, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Service cost	$6	$5	$18	$16
Interest cost	19	17	57	51
Amortization of net actuarial gain	(10)	(4)	(30)	(12)
Net periodic post-retirement benefit cost	$15	$18	$45	$55

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2024 was $11.0 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of March 31,
	2024	2023
Allocated	254,580	203,664
Committed to be allocated	12,729	12,729
Unallocated	751,016	801,932
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and nine months ended March 31, 2024 was $122,000 and $351,000, respectively.

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

	March 31, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$18,804	$246,215	$265,019
Standby letters of credit	—	20,816	20,816
	$18,804	$267,031	$285,835

	June 30, 2023
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$20,541	$277,088	$297,629
Standby letters of credit	—	28,372	28,372
	$20,541	$305,460	$326,001

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At March 31, 2024, approximately $268.9 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At March 31, 2024, approximately $520,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At March 31, 2024 and June 30, 2023, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at March 31, 2024 and June 30, 2023 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At March 31, 2024 and June 30, 2023, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 was recognized for the three and nine months ended March 31, 2024 and 2023. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of March 31, 2024. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through March 31, 2024, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through March 31, 2024, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies are asserting claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the nine months ended March 31, 2024 and 2023, the Bank recognized insurance recoveries in the amount of $1.2 million and $2.5 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations. Going forward, the Bank does not expect to recognize any such insurance recoveries, as the applicable policy limits and deductibles have been exceeded. For a fuller recitation of the procedural history of each of the matters summarized below, please refer to the Company’s earlier periodic filings on Forms 10-Q and 10-K. The Pioneer Parties (as defined below) vigorously dispute the assertions and claims in each of the matters noted below.

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. On April 10, 2023, the Court entered a memorandum decision and order granting Southwestern leave to file a third amended complaint adding Granite Solutions Groupe, Inc. (“Granite Solutions”) as a plaintiff and asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, aiding and abetting conversion, and aiding and abetting fraud. Southwestern and Granite Solutions filed the third amended complaint on April 26, 2023. The third amended complaint seeks a monetary judgment of at least $39.0 million, allegedly comprised of compensatory damages in excess of $13.0 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to the third amended complaint on May 12, 2023. In addition to denying that Southwestern or Granite Solutions is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against Southwestern and cross-claims against certain of the Mann Parties for common law fraud under New York law and violations of RICO. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. Southwestern filed its answer to the counterclaims on June 2, 2023. The parties currently are due to file any motions for summary judgment on or before June 3, 2024.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the Court. NatPay filed its complaint in intervention on August 18, 2020.  On April 10, 2023, the Court entered a memorandum decision and order granting NatPay leave to file an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. NatPay filed its amended complaint on April 13, 2023. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to NatPay’s amended complaint on May 12, 2023. In addition to denying that NatPay is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against NatPay and cross-claims against certain of the Mann Parties for violations of RICO. The Pioneer Parties contend that the actions of NatPay and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. On June 23, 2023, NatPay filed a motion to dismiss the counterclaims and certain affirmative defenses of the Pioneer Parties.  The Pioneer Parties filed their opposition to the motion on July 21, 2023, and the motion was fully briefed and submitted to the Court for decision on August 4, 2023. On December 21, 2023, the Court entered an order granting NatPay’s motion. On January 18, 2024, the Pioneer Parties filed a motion for reconsideration of the Court’s order and for leave to amend their answer and counterclaims. On April 3, 2024, the Court entered an order granting the Pioneer Parties leave to amend their answer and counterclaims. The Pioneer Parties thereafter filed their amended answer and counterclaims on April 15, 2024. NatPay filed its reply to amended counterclaims on April 29, 2024. The parties currently are due to file any motions for summary judgment on or before June 3, 2024.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court. On February 16, 2023, Cachet filed an amended complaint in lieu of responding to the Pioneer Parties’ motion to dismiss. The amended complaint, like the initial complaint, alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet. Cachet’s complaint asserts causes of action against the Pioneer Parties for avoidance and recovery of constructive fraudulent transfers, conversion, unjust enrichment, money had and received, violation of California Penal Code § 496(a), violations of RICO, aiding and abetting fraud, and declaratory relief. Cachet asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and costs of suit and attorneys’ fees. Cachet also seeks “treble damages according to proof and attorneys’ fees,” and for its aiding abetting fraud claim, Cachet seeks “general, consequential and special damages in an amount to be proven at trial.” On April 28, 2023, the Pioneer Parties filed a motion to dismiss the amended complaint. On September 6, 2023, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the Court dismissed Cachet’s claims for violations of RICO, violation of California Penal Code § 496(a), aiding and abetting fraud and conversion, and for declaratory relief. The Court denied the Pioneer Parties’ motion as to the claims for conversion, unjust enrichment, and money had and received. The Court permitted Cachet to file a second amended complaint. On September 20, 2023, Cachet filed a motion for reconsideration of the Court’s Order. The Pioneer Parties filed their opposition on October 26, 2023, and Cachet filed its reply on November 2, 2023. On November 16, 2023, the Court entered an order granting the motion to the extent of clarifying certain rulings in the September 6, 2023 order relating to the denial of the motion to dismiss as to Cachet’s conversion claim and the dismissal of Cachet’s RICO claim. Cachet initially filed its second amended complaint on February 5, 2024, but pursuant to a stipulation and order entered on February 29, 2024, Cachet withdrew that version of the second amended complaint and filed a revised second amended complaint on April 8, 2024. The second amended complaint asserts claims for conversion, unjust enrichment, money had and received, violations of RICO, and aiding and abetting conversion and fraud. On May 8, 2024, the Pioneer Parties filed a motion to dismiss the second amended complaint. Subject to the Court’s approval, the parties have agreed that Cachet’s deadline to file any opposition to the Pioneer Parties’ motion will be June 13, 2024, and the Pioneer Parties’ deadline to file any reply in further support of the motion will be June 27, 2024.

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

On April 30, 2020, the U.S. Department of Justice (“DOJ”), with the authorization of a delegate of the Secretary of the Treasury, filed a civil complaint against the Company and the Bank (and Cloud Payroll, LLC) in the United States District Court for the Northern District of New York. The complaint alleges, among other things, that the Pioneer Parties wrongfully set off approximately $7.3 million from an account held by Cloud Payroll to apply towards debts allegedly owed to the Bank by Cloud Payroll and other affiliates of Michael Mann. The complaint alleges that the funds in question were comprised of payroll taxes and thus subject to a statutory trust under 26 U.S.C. § 7501 that prohibited the Bank from setting off those funds to apply towards debts owed to the Bank. The complaint seeks return of any payroll taxes, plus interest. On October 21, 2020, the DOJ filed an amended complaint that dropped one of the DOJ’s claims against the Pioneer Parties but continues to seek return of any payroll taxes, plus interest. The amended complaint relates to the same set of facts described above in “Mann Entities Related Fraudulent Activity”, and the alleged payroll taxes, plus interest, sought in this proceeding may be part of the recovery sought in the Southwestern and NatPay complaints described above. On November 4, 2020, the Pioneer Parties filed their answer and affirmative defenses to the DOJ’s amended complaint. On November 15, 2023, the Court entered an order staying discovery until January 16, 2024 to allow the parties to continue discussions about a potential resolution of the matter. On January 12, 2024, the parties filed a joint letter with the Court requesting an extension of the discovery stay until March 18, 2024 to enable the parties to finalize resolution of the matter. On January 16, 2024, the Court entered an order granting the requested extension. On March 15, 2024, after reaching a confidential settlement agreement, the parties filed a stipulation of dismissal of the action with prejudice, which the Court approved on March 18, 2024.

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

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13,

2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. On October 14, 2022, the magistrate judge assigned to the case entered a report and recommendation recommending the motion to dismiss the Bank’s petition be granted in part and denied in part. On October 28, 2022, the Bank filed an objection to the magistrate judge’s report and recommendation. The government filed its opposition to the Bank’s objection on November 21, 2022. On April 5, 2024, the district judge entered an order overruling the Bank’s objection and affirming the magistrate judge’s report and recommendation. The court ordered the matter to proceed to a hearing but has not yet set a date for the hearing.

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs in the second complaint seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment. Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees. The Pioneer Parties acknowledged service of the complaints as of December 30, 2022. On February 28, 2023, the Pioneer Parties filed motions to dismiss the complaints. On April 7, 2023, the plaintiffs filed amended complaints that assert the same causes of action but include additional allegations. On April 27, 2023, the Pioneer Parties elected to withdraw their pending motions to dismiss and file renewed motions to dismiss the amended complaints. The Pioneer Parties filed renewed motions to dismiss on June 26, 2023. On August 25, 2023, plaintiffs in both putative class actions filed their responses to the renewed motions to dismiss filed by the Pioneer Parties. On October 6, 2023, the Pioneer Parties filed their reply to the response of the plaintiffs. On February 1, 2024, the court entered an order, on its own motion, staying both actions pending the outcome of the ongoing, earlier-filed federal litigation described above. The court instructed the parties to provide a joint written update as to the status of the federal litigation by July 31, 2024.

On December 6, 2023, Sidra Riggins filed a putative class action complaint against the Bank in the United States District Court for the Northern District of New York. The plaintiff is an alleged customer of the Bank who asserts claims for breach of contract, unjust enrichment, violation of New York General Business Law § 349, and violation of the Electronic Funds Transfer Act, 15 U.S.C. §§ 1693 et seq. The plaintiff’s claims concern alleged practices of the Bank relating to fees that the Bank allegedly assessed in connection with certain types of overdrafts or transaction items returned for insufficient funds. The plaintiff seeks to assert her claims on behalf of the following individuals: (i) New York citizens who held checking accounts at the Bank and were assessed an overdraft fee on a debit card transaction that was authorized on sufficient funds and settled on negative funds in the same amount for which the debit card transaction was authorized; (ii) New York citizens who are assessed multiple fees on a transaction item in a checking account held at the Bank; and (iii); New York citizens who were assessed an overdraft fee on a transaction that did not overdraw the account. The Bank acknowledged service of the complaint on January 3, 2024. On March 4, 2024, the Bank moved to dismiss the complaint in its entirety. On March 22, 2024, the plaintiff filed an amended complaint in lieu of responding to the Bank’s motion. On April 5, 2024, the Bank moved to dismiss the amended complaint in its entirety. The plaintiff’s opposition to the motion is due to be filed on May 28, 2024, and the Bank’s reply in further support of the motion is due to be filed on June 18, 2024. The Bank vigorously disputes the assertions and claims in this matter.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		March 31, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$271,785	$271,785	$—	$—
Municipal obligations	24,642	—	24,642	—
Other debt securities	466	—	466
Total available for sale securities	296,893	271,785	25,108	—
Derivative assets	136	—	136	—
Total	$297,029	$271,785	$25,244	$—

Liabilities:
Derivative liabilities	$17,220	$—	$17,220	$—
Total	$17,220	$—	$17,220	$—

		Fair Value Measurements at
		June 30, 2023 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$377,729	$377,729	$—	$—
Municipal obligations	53,434	—	53,434	—
Other debt securities	504	—	504
Total available for sale securities	431,667	377,729	53,938	—
Equity securities	2,413	2,413	—	—
Derivative assets	684	—	684	—
Total	$434,764	$380,142	$54,622	$—

Liabilities:
Derivative liabilities	$18,828	$—	$18,828	$—
Total	$18,828	$—	$18,828	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Individually evaluated loans:
Commercial loans	$539	$—	$—	$539

June 30, 2023
Impaired loans:
Commercial loans	$539	$—	$—	$539

Individually evaluated loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $764,000 with a valuation allowance of $225,000 resulting in an estimated fair value of $539,000 as of March 31, 2024. Individually evaluated loans had a carrying amount of $1.3 million with a valuation allowance of $792,000 resulting in an estimated fair value of $539,000 as of June 30, 2023.

The Company had no other real estate owned at March 31, 2024 or June 30, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
March 31, 2024
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

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	March 31, 2024
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$246,541	$246,541	$246,541	$—	$—
Securities available for sale	296,893	296,893	271,785	25,108	—
Securities held to maturity	23,317	20,793	—	20,793	—
FHLBNY stock	1,421	1,421	—	1,421	—
Net loans receivable	1,312,189	1,259,330	—	—	1,259,330
Accrued interest receivable	7,688	7,688	—	7,688	—
Derivative assets	136	136	—	136	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,505,866	$1,505,866	$—	$1,505,866	$—
Time deposits	142,144	140,824	—	140,824	—
Mortgagors’ escrow deposits	5,983	5,983	—	5,983	—
Accrued interest payable	105	105	—	105	—
Derivative liabilities	17,220	17,220	—	17,220	—

	June 30, 2023
			Fair Value Measurements Using
				Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$150,478	$150,478	$150,478	$—	$—
Securities available for sale	431,667	431,667	377,729	53,938	—
Securities held to maturity	23,949	21,744	—	21,744	—
Equity securities	2,413	2,413	2,413	—	—
FHLBNY stock	1,196	1,196	—	1,196	—
Net loans receivable	1,144,169	1,095,366	—	—	1,095,366
Accrued interest receivable	7,194	7,194	—	7,194	—
Derivative assets	684	684	—	684	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,424,874	$1,424,874	$—	$1,424,874	$—
Time deposits	116,977	114,596	—	114,596	—
Mortgagors’ escrow deposits	7,888	7,888	—	7,888	—
Accrued interest payable	84	84	—	84	—
Derivative liabilities	18,828	18,828	—	18,828	—

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three and nine months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in thousands)
Non-interest Income
In scope
Insurance services	$671	$690	$2,404	$2,405
Wealth management services	1,627	1,025	4,631	3,231
Service charges on deposit accounts	588	590	1,837	1,852
Card services income	666	691	2,130	2,212
Other	86	238	292	393
Non-interest income in scope	3,638	3,234	11,294	10,093

Non-interest income out of scope	596	16	1,348	908

Total non-interest income	$4,234	$3,250	$12,642	$11,001

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

The following tables include quantitative data related to the Company’s operating and finance leases:

	As of March 31, 2024	As of June 30, 2023

	(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$558	$608
Operating leases	5,332	5,448
	$5,890	$6,056
Lease liabilities:
Finance leases	$653	$711
Operating leases	5,610	5,713
	$6,263	$6,424

Other information:
Weighted-average remaining lease term for finance leases (in years)	68.8	64.9
Weighted-average remaining lease term for operating leases (in years)	13.4	14.2
Weighted-average discount rate for finance leases	5.73%	5.62%
Weighted-average discount rate for operating leases	3.90%	3.87%

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in thousands)
Lease expense:
Finance lease expense
Amortization of ROU assets	$25	$25	$75	$74
Interest on lease liabilities	8	8	24	24
Operating lease expense	163	151	484	455
Variable lease expense	61	58	180	158
Total:	$257	$242	$763	$711

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases (i.e. interest)	$30	$16	$31	$17
Finance cash flows from finance leases (i.e. principal portion)	$26	$40	$76	$89
Operating cash flows from operating leases	$158	$147	$468	$438
ROU assets obtained in exchange for new finance lease liabilities	$26	$—	$26	$—
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$199	$—

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended March 31,
2025	$130	$639
2026	79	605
2027	36	582
2028	36	584
2029	34	527
Thereafter	2,550	4,341
Total undiscounted cash flows	2,865	7,278
Less: present value discount	(2,212)	(1,668)
Total lease liabilities	$653	$5,610

13.EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially diluted common stock equivalents as of March 31, 2024 or March 31, 2023.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2024	2023	2024	2023

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$4,719	6,024	$11,330	$17,441

Average number of common shares outstanding	25,977,679	25,977,679	25,977,679	25,977,679
Less: Average unallocated ESOP shares	757,380	808,297	763,745	814,661
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	25,220,299	25,169,382	25,213,934	25,163,018

Net earnings per common share:
Basic	$0.19	$0.24	$0.45	$0.69
Diluted	$0.19	$0.24	$0.45	$0.69

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	the failure of financial institutions in 2023 and 2024 which may adversely affect market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	competition within our market area that is stronger than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions, as well as other non-traditional competitors;

●	risks associated with loan participations, including the risk of non-performing loans, disputes, or indemnification obligations with respect to other participants;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in our costs of legal expenses, including defending against significant litigation;
●	any future Federal Deposit Insurance Corporation (“FDIC”) insurance premium increases, or special assessments may adversely affect our earnings;
●	fluctuations in the stock market may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees in the future; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Insurance premiums include expenses related to various insurance policies, excluding federal deposit insurance premiums.

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

Recent Developments

Charter Conversion

On April 1, 2024, the Bank completed its conversion to a national bank following approval of the conversion by the Office of the Comptroller of the Currency (the “OCC”), the regulator of national banks. Following the completion of the conversion, the Bank will operate under the name “Pioneer Bank, National Association” and be subject to the supervision, regulation and examination by the OCC. The Bank will continue to operate in the same mutual holding company structure as it did prior to the conversion, with the Company and Pioneer Bancorp, MHC as the Bank’s parent bank holding companies.

Balance Sheet Repositioning

On December 28, 2023, the Company completed a balance sheet repositioning, by selling $74.5 million of lower-yielding available for sale securities with an average book yield of approximately 0.83% and weighted average remaining life of 2.2 years, recognizing a pre-tax loss on the sale of $5.6 million. Proceeds from the sale were initially redeployed into interest-earning deposits with banks with an average book yield of 5.40% and ultimately the Company reinvested the proceeds into loans and securities available for sale yielding current market rates during the quarter ended March 31, 2024. The transaction had a neutral impact on shareholders’ equity and book value per share as of the date of the sale, as unrealized losses on securities available for sale are already accounted for as a deduction to shareholders’ equity. Beginning in the quarter ended March 31, 2024, this transaction began to have a favorable impact on the Company’s net income, net interest margin, return on average assets, and return on average equity.

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

While the Bank has been reimbursed in the past by its insurer for certain legal fees and expenses associated with this matter, the Bank does not expect to recognize any such insurance recoveries in the future, as the applicable policy limits and deductibles have been exceeded. For additional details regarding legal, other proceedings and related matters see “Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

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

The following represent our critical accounting policies and estimates:

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for credit losses on loans, securities held to maturity and unfunded commitments. Effective July 1, 2023, the measurement of Current Expected Credit Losses (“CECL”) on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses on loans and securities held to maturity, as reported in our consolidated statements of condition, are adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-offs, net of recoveries. The allowance for credit losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws and is included in other liabilities on the Company’s consolidated statements of condition. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (the incurred loss method).

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

	For the Three Months Ended March 31,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,301,493	$18,740	5.92%	$1,079,801	$14,658	5.62%
Securities	337,408	2,341	2.82%	531,222	2,624	2.02%
Interest-earning deposits and other	148,493	2,034	5.62%	130,280	1,497	4.74%
Total interest-earning assets	1,787,394	23,115	5.30%	1,741,303	18,779	4.45%
Non-interest-earning assets	144,174			153,796
Total assets	$1,931,568			$1,895,099

Interest-bearing liabilities:
Demand deposits	$188,082	$856	1.84%	$179,275	$243	0.55%
Savings deposits	268,911	43	0.06%	312,959	31	0.04%
Money market deposits	500,529	3,474	2.82%	433,142	650	0.61%
Certificates of deposit	129,029	1,163	3.67%	65,234	125	0.78%
Total interest-bearing deposits	1,086,551	5,536	2.07%	990,610	1,049	0.43%
Borrowings and other	22,077	248	4.60%	22,763	214	3.87%
Total interest-bearing liabilities	1,108,628	5,784	2.11%	1,013,373	1,263	0.51%
Non-interest-bearing deposits	494,909			588,574
Other non-interest-bearing liabilities	41,728			39,929
Total liabilities	1,645,265			1,641,876
Total shareholders' equity	286,303			253,223
Total liabilities and shareholders' equity	$1,931,568			$1,895,099
Net interest income		$17,331			$17,516
Net interest rate spread (1)			3.19%			3.94%
Net interest-earning assets (2)	$678,766			$727,930
Net interest margin (3)			3.96%			4.14%
Average interest-earning assets to interest-bearing liabilities	161.23%			171.83%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Nine Months Ended March 31,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,237,833	$52,996	5.74%	$1,039,462	$39,676	5.12%
Securities	404,930	7,510	2.48%	530,780	7,081	1.78%
Interest-earning deposits and other	102,711	4,252	5.55%	216,832	5,192	3.20%
Total interest-earning assets	1,745,474	64,758	4.97%	1,787,074	51,949	3.89%
Non-interest-earning assets	149,154			150,372
Total assets	$1,894,628			$1,937,446

Interest-bearing liabilities:
Demand deposits	$163,944	$2,253	1.83%	$185,643	$555	0.40%
Savings deposits	276,881	136	0.07%	319,229	83	0.03%
Money market deposits	480,798	9,132	2.54%	448,675	1,151	0.34%
Certificates of deposit	120,581	3,057	3.39%	68,177	298	0.58%
Total interest-bearing deposits	1,042,204	14,578	1.87%	1,021,724	2,087	0.27%
Borrowings and other	25,835	865	4.48%	22,415	538	3.21%
Total interest-bearing liabilities	1,068,039	15,443	1.93%	1,044,139	2,625	0.34%
Non-interest-bearing deposits	503,910			605,933
Other non-interest-bearing liabilities	45,237			39,704
Total liabilities	1,617,186			1,689,776
Total shareholders' equity	277,442			247,670
Total liabilities and shareholders' equity	$1,894,628			$1,937,446
Net interest income		$49,315			$49,324
Net interest rate spread (1)			3.04%			3.56%
Net interest-earning assets (2)	$677,435			$742,935
Net interest margin (3)			3.78%			3.69%
Average interest-earning assets to interest-bearing liabilities	163.43%			171.15%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024 vs. 2023			2024 vs. 2023
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,245	$837	$4,082	$8,140	$5,180	$13,320
Securities	(1,155)	872	(283)	(1,929)	2,358	429
Interest-earning deposits and other	230	307	537	(3,582)	2,642	(940)
Total interest-earning assets	2,320	2,016	4,336	2,629	10,180	12,809

Interest-bearing liabilities:
Demand deposits	13	600	613	(72)	1,770	1,698
Savings deposits	(5)	17	12	(12)	65	53
Money market deposits	116	2,708	2,824	88	7,893	7,981
Certificates of deposit	216	822	1,038	380	2,379	2,759
Total interest-bearing deposits	340	4,147	4,487	384	12,107	12,491
Borrowings and other	(7)	41	34	91	236	327
Total interest-bearing liabilities	333	4,188	4,521	475	12,343	12,818
Change in net interest income	$1,987	$(2,172)	$(185)	$2,154	$(2,163)	$(9)

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

Total Assets. Total assets of $1.98 billion at March 31, 2024 increased $125.6 million, or 6.8%, from $1.86 billion at June 30, 2023. The increase was due primarily to an increase of $168.0 million, or 14.7%, in net loans receivable, and an increase of $96.1 million, or 63.8% in cash and cash equivalents, offset in part by a decrease of $134.8 million, or 31.2% in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents of $246.5 million at March 31, 2024, increased $96.1 million, or 63.8%, from $150.5 million at June 30, 2023. This increase was primarily a result of a net increase in deposits of $106.2 million, a decrease in securities available for sale of $134.8 million, offset by an increase in net loans receivable of $168.0 million, and during the nine months ended March 31, 2024.

Securities Available for Sale. Total securities available for sale of $296.9 million at March 31, 2024 decreased $134.8 million, or 31.2%, from $431.7 million at June 30, 2023. The decrease was primarily due to sales of $74.5 million and maturities of $100.0 million, offset in part by purchases of U.S. Government and agency obligations and municipal obligations of $30.3 million and a decrease in net unrealized losses of $13.6 million (including a $5.6 million decrease related to losses realized from the sale of securities available for sale described in “Recent Developments”) during the nine months ended March 31, 2024.

Net Loans Receivable. Net loans receivable of $1.31 billion at March 31, 2024 increased $168.0 million, or 14.7%, from $1.14 billion at June 30, 2023. By loan category, residential mortgage loans increased by $143.2 million, or 30.9%, to $606.4 million at March 31, 2024 from $463.2 million at June 30, 2023, commercial construction loans increased by $14.7 million, or 15.9%, to $107.4 million at March 31, 2024 from $92.7 million at June 30, 2023, commercial real estate loans increased by $4.0 million, or 1.0%, to $415.2 million at March 31, 2024 from $411.2 million at June 30, 2023, and home equity loans and lines of credit increased by $7.3 million, or 8.6%, to $92.8 million at March 31, 2024 from $85.5 million at June 30, 2023. These increases were partially offset by a decrease in consumer loans of $2.1 million, or 12.7%, to $14.7 million at March 31, 2024 from $16.8 million at June 30, 2023. Commercial and industrial loans were unchanged at $97.3 million at March 31, 2024 and June 30, 2023.

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

Deposits. Total deposits of $1.65 billion at March 31, 2024 increased $106.2 million, or 6.9%, from $1.54 billion at June 30, 2023. By deposit category, money market accounts increased by $73.0 million, or 15.8%, to $535.9 million at March 31, 2024 from $462.9 million at June 30, 2023, demand accounts increased by $69.3 million, or 49.9%, to $208.1 million at March 31, 2024 from $138.8 million at June 30, 2023, and certificates of deposit increased by $25.1 million, or 21.5%, to $142.1 million at March 31, 2024 from $117.0 million at June 30, 2023 (included in certificates of deposit were brokered deposits which decreased by $21.8 million to $14.7 million at March 31, 2024 from $36.5 million at June 30, 2023). These increases were partially offset by a decrease in non-interest-bearing demand accounts by $33.6 million, or 6.4%, to $492.5 million at March 31, 2024 from $526.1 million at June 30, 2023 and a decrease in savings accounts by $27.6 million, or 9.3%, to $269.4 million at March 31, 2024 from $297.0 million at June 30, 2023.

The increase in demand accounts and money market accounts was primarily related to growth in municipal deposits due to seasonality. The increase in certificates of deposit was primarily related to a migration of funds from non-interest-bearing demand, savings, and other lower rate interest-bearing accounts. The decrease in non-interest-bearing demand and savings accounts was primarily related to migration of funds to higher interest-bearing accounts. As of March 31, 2024 and June 30, 2023, estimated uninsured deposits, net of collateralized deposits, totaled $229.4 million and $228.4 million, or 13.9% and 14.8% of total deposits, respectively.

Total Shareholders’ Equity. Total shareholders’ equity of $289.0 million at March 31, 2024 increased $22.3 million, or 8.3%, from $266.7 million at June 30, 2023 primarily as a result of net income of $11.3 million, an increase in accumulated other comprehensive income of $10.1 million and the net increase of $507,000 related to the day-one CECL adjustment during the nine months ended March 31, 2024.

Comparison of Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023

General.  Net income decreased by $1.3 million to $4.7 million for the three months ended March 31, 2024 as compared to $6.0 million for the three months ended March 31, 2023. The decrease was primarily due to an increase in non-interest expense of $2.3 million, and a decrease in net interest income of $185,000, partially offset by an increase in non-interest income of $984,000 and a decrease in income tax expense of $307,000.

Interest and Dividend Income.  Interest and dividend income increased $4.3 million, or 23.1%, to $23.1 million for the three months ended March 31, 2024, from $18.8 million for the three months ended March 31, 2023 due to increases in interest income on loans and interest-earning deposits with banks and other, offset in part by a decrease in interest income on securities. The increase was the result of an 85 basis points increase in the average yield on interest-earning assets to 5.30% for the three months ended March 31, 2024, from 4.45% for the three months ended March 31, 2023. The increase in the average yield on interest-earning assets was driven by an increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans. Average interest-earning assets increased by $46.1 million from $1.74 billion for the three months ended March 31, 2023 to $1.79 billion for the three months ended March 31, 2024 due to the increase in the average balance of loans.

Interest income on loans increased $4.0 million, or 27.8%, to $18.7 million for the three months ended March 31, 2024 from $14.7 million for the three months ended March 31, 2023. Interest income on loans increased due to a $221.7 million increase in the average balance of loans to $1.30 billion for the three months ended March 31, 2024 from $1.08 billion for the three months ended March 31, 2023, coupled with a 30 basis points increase in the average yield on loans to 5.92% for the three months ended March 31, 2024 from 5.62% for the three months ended March 31, 2023. The increase in the average balance of loans was principally due to purchases of residential mortgage loans. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased during the three months ended March 31, 2024 and market related increases in interest rates on new loans as compared to the same period in the prior year.

Interest income on securities decreased $283,000, or 10.8%, to $2.3 million for the three months ended March 31, 2024 from $2.6 million for the three months ended March 31, 2023. Interest income on securities decreased due to a $193.8 million decrease in the average balance of securities to $337.4 million for the three months ended March 31, 2024 from $531.2 million for the three months ended March 31, 2023, offset in part by a 80 basis points increase in the average yield on securities to 2.82% for the three months ended March 31, 2024 from 2.02% for the three months ended March 31, 2023. The decrease in the average balance of securities was due to the sales of U.S. government and agency securities, and maturities of U.S. government and agency and municipal obligation securities, outpacing purchases during the three months ended March 31, 2024, in conjunction with an asset allocation shift, using investment securirties cash flow to fund higher yielding assets. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the three and nine months ended March 31, 2024 partially replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities.

Interest income on interest-earning deposits with banks and other increased $537,000 to $2.0 million for the three months ended March 31, 2024 from $1.5 million for the three months ended March 31, 2023. Interest income on interest-earning deposits with banks and other increased due to a $18.2 million increase in average balances on interest-earning deposits with banks and other to $148.5 million for the three months ended March 31, 2024 from $130.3 million for the three months ended March 31, 2023 primarily due to a net increase in deposits, as well as a 88 basis points increase in the average yield on interest-earning deposits with banks and other to 5.62% for the three months ended March 31, 2024 from 4.74% for the three months ended March 31, 2023 primarily due to an increase in yields on interest-earning deposits with banks due to rising market interest rates.

Interest Expense.  Interest expense increased $4.5 million to $5.8 million for the three months ended March 31, 2024 from $1.3 million for the three months ended March 31, 2023 as a result of increases in interest expense on deposits and on borrowings and other. The increase was primarily due to a 160 basis points increase in the average cost of interest-bearing liabilities to 2.11% for the three months ended March 31, 2024 from 0.51% for the three months ended March 31, 2023, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $4.5 million to $5.5 million for the three months ended March 31, 2024 from $1.0 million for the three months ended March 31, 2023. Interest expense on interest-bearing deposits increased primarily due to a 164 basis points increase in the average cost of interest-bearing deposits to 2.07% for the three months ended March 31, 2024 from 0.43% for the three months ended March 31, 2023, as well as a shift in the mix of interest-bearing deposits to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $96.0 million to $1.09 billion for the three months ended March 31, 2024 from $990.6 million for the three months ended March 31, 2023. The increase in the average cost of interest-bearing deposits was primarily due to the increase in market interest rates and a shift in the mix of deposits to higher-cost money market deposits and certificates of deposit. The increase in the average balance of interest-bearing deposits was due to higher average certificates of deposit balances (included in certificates of deposit were brokered deposits which increased by $4.7 million, on average, for the three months ended March 31, 2024 as compared to the same period in the prior year).

Interest expense on borrowings and other liabilities increased $34,000 to $248,000 for the three months ended March 31, 2024 from $214,000 for the three months ended March 31, 2023 due primarily to the increase in average cost of borrowings and other liabilities of 73 basis points to 4.60% for the three months ended March 31, 2024 from 3.87% for the three months ended March 31, 2023, as a result of the increase in the Federal Funds target rate throughout calendar year 2022 and continued in the first half of calendar year 2023, offset in part by a decrease in average borrowings and other liabilities of $686,000 to $22.1 million for the three months ended March 31, 2024 from $22.8 million for the three months ended March 31, 2023.

We continue to monitor the effects the increase in market rates are having on deposit rates and we anticipate the impact will lead to a continued increase in rates on deposits and other interest-bearing liabilities. The expected increase in rates on deposits is reflective of our strategy to maintain a strong core deposit base and continue to provide competitive offerings to customers. We have been and will be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and municipal customers, as an important component of this strategy. In addition, we expect the increase in funding costs due to higher deposit costs, potentially an increase in use of brokered deposits and potentially an increase in the use of higher cost wholesale borrowings may result in continued pressure on net interest margin over the next quarter.

Net Interest Income.  Net interest income of  $17.3 million for the three months ended March 31, 2024 decreased $185,000, or 1.1%, compared to $17.5 million for the three months ended March 31, 2023 as net interest margin decreased 18 basis points to 3.96% for the three months ended March 31, 2024 from 4.14% for the three months ended March 31, 2023. Additionally, net interest-earning assets decreased by $49.1 million to $678.8 million for the three months ended March 31, 2024 from $727.9 million for the three months ended March 31, 2023 as a result of a shift in deposit mix which increased interest-bearing deposits, as well as a decrease in securities. Net interest rate spread decreased 75 basis points to 3.19% for the three months ended March 31, 2024 from 3.94% for the three months ended March 31, 2023.

Provision for Credit Losses.  The provision for credit losses was $80,000 for the three months ended March 31, 2024 as compared to no provision for the three months ended March 31, 2023. The provision for credit losses for the three months ended March 31, 2024 was primarily due to growth in the loan portfolio offset in part by improvements in asset quality. Non-performing assets were $8.7 million, or 0.44% of total assets, at March 31, 2024, compared to $17.7 million, or 0.96% of total assets, at June 30, 2023 and $10.1 million, or 0.54% of total assets, at March 31, 2023. The allowance for credit losses on loans was $21.6 million at March 31, 2024 and $22.2 million at March 31, 2023, representing 1.62% and 2.00% of total loans outstanding, respectively. Net charge-offs were $20,000, or an annualized 0.01% of average loans, for the three months ended March 31, 2024 compared to net recoveries of $22,000, or an annualized (0.01%) of average loans, for the three months ended March 31, 2023.

Non-Interest Income.  Non-interest income increased $984,000, or 30.3%, to $4.2 million for the three months ended March 31, 2024 as compared to $3.3 million for the three months ended March 31, 2023. Noninterest income increased primarily from a $583,000 increase in insurance and wealth management services income and a $445,000 increase in net gain on equity securities. The increase in insurance and wealth management services income was primarily due to the acquisition of Hudson Financial LLC which expanded our wealth management business into the Hudson Valley Region of New York. The net gain on equity securities was primarily related to the Bank’s sale of its entire equity securities portfolio in March 2024, which was done in conjunction with the previously announced conversion to a national bank.

Non-Interest Expense.  Non-interest expense increased $2.3 million, or 17.8%, to $15.4 million for the three months ended March 31, 2024 as compared to $13.1 million for the three months ended March 31, 2023. The increase was primarily due to an increase in professional fees of $1.9 million, and an increase in salaries and employee benefits expense of $319,000. Professional fees increased due to increased legal fees and expenses. Salaries and employee benefits expense increased due to compensation expense from annual merit increases.

Income Tax Expense. Income tax expense decreased $307,000 to $1.3 million for the three months ended March 31, 2024 as compared to $1.6 million for the three months ended March 31, 2023 primarily due to a decrease in income before income taxes. Our effective tax rate was 22.1% for the three months ended March 31, 2024 compared to 21.4% for the three months ended March 31, 2023.

Comparison of Operating Results for the Nine Months Ended March 31, 2024 and March 31, 2023

General.  Net income decreased by $6.1 million to $11.3 million for the nine months ended March 31, 2024 as compared to $17.4 million for the nine months ended March 31, 2023. The decrease was primarily due to an increase in non-interest expense of $7.2 million and an increase in provision for credit losses of $2.2 million, partially offset by a decrease in income tax expense of $1.6 million, and an increase in non-interest income of $1.6 million.

Interest and Dividend Income.  Interest and dividend income increased $12.9 million, or 24.7%, to $64.8 million for the nine months ended March 31, 2024, from $51.9 million for the nine months ended March 31, 2023 due to increases in interest income on loans and securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 108 basis points increase in the average yield on interest-earning assets to 4.97% for the nine months ended March 31, 2024, from 3.89% for the nine months ended March 31, 2023. The increase in the average yield on interest-earning assets was driven by an increase in variable rate loan yields and yields on interest-earning deposits with banks due to rising market interest rates, as well as due to market related increases in interest rates on new loans and securities. Average interest-earning assets decreased by $41.6 million from $1.79 billion for the nine months ended March 31, 2023 to $1.75 billion for the nine months ended March 31, 2024 due to decreases in the average balances of securities and interest-earning deposits and other.

Interest income on loans increased $13.3 million, or 33.6%, to $53.0 million for the nine months ended March 31, 2024 from $39.7 million for the nine months ended March 31, 2023. Interest income on loans increased due to a $198.3 million increase in the average balance of loans to $1.24 billion for the nine months ended March 31, 2024 from $1.04 billion for the nine months ended March 31, 2023, coupled with a 62 basis points increase in the average yield on loans to 5.74% for the nine months ended March 31, 2024 from 5.12% for the nine months ended March 31, 2023. The increase in the average balance of loans was principally due to purchases of residential mortgage loans. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased during the nine months ended March 31, 2024 and market related increases in interest rates on new loans as compared to the same period in the prior year.

Interest income on securities increased $429,000, or 6.1%, to $7.5 million for the nine months ended March 31, 2024 from $7.1 million for the nine months ended March 31, 2023. Interest income on securities increased due to a 70 basis points increase in the average yield on securities to 2.48% for the nine months ended March 31, 2024 from 1.78% for the nine months ended March 31, 2023, offset in part by a $125.9 million decrease in the average balance of securities to $404.9 million for the nine months ended March 31, 2024 from $530.8 million for the nine months ended March 31, 2023. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the nine months ended March 31, 2024 replacing scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities. The decrease in the average balance of securities was due to sales of U.S. government and agency securities, including the balance sheet repositioning transaction discussed in “Recent Developments” and maturities of U.S. government and agency and municipal obligation securities outpacing purchases throughout the later part of fiscal year 2023 and continuing during the nine months ended March 31, 2024, in conjunction with an asset allocation shift, using investment securities cash flow to fund higher yielding assets.

Interest income on interest-earning deposits with banks and other decreased $940,000 to $4.3 million for the nine months ended March 31, 2024 from $5.2 million for the nine months ended March 31, 2023. Interest income on interest-earning deposits with banks and other decreased due to a $114.1 million decrease in average balances on interest-earning deposits with banks and other to $102.7 million for the nine months ended March 31, 2024 from $216.8 million for the nine months ended March 31, 2023 primarily due to the funding of loans, offset in part by a 235 basis points increase in the average yield on interest-earning deposits with banks and other to 5.55% for the nine months ended March 31, 2024 from 3.20% for the nine months ended March 31, 2023 primarily as a result of the increase in the Federal Funds target rate during calendar year 2022 and continuing in the first half of calendar year 2023.

Interest Expense.  Interest expense increased $12.8 million to $15.4 million for the nine months ended March 31, 2024 from $2.6 million for the nine months ended March 31, 2023 as a result of increases in interest expense on deposits and on borrowings and other. The increase was primarily due to a 159 basis points increase in the average cost of interest-bearing liabilities to 1.93% for the nine months ended March 31, 2024 from 0.34% for the nine months ended March 31, 2023, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $12.5 million to $14.6 million for the nine months ended March 31, 2024 from $2.1 million for the nine months ended March 31, 2023. Interest expense on interest-bearing deposits increased primarily due to a 160 basis points increase in the average cost of interest-bearing deposits to 1.87% for the nine months ended March 31, 2024 from 0.27% for the nine months ended March 31, 2023, as well as a shift in interest-bearing deposit mix to higher interest rate deposit accounts, and an increase in average interest-bearing deposits of $20.5 million to $1.04 billion for the nine months ended March 31, 2024 from $1.02 billion for the nine months ended March 31, 2023. The increase in the average cost of interest-bearing deposits was primarily due to the increase in market interest rates and a shift in the mix of deposits to higher costing money market deposits and certificates of deposit. The increase in average balance of interest-bearing deposits was due to higher average certificates of deposit balances (included in certificates of deposit were brokered deposits which increased by $8.8 million, on average, for the nine months ended March 31, 2024 as compared to the same period in the prior year).

Interest expense on borrowings and other liabilities increased $327,000 to $865,000 for the nine months ended March 31, 2024 from $538,000 for the nine months ended March 31, 2023 due primarily to the increase in average cost of borrowings and other liabilities of 127 basis points to 4.48% for the nine months ended March 31, 2024 from 3.21% for the nine months ended March 31, 2023, as a result of the increase in the Federal Funds target rate throughout calendar year 2022 and continued in the first half of calendar year 2023, coupled with an increase in average borrowings and other liabilities of $3.4 million to $25.8 million for the nine months ended March 31, 2024 from $22.4 million for the nine months ended March 31, 2023.

We continue to monitor the effects the increase in market rates are having on deposit rates and we anticipate the impact will lead to a continued increase in rates on deposits and other interest-bearing liabilities. The expected increase in rates on deposits is reflective of our strategy to maintain a strong core deposit base and continue to provide competitive offerings to customers. We have been and will be proactive in managing customer relationships with depositors, particularly larger consumer, commercial and municipal customers, as an important component of this strategy. In addition, we expect the increase in funding costs due to higher deposit costs, potentially an increase in use of brokered deposits and potentially an increase in the use of higher cost wholesale borrowings may result in continued pressure on net interest margin over the next quarter.

Net Interest Income.  Net interest income was flat at $49.3 million for the nine months ended March 31, 2024 and for the nine months ended March 31, 2023 as net interest margin increased nine basis points to 3.78% for the nine months ended March 31, 2024 from 3.69% for the nine months ended March 31, 2023. Net interest-earning assets decreased by $65.5 million to $677.4 million for the nine months ended March 31, 2024 from $742.9 million for the nine months ended March 31, 2023 as a result of a shift in deposit mix which increased interest-bearing deposits, as well as a decrease in the average balances of securities and interest-earning deposits. Net interest rate spread decreased 52 basis points to 3.04% for the nine months ended March 31, 2024 from 3.56% for the nine months ended March 31, 2023.

Provision for Credit Losses.  The provision for credit losses was $2.0 million for the nine months ended March 31, 2024 as compared to a credit to the provision of $280,000 for the nine months ended March 31, 2023. The provision for credit losses for the nine months ended March 31, 2024 was primarily due to growth in the loan portfolio. Non-performing assets were $8.7 million, or 0.44% of total assets, at March 31, 2024, compared to $17.7 million, or 0.96% of total assets, at June 30, 2023 and $10.1 million, or 0.54% of total assets, at March 31, 2023. The allowance for credit losses on loans was $21.6 million at March 31, 2024 and $22.2 million at March 31, 2023, representing 1.62% and 2.00% of total loans outstanding, respectively. Net charge-offs were $391,000, or an annualized 0.04% of average loans, for the nine months ended March 31, 2024 compared to $30,000, or an annualized 0.00% of average loans, for the nine months ended March 31, 2023.

Non-Interest Income.  Non-interest income increased $1.6 million, or 14.9%, to $12.6 million for the nine months ended March 31, 2024 as compared to $11.0 million for the nine months ended March 31, 2023. Noninterest income increased primarily as a result of $6.0 million of income from the previously announced settlement of litigation as described in “Recent Developments” and also from a $1.4 million increase in insurance and wealth management services income, offset in part by a $5.6 million loss on sale of securities available for sale from the balance sheet repositioning transaction as described in “Recent Developments”. The increase in insurance and wealth management services income was primarily due to the acquisition of Hudson Financial LLC which expanded our wealth management business into the Hudson Valley Region of New York.

Non-Interest Expense.  Non-interest expense increased $7.1 million, or 18.6%, to $45.6 million for the nine months ended March 31, 2024 as compared to $38.5 million for the nine months ended March 31, 2023. The increase was primarily due to an increase in professional fees of $5.5 million, an increase in salaries and employee benefits expense of $887,000 and an increase in data processing of $313,000. Professional fees increased due to increased legal fees and expenses. Salaries and employee benefits expense increased due to compensation expense from annual merit increases. Data processing expense increased due to an increase in online, mobile and other banking transaction volumes.

Income Tax Expense. Income tax expense decreased $1.7 million to $3.0 million for the nine months ended March 31, 2024 as compared to $4.7 million for the nine months ended March 31, 2023 primarily due to a decrease in income before income taxes. Our effective tax rate was 21.2% for the nine months ended March 31, 2024 and 2023.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	March 31,	June 30,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,413	$8,025
Commercial and industrial	96	650
Commercial construction	—	—
Residential mortgages	3,480	4,000
Home equity loans and lines of credit	1,696	1,560
Consumer	—	—
Total non-accrual loans	8,685	14,235

Accruing loans past due 90 days or more:
Commercial real estate	4	174
Commercial and industrial	—	—
Commercial construction	—	3,237
Residential mortgages	—	120
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	4	3,531

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	—

Total non-performing assets	$8,689	$17,766

Total non-performing loans to total loans	0.65%	1.52%
Total non-performing assets to total assets	0.44%	0.96%

Non-accrual loans decreased $5.5 million to $8.7 million at March 31, 2024 from $14.2 million at June 30, 2023 primarily due to $4.3 million in paydowns on one commercial real estate loan relationship secured by various multi-family properties, as well as the payoff of two other commercial real estate loans and one commercial and industrial loan, and the charge-off of one commercial and industrial loan. Accruing loans past due 90 days or more decreased $3.5 million to $4,000 at March 31, 2024 from $3.5 million at June 30, 2023 primarily due to one commercial construction loan relationship that was made current during the first fiscal quarter of 2024.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of March 31, 2024 and June 30, 2023.

	At	At
	March 31,	June 30,
	2024	2023

	(In thousands)
Classification of Loans:
Substandard	$21,760	$69,233
Doubtful	790	118
Loss	—	—
Total Classified Loans	$22,550	$69,351

Special Mention	$26,470	$3,591

Total substandard loans decreased $47.4 million to $21.8 million at March 31, 2024 from $69.2 million at June 30, 2023 primarily due to the upgrades of several commercial real estate loan relationships out of the substandard category and payoffs/paydowns on several commercial real estate loan relationships.  The upgrades were primarily related to the upgrade to the special mention category of two commercial real estate loan relationships, a $16.5 million loan secured by a hotel and a $4.9 million loan secured by a senior housing facility, as well as the upgrade to the pass category of two commercial real estate loan relationships, a $5.0 million loan relationship secured by a hotel/banquet facility, and a $3.1 million loan secured by a senior housing facility. The payoffs/paydowns were primarily related to the partial payoff/refinance and upgrade of a $8.1 million commercial real estate loan relationship, the payoff of a $1.8 million commercial real estate loan and $4.3 million in paydowns on a commercial real estate loan relationship secured by various multi-family properties.

Total special mention loans increased by $22.9 million to $26.5 million at March 31, 2024 from $3.6 million at June 30, 2023 primarily due to the migration from the substandard category to the special mention category of two commercial real estate loan relationships, a $16.5 million loan secured by a hotel, and a $4.9 million loan secured by a senior housing facility.

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

In addition, bank regulators periodically review our allowance for credit losses on loans and as a result of such reviews, we may have to materially adjust our allowance for credit losses on loans or recognize further loan charge-offs.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Nine Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Allowance at beginning of period	$22,469	$22,524
Cumulative effect adjustment for the adoption of ASU 2016-13	(2,311)	—
Provision for credit losses	1,833	(280)

Charge offs:
Commercial real estate	—	31
Commercial and industrial	345	11
Commercial construction	—	—
Residential mortgages	6	26
Home equity loans and lines of credit	12	—
Consumer	93	130
Total charge-offs	456	198

Recoveries:
Commercial real estate	—	—
Commercial and industrial	50	71
Commercial construction	—	—
Residential mortgages	—	66
Home equity loans and lines of credit	2	14
Consumer	13	17
Total recoveries	65	168

Net charge-offs	391	30

Allowance at end of period	$21,600	$22,214

Allowance to non-performing loans	248.56%	220.49%
Allowance to total loans outstanding at the end of the period	1.62%	2.00%
Net charge-offs to average loans outstanding during the period (1)	0.04%	0.00%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At March 31, 2024, we had the ability to borrow up to $497.5 million from the Federal Home Loan Bank of New York, of which none was utilized for borrowings and $270.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2024, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets. We cannot predict what the impact of the events described in “Recent Developments – Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the third quarter of fiscal 2024.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2024, cash and cash equivalents totaled $246.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $296.9 million at March 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2024 totaled $115.6 million, or 7.01%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the OCC, NYSDFS and the FDIC. At March 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies developed a "Community Bank Leverage Ratio" (the ratio of a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The Bank and Pioneer Commercial Bank did not elect to become subject to the Community Bank Leverage Ratio as of March 31, 2024.

As of March 31, 2024, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent FDIC notification categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank:
As of March 31, 2024

Tier 1 (leverage) capital	$217,471	11.39%	$76,349	4.00%	N/A	N/A	$95,436	5.00%
Risk-based capital
Common Tier 1	$217,471	18.56%	$52,722	4.50%	$82,012	7.00%	$76,154	6.50%
Tier 1	$217,471	18.56%	$70,296	6.00%	$99,585	8.50%	$93,728	8.00%
Total	$232,223	19.82%	$93,728	8.00%	$123,017	10.50%	$117,159	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$208,576	11.47%	$72,733	4.00%	N/A	N/A	$90,916	5.00%
Risk-based capital
Common Tier 1	$208,576	18.85%	$49,795	4.50%	$77,459	7.00%	$71,926	6.50%
Tier 1	$208,576	18.85%	$66,393	6.00%	$94,057	8.50%	$88,524	8.00%
Total	$222,513	20.11%	$88,524	8.00%	$116,188	10.50%	$110,655	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of March 31, 2024

Tier 1 (leverage) capital	$51,291	9.10%	$22,550	4.00%	N/A	N/A	$28,188	5.00%
Risk-based capital
Common Tier 1	$51,291	47.11%	$4,899	4.50%	$7,621	7.00%	$7,077	6.50%
Tier 1	$51,291	47.11%	$6,533	6.00%	$9,254	8.50%	$8,710	8.00%
Total	$51,291	47.11%	$8,710	8.00%	$11,432	10.50%	$10,888	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$46,284	9.39%	$19,709	4.00%	N/A	N/A	$24,636	5.00%
Risk-based capital
Common Tier 1	$46,284	54.81%	$3,800	4.50%	$5,911	7.00%	$5,489	6.50%
Tier 1	$46,284	54.81%	$5,067	6.00%	$7,178	8.50%	$6,756	8.00%
Total	$46,284	54.81%	$6,756	8.00%	$8,867	10.50%	$8,444	10.00%

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

At March 31, 2024, we had $265.0 million of commitments to originate or purchase loans, comprised of $153.2 million of commitments under commercial loans and lines of credit (including $32.8 million of unadvanced portions of commercial construction loans), $70.2 million of commitments under home equity loans and lines of credit,

$34.5 million of commitments to purchase residential mortgage loans and $7.1 million of unfunded commitments under consumer lines of credit. In addition, at March 31, 2024, we had $20.8 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of March 31, 2024, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of the fiscal year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

Item 1A – Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Form 10-K”). Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below and in the Form 10-K also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

We are subject to fraud and compliance risk.

We are susceptible to fraudulent activity committed against us or our clients, which has in the past and may continue to result in negative impacts to the Company which may include, but are not limited to, financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, governmental and regulatory sanctions and penalties, or damage to our reputation. We have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. See “Part I, Item 1 – Consolidated Financial Statements – unaudited – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” for details. We expect these activities to continue to negatively impact our financial performance and results of operations. We are involved in numerous legal and other proceedings due to, among other reasons, the Mann Entities related fraudulent activity. See “Part II, Item 1 – Legal Proceedings,” for details. See “We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations” in our Annual Report on Form 10 K for the fiscal year ended June 30, 2023.

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

We maintain a system of internal controls and other measures to mitigate against such risks, including data processing system failures and errors, and customer fraud. If we fail to prevent or detect any such occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if the insurance companies dispute or deny coverage, it could have a material adverse effect on our business, financial condition and results of operations. With respect to the fraud described in “Part I, Item 1 – Consolidated Financial Statements – unaudited – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” and the proceedings described in “Part II, Item 1 – Legal Proceedings,” our insurance carriers have (a) denied coverage with respect to some of the claims, (b) accepted coverage, subject to certain conditions, with respect to some of the claims, and (c) sought additional information from the Company in order to further evaluate coverage. Costs related to the proceedings described in these two sections have exceeded the applicable limits and deductibles of our insurance policies. Further, though certain legal fees and expenses associated with these proceedings have been borne by our insurance carriers, up to applicable coverage limits and deductibles, such limits and deductibles have been met and/or exceeded, and we do not expect to recognize any additional insurance recoveries related to these claims. Because the amounts and timing of such legal fees and litigation-related expenses are inherently difficult to predict, there can be no assurance that legal fees and litigation-related expenses incurred by us in these proceedings will not continue to materially exceed the applicable insurance coverage limits and deductibles.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the third fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and nine months ended March 31, 2024, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

May 13, 2024	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

May 13, 2024	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer