Form 10-K
period 2024-06-30
Pioneer Bancorp, Inc./MD
filed 2024-09-25
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended June 30, 2024

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $10.01 as of December 31, 2023 was $108.1 million.

As of September 20, 2024 there were 26,173,904 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, “Pioneer” or the “Company” refers to Pioneer Bancorp, Inc., Pioneer Bank, National Association and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant Pioneer Bancorp, Inc.

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

In addition, the factors described under the headings “Critical Accounting Policies and Estimates” in Part II, Item 7, and “Risk Factors” in Part I, Item 1A, as well as other possible factors not listed, could cause our actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

●	inflation and changes in market interest rates that reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report;
●	general economic conditions, either nationally or in our market area, that are worse than expected;
●	Certain events in the recent past involving the failure of financial institutions which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	competition within our market area that is stronger than expected;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions, as well as other non-traditional competitors;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	the imposition of tariffs or other domestic or international governmental polices impacting the value of the products of our borrowers;
●	our ability to successfully integrate into our operations any assets, liabilities or systems we may acquire, as well as new management personnel or customers, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	changes in our costs of legal expenses, including defending against significant litigation;
●	any future FDIC insurance premium increases, or special assessments, which may adversely affect our earnings;
●	fluctuations in the stock market, which may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest;
●	acts of war or terrorism or pandemics such as the recent COVID-19 pandemic;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments.

Pioneer Bancorp, Inc.

The Company is a Maryland corporation organized in March 2019 and operates principally through its wholly-owned subsidiary, Pioneer Bank, National Association (the “Bank”). The Bank was first chartered in 1889 as a New York state chartered savings bank and following approval by the Office of the Comptroller of the Currency (the “OCC”) converted to a national bank on April 1, 2024. On July 17, 2019, the Company became the holding company for the Bank, when it closed its stock offering in connection with the completion of the reorganization of the Bank into the two-tier mutual holding company form of organization. The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “PBFS.”

As a result of the completed minority stock offering, the Company files interim, quarterly and annual reports with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers such as the Company that file electronically with the SEC. All filed SEC reports and interim filings can also be obtained from the Bank’s website (www.pioneerny.com), on the “Investor Relations” page, without charge.

The executive offices of the Company are located at 652 Albany Shaker Road, Albany, New York 12211, and its telephone number is (518) 730-3025. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Pioneer Bancorp, MHC

Pioneer Bancorp, MHC was formed as a New York mutual holding company and will, for as long as it is in existence, own a majority of the outstanding shares of the Company’s common stock.

Pioneer Bancorp, MHC’s principal assets are the common stock of the Company it received in the reorganization and offering and $100,000 in cash in initial capitalization. Presently, it is expected that the only business activity of Pioneer Bancorp, MHC will be to own a majority of the Company’s common stock. Pioneer Bancorp, MHC is authorized, however, to engage in any other business activities that are permissible for mutual holding companies under New York law, including investing in loans and securities. Pioneer Bancorp, MHC is subject to comprehensive regulation and examination by the Federal Reserve Board and is chartered by the New York State Department of Financial Services (the “NYSDFS”).

Pioneer Bank, National Association

General

The Bank operates 22 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties, as well as a wealth management office in Columbia County in New York. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York (“FHLBNY”) and funds generated from operations to originate commercial real estate loans, commercial and industrial loans, commercial construction loans and home equity loans and lines of credit and, to a lesser extent, consumer loans. Since January 2016, all of our residential mortgage loans have been purchases through our relationship with an unaffiliated mortgage banking company. We also invest in securities, which have historically consisted primarily of U.S. Government and agency obligations, municipal obligations and corporate debt securities. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts and certificate of deposit accounts. Municipal deposit banking services are provided through a limited purpose commercial bank subsidiary, Pioneer Commercial Bank. On September 16, 2024, the OCC approved the merger of Pioneer Commercial Bank with and into the Bank with the Bank as the resulting entity (the “Commercial Bank Merger”). The Commercial Bank Merger is expected to close on October 1, 2024. Following the completion of the Commercial Bank Merger, the Bank will directly offer full municipal deposit banking services. The Bank also sells commercial and consumer insurance products and employee benefit products and services through Pioneer Insurance Agency, Inc., its insurance agency subsidiary formally known as Anchor Agency, Inc., and provides wealth management services through its subsidiary, Pioneer Financial Services, Inc.

At June 30, 2024, we had consolidated total assets of $1.9 billion, total deposits of $1.6 billion and shareholders’ equity of $296.5 million. The Bank is subject to comprehensive regulation and examination by the OCC and by the Federal Deposit Insurance Corporation (the “FDIC”) as the Bank’s insurer of deposit accounts. Our website address is www.pioneerny.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Primary Market Area and Customers

Our primary market area encompasses Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties where our offices are located, and their contiguous counties, which are located in the Capital Region of New York (the “Capital Region”) and include the cities of Albany, the capital of New York, Schenectady and Troy. The Capital Region has a diversified economy and representative industries include educational services, technology and health care, along with a strong state government workforce. Large employers in the Capital Region include GE Vernova, Regeneron Pharmaceuticals, Inc., GlobalFoundries, Albany Med Health System, St. Peter’s Health Partners, Northeast Grocery Inc., Rensselaer Polytechnic Institute and the State of New York.

The total population in our primary market area in 2024 is approximately 1.0 million, as estimated by Claritas, which provides demographic data based on U.S. Census and other data sources. Of the six counties in our market area, Saratoga County has the highest level of median household income, estimated at $92,464 in 2024 and projected to grow 2.3% through 2029, and Greene County has the lowest median household income, estimated at $74,182 in 2024 and projected to grow 12.8% through 2029, compared to the 2024 estimated median household income of $80,617 and $75,781 for New York and the United States as a whole, respectively.

As of June 30, 2024, unemployment rates, according to the New York State Department of Labor, were 3.5% for Albany County, 3.7% for Greene County, 3.4% for Rensselaer County, 3.0% for Saratoga County, 3.7% for Schenectady County and 3.3% for Warren County. As of June 30, 2024, the unemployment rates for the United States, New York State and the Capital Region of New York were 4.3%, 4.3% and 3.4%, respectively.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2024 (the latest date for which information is available), we had 4.16% of the FDIC insured deposit market share in Albany County among the 21 institutions with offices in the county, 18.93% of the FDIC insured deposit market share in Rensselaer County among the 12 institutions with offices in the county, 3.34% of the FDIC insured deposit market share in Saratoga County among the 17 institutions with offices in the county, 1.08% of the FDIC insured deposit market share in Greene County among the seven institutions with offices in the county, 4.58% of the FDIC insured deposit market share in Schenectady County among the 13 institutions with offices in the county and 0.27% of the FDIC insured deposit market share in Warren County among the 10 institutions with offices in the county. In all six counties, either large regional banks (e.g., Key Bank, Citizens Bank, M&T Bank and TD Bank) and/or New York City money center banks (e.g. Bank of America and JP Morgan Chase) have a large presence.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Commercial real estate	$406,201	29.7%	$411,165	36.6%
Commercial and industrial	101,207	7.4%	97,307	7.6%
Commercial construction(1)	118,373	8.7%	92,714	8.0%
Residential mortgages	633,779	46.4%	463,196	38.3%
Home equity loans and lines of credit	92,765	6.8%	85,477	7.3%
Consumer	13,545	1.0%	16,779	2.2%
Total loans receivable	1,365,870	100.0%	1,166,638	100.0%
Allowance for credit losses	(21,801)		(22,469)
Total loans receivable, net	$1,344,069		$1,144,169
(1)	Represents amounts disbursed at June 30, 2024 and 2023. The undrawn amounts of the commercial construction loans totaled $52.7 million and $28.9 million at June 30, 2024 and 2023, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at June 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At June 30, 2024, amounts due in:
	One year	More than one	More than five	More than
	or less	to five years	to 15 years	15 years	Total

	(In thousands)
Commercial:
Commercial real estate	$17,177	$115,593	$272,337	$1,094	$406,201
Commercial and industrial	58,488	35,112	7,607	—	101,207
Commercial construction (1)	30,481	49,371	38,521	—	118,373
Residential mortgages	2,216	7,359	43,423	580,781	633,779
Home equity loans and lines of credit	84	3,227	27,300	62,154	92,765
Consumer	10,658	2,395	399	93	13,545
Total	$119,104	$213,057	$389,587	$644,122	$1,365,870
(1)	Includes commercial construction loans that convert to commercial real estate loans upon completion of the construction phase.

The following table sets forth our fixed and adjustable-rate loans at June 30, 2024 that are contractually due after June 30, 2025.

	Due After June 30, 2025
	Fixed	Adjustable	Total

	(In thousands)
Commercial:
Commercial real estate	$48,528	$340,496	$389,024
Commercial and industrial	24,154	18,565	42,719
Commercial construction	3,970	83,922	87,892
Residential mortgages	325,277	306,286	631,563
Home equity loans and lines of credit	60,264	32,417	92,681
Consumer	2,887	—	2,887
Total loans	$465,080	$781,686	$1,246,766

Commercial Real Estate Loans. At June 30, 2024, we had $406.2 million in commercial real estate loans, representing 29.7% of our total loan portfolio. Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At June 30, 2024, multi-family residential real estate loans, which are described below, totaled $107.9 million. Excluding multi-family loans, $93.5 million of our commercial real estate portfolio was owner occupied real estate and $204.8 million was secured by income producing, or non-owner occupied real estate.

The following table presents our commercial real estate loan portfolio by industry sector at June 30, 2024.

	At June 30, 2024
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans
Multi-family	$107,887	26.6%
Owner occupied real estate
Retail	41,686	10.3%
Office	20,920	5.2%
Mixed use	12,676	3.1%
Accommodation and food service	8,515	2.1%
Warehouse	4,388	1.1%
Other real estate	5,327	1.3%
Total owner occupied real estate	93,512	23.1%
Non-owner occupied real estate
Retail	71,489	17.6%
Accommodation and food service	49,310	12.1%
Office	35,057	8.6%
Warehouse	27,388	6.7%
Mixed use	9,355	2.3%
Other real estate	12,203	3.0%
Total non-owner occupied real estate	204,802	50.3%
Total commercial real estate loans	$406,201	100.0%

We generally originate commercial real estate loans with maximum terms of 10 years based on a 20-year amortization schedule, and loan-to-value ratios of up to 80% (or 75% for non-owner occupied) of the appraised value of the property. Our typical commercial real estate loan has an adjustable rate which generally adjusts every five years that is indexed to the five-year FHLBNY amortizing advance indications, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have cash infusions of at least 10% of the loan amount or project cost and that properties with a loan in excess of $500,000 are subject to inspections to verify if appropriate maintenance is being performed.

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

At June 30, 2024, multi-family real estate loans, which we consider a sub-category of commercial real estate loans, totaled $107.9 million, or 26.6% of our commercial real estate loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units within our market area. We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally of up to 25 years (or 30 years if the age of the collateral is less than 10 years old), which may include balloon payments. Interest rates and payments on our adjustable-rate loans adjust generally every five years and generally are indexed to the comparable FHLBNY amortizing advance indications, plus a margin.

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

Commercial and Industrial Loans. We originate commercial loans and lines of credit to a variety of small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At June 30, 2024, commercial and industrial loans totaled $101.2 million, or 7.4% of our total loan portfolio. Customers for these loans include professional businesses, family-owned businesses and not-for-profit businesses. As part of our relationship-driven focus, we generally require our commercial borrowers to maintain a deposit account with us, which improves our interest rate spread, margin and overall profitability.

Commercial lending products include revolving lines of credit and term loans. Our commercial lines of credit are typically made with adjustable interest rates, indexed to either the Secured Overnight Financing Rate (“SOFR”) or The Wall Street Journal Prime Rate, plus a margin, and we can demand repayment of the borrowed amount due at any time. Term loans are generally made with fixed interest rates, indexed to the comparable FHLBNY amortizing advance indications, plus a margin, and are for terms up to 10 years. We focus our efforts on experienced, growing small- to medium-sized, privately-held companies with solid operating history and projected cash flow that operate in our market area.

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

Commercial Construction Loans. We originate loans primarily to established local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to fund infrastructure improvements. We also provide construction loans primarily to local developers for the construction of one- to four-family residential developments. We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At June 30, 2024, commercial construction loans totaled $118.4 million, or 8.7% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $52.7 million at June 30, 2024.

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

Residential Mortgage Lending. At June 30, 2024, $633.8 million, or 46.4%, of our total loan portfolio consisted of residential mortgage loans. Given our strategic partnership with the Mortgage Banking Company, we do not process this type of loan in-house; instead, residential mortgage loans are processed through the Mortgage Banking Company. The Bank has no ownership interest in, no common employees, and no common directors with the Mortgage Banking Company. The Mortgage Banking Company’s staff receives the loan referral from us and then handles the underwriting, processing and closing of the loan. Residential mortgage loans are funded by the Mortgage Banking Company, with an option for the Bank to purchase the loan upon funding. Through our relationship with the Mortgage Banking Company, we can assist applicants in obtaining financing from the Mortgage Banking Company, but we are not required to commit to purchase or portfolio any loan originated by the Mortgage Banking Company. The decision whether the Bank will acquire each loan is made at the time the borrower’s application is submitted to the Mortgage Banking Company and must generally comply with underwriting guidelines that we have approved. However, the Bank typically purchases such loans so long as they meet our underwriting standards. We also purchase residential mortgage loans from the Mortgage Banking Company to customers who were not referred to the Mortgage Banking Company by the Bank.

For each purchased loan, we generally pay a fixed aggregate fee to the Mortgage Banking Company of 1.75% of the loan balance. This fixed aggregate fee is paid by us regardless of whether the loan was originated by the Mortgage Banking Company directly or was due to our customer referral. We receive no fee for referring a customer to the Mortgage Banking Company. For the year ended June 30, 2024, we purchased for our portfolio $207.3 million of loans originated through the Mortgage Banking Company. As part of purchasing the loans, we typically acquire the servicing rights to the loans in order to best assist the customer relationship. The purchased loans are acquired from the Mortgage Banking Company without recourse or any right against the Mortgage Banking Company to require the loans to be repurchased from us. The fixed aggregate fee we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed-rate single-family mortgage loans, as well as adjustable-rate single-family loans, with maturities up to 30 years. At June 30, 2024, our residential mortgage loans consisted of $327.3 million of fixed-rate loans and $306.5 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area and many are underwritten according to Fannie Mae guidelines. We refer to loans that conform to the Fannie Mae guidelines as “conforming loans.”  We also purchase for our portfolio loans above the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at June 30, 2024 was $766,550 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At June 30, 2024, we had $38.1 million in jumbo loans.

Our purchased loans generally adhere to the following guidelines: (1) the loan is an owner-occupied one- to four-family residential mortgage loan; (2) the loan does not provide for negative amortization of principal, such as “Option Arm” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan; (3) the loan is not an “interest only” mortgage loan; (4) the maximum loan term is 30 years; (5) the loan has a loan-to-value ratio up to a maximum of 90%, provided, however, that the loan-to-value ratio may exceed 90% as long as the borrower obtains private mortgage insurance; and (6) the borrower has a maximum debt-to-income ratio of 45%. We may, at our discretion, decide not to purchase a loan based on the debt-to-income ratio of the borrower, the appraisal or any other information that is obtained in connection with the Mortgage Banking Company’s origination of the loan. We do not purchase any “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (loans having less than full documentation).

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

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner occupied, one- to four-family residences. At June 30, 2024, outstanding home equity loans and equity lines of credit totaled $92.8 million, or 6.8% of total loans outstanding. At June 30, 2024, the unadvanced portion of home equity lines of credit totaled $67.5 million.

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

Home equity loans and lines of credit secured by junior mortgages have greater risk than residential mortgage loans secured by first mortgages. At June 30, 2024, $41.0 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans primarily consist of personal loans to the owners of certain commercial businesses who have commercial loans with us, and to a lesser extent, loans on automobiles and overdraft accounts. At June 30, 2024, consumer loans were $13.5 million, or 1.0% of our total loan portfolio.

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

Originations, Purchases, Participations and Sales of Loans

Lending activities are conducted by our loan personnel operating at our main and branch office locations. We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate, or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity has been and may continue to be adversely affected by the high interest rate environment, which typically results in decreased loan demand.

We generally do not purchase whole loans from third parties other than the residential mortgage loans described above. However, we sell participations in loans to other financial institutions in which we generally act as the lead lender. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan. We primarily participate in commercial real estate loans (including multi-family real estate loans), commercial and industrial loans and commercial construction loans. We also purchase participation interests in loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At June 30, 2024, the outstanding balances of our loan participations where we are not the lead lender totaled $56.3 million, of which $19.7 million were commercial or multi-family real estate loans, $34.4 million were construction loans and $2.2 million were commercial and industrial loans.

Loan Approval Procedures and Authority

Pursuant to Federal Law, the aggregate amount of loans that the Bank is permitted to make to any one borrower, or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At June 30, 2024, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $35.3 million. On the same date, the Bank had no borrower with outstanding balances in excess of this amount.

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

For commercial loans, loans in excess of the commercial officers’ lending limits require approval from our staff loan committee, which is comprised of the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Banking Officer, Chief Strategy and Innovations Officer, Credit Administration Senior Vice President, and Commercial Senior Vice Presidents. The staff loan committee can approve individual loans of up to prescribed limits, depending on the type of the loan. Loans in excess of the staff loan committee’s loan approval authority require the approval of our board of directors. Specifically, commercial real estate loans in excess of $7.5 million, commercial lines of credit in excess of $4.0 million and commercial loans with a new customer relationship in excess of $3.0 million must be approved by our board of directors.

Certain loans that involve policy exceptions and Regulation O loans (loans to directors or certain executive officers) must be approved by our board of directors.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At June 30,
	2024			2023
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$2	$3	$4	$4,798	$—	$4,458
Commercial and industrial	15	—	—	678	100	352
Commercial construction	—	—	—	—	—	3,237
Residential mortgages	872	481	794	1,257	1,327	762
Home equity loans and lines of credit	722	78	654	1,340	64	540
Consumer	14	8	—	18	22	—
Total	$1,625	$570	$1,452	$8,091	$1,513	$9,349

Loans that were 30-59 days past due totaled $1.6 million at June 30, 2024, representing a decrease from $8.1 million at June 30, 2023; loans that were 60-89 days past due totaled $570,000 at June 30, 2024, representing a decrease from $1.5 million at June 30, 2023 and loans that were 90 days or more past due totaled $1.5 million at June 30, 2024, representing a decrease from $9.4 million at June 30, 2023. The decrease in loans that were 30-59 days past due was primarily related to three commercial real estate loans totaling $4.8 million that were past due as of June 30, 2023, all of which were paid current during the year ended June 30, 2024. The decrease in loans that were 90 days or more past due was primarily related to one commercial real estate loan relationship, which included four loans totaling $4.1 million as of June 30, 2023 that were placed on non-accrual status, and all of which were paid current during the year ended June 30,

2024, and one commercial construction loan totaling $3.2 million that was matured as of June 30, 2023 and was extended during the year ended June 30, 2024.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,180	$8,025
Commercial and industrial	9	650
Commercial construction	—	—
Residential mortgages	4,208	4,000
Home equity loans and lines of credit	1,648	1,560
Consumer	—	—
Total non-accrual loans	9,045	14,235

Accruing loans past due 90 days or more:
Commercial real estate	4	174
Commercial and industrial	—	—
Commercial construction	—	3,237
Residential mortgages	—	120
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	4	3,531

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	153	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	153	—

Total non-performing assets	$9,202	$17,766

Total non-performing loans to total loans	0.66%	1.53%
Total non-performing assets to total assets	0.49%	0.96%

Total non-accrual loans decreased $5.2 million to $9.0 million at June 30, 2024 from $14.2 million at June 30, 2023. The decrease in non-accrual loans was primarily related to one commercial real estate loan relationship that included seven loans totaling $7.7 million as of June 30, 2023, which as a result of payments received from the borrower decreased to four loans totaling $3.2 million as of June 30, 2024 that is secured by various multi-family properties. Total accruing loans past due 90 days or more decreased $3.5 million to $4,000 at June 30, 2024 from $3.5 million at June 30, 2023. The decrease in accruing loans past due 90 days or more was primarily related to one commercial construction loan totaling $3.2 million that was matured as of June 30, 2023 and was extended during the year ended June 30, 2024.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of June 30, 2024 and 2023. The classified loans total at June 30, 2024 included $9.0 million of non-performing loans.

	At June 30,
	2024	2023

	(In thousands)
Classification of Loans:
Substandard	$22,597	$69,117
Doubtful	33	118
Loss	—	—
Total Classified Loans	$22,630	$69,235
Special Mention	$14,666	$3,591

Total substandard loans decreased $46.5 million to $22.6 million at June 30, 2024 from $69.1 million at June 30, 2023 primarily due to the upgrades of several commercial real estate loan relationships out of the substandard category and payoffs/paydowns on several commercial real estate loan relationships.  The upgrades were primarily related to the upgrade to the special mention category of one commercial real estate loan relationship for a $4.9 million loan secured by a senior housing facility, as well as the upgrade to the pass category of three commercial real estate loan relationships, a $16.5 million loan secured by a hotel, a $5.0 million loan relationship secured by a hotel/banquet facility, and a $3.1 million loan secured by a senior housing facility. The payoffs/paydowns were primarily related to the partial payoff/refinance and upgrade of a $8.1 million commercial real estate loan relationship, the payoff of a $1.8 million commercial real estate loan and $4.6 million in paydowns on a commercial real estate loan relationship secured by various multi-family properties.

Total special mention loans increased $11.1 million to $14.7 million at June 30, 2024 from $3.6 million at June 30, 2023 primarily due to the upgrade from the substandard category to the special mention category of a $4.9 million commercial real estate loan relationship secured by a senior housing facility and the migration from the pass category to the special mention category of a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties.

Allowance for Credit Losses on Loans

Effective July 1, 2023, the measurement of Current Expected Credit Losses (“CECL”) on loans requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses on loans, as reported in our consolidated statements of condition, is adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-off of loans, net of recoveries. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (the incurred loss method).

Determining the appropriateness of the allowance is complex and requires judgments by our management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

In addition, bank regulators periodically review our allowance for credit losses on loans and as a result of such reviews, we may have to materially adjust our allowance for credit losses on loans or recognize further loan charge-offs.

The following table sets forth activity in our allowance for credit losses on loans and selected ratios for the years indicated.

	At or for the Years Ended June 30,
	2024	2023

	(Dollars in thousands)
Allowance at beginning of year	$22,469	$22,524
Cumulative Effect Adjustment for the Adoption of ASC 326	(2,311)	—
Provision for credit losses on loans	2,163	—

Charge offs:
Commercial real estate	—	31
Commercial and industrial	345	10
Commercial construction	—	—
Residential mortgages	118	26
Home equity loans and lines of credit	12	8
Consumer	135	158
Total charge-offs	610	233

Recoveries:
Commercial real estate	—	—
Commercial and industrial	73	78
Commercial construction	—	—
Residential mortgages	—	66
Home equity loans and lines of credit	3	14
Consumer	14	20
Total recoveries	90	178

Net charge-offs	520	55

Allowance at end of year	$21,801	$22,469

Allowance to non-performing loans	240.92%	126.41%
Allowance to total loans outstanding at the end of the year	1.60%	1.94%
Net charge-offs (recoveries) to average loans outstanding during the year
Commercial real estate	—%	0.01%
Commercial and industrial	0.31%	(0.07)%
Commercial construction	—%	—%
Residential mortgages	0.02%	(0.01)%
Home equity loans and lines of credit	0.01%	(0.01)%
Consumer	0.52%	0.67%
Total	0.04%	0.01%

The allowance to total loans outstanding was 1.60% at June 30, 2024 compared to 1.94% at June 30, 2023. The decrease in the allowance to total loans outstanding was primarily due to the cumulative effect adjustment for the adoption of ASU 2016-13 as of July 1, 2023 and by improvements in asset quality. The allowance to non-performing loans was 240.92% at June 30, 2024 compared to 126.41% at June 30, 2023. The increase in the allowance to non-performing loans was primarily due to the decrease in non-accrual loans and accruing loans past due 90 days or more as described in “Non-Performing Assets”.

Allocation of Allowance for Credit Losses on Loans. The following table sets forth the allowance for credit losses on loans allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses on loans allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2024			2023
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
	Allowance	in Category	Loans in		in Category	Loans in
	for Credit	to Total	Each	Allowance	to Total	Each
	Losses on	Allocated	Category to	for Loan	Allocated	Category to
	Loans	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$6,468	29.7%	29.7%	$9,274	41.3%	36.6%
Commercial and industrial	2,594	11.9%	7.4%	2,961	13.2%	7.6%
Commercial construction	3,442	15.8%	8.7%	2,053	9.1%	8.0%
Residential mortgages	7,706	35.3%	46.4%	6,222	27.7%	38.3%
Home equity loans and lines of credit	1,244	5.7%	6.8%	1,470	6.5%	7.3%
Consumer	347	1.6%	1.0%	489	2.2%	2.2%
Total	$21,801	100.0%	100.0%	$22,469	100.0%	100.0%

Investment Activities

General. Our board of directors is responsible for approving and overseeing our investment policy. The investment policy is reviewed at least annually by the board of directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns and consistency with our interest rate risk management strategy. Authorized officers, as selected by the board of directors, oversee our investing activities and strategies. The authorized officers include our President and Chief Executive Officer, Chief Financial Officer, and Senior Vice President, Controller.

Our investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, municipal securities, residential mortgage-backed securities and collateralized mortgage obligations, deposits at the FHLBNY, and corporate debt securities (limited to no more than 10% of total assets and no more than 15% of our capital in any single issuer). We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, or certain types of structured notes.

Debt securities investment accounting guidance requires that, at the time of purchase, we designate a debt security as held to maturity, available for sale, or trading, depending on our ability and intent.

U.S. Governmental Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings. At June 30, 2024, U.S. Government securities consisted of U.S. Treasury securities.

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

Equity Securities. During the year ended June 30, 2024 the Bank sold its entire equity securities portfolio, which was done in conjunction with our conversion to a national bank. At June 30, 2023, equity securities were comprised of common stock of companies in the energy, health care, information technology, consumer cyclicals, industrials, and utility sectors.

The following table sets forth the amortized cost and estimated fair value of our securities portfolio (excluding Federal Home Loan Bank of New York and Federal Reserve Bank of New York common stock) at the dates indicated.

	At June 30,
	2024		2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities available for sale:
U.S. Government and agency obligations	$247,479	$243,549	$396,464	$377,729
Municipal obligations	13,419	13,416	53,492	53,434
Other debt securities	212	444	261	504
Total	$261,110	$257,409	$450,217	$431,667

Securities held to maturity:
Corporate debt securities	$22,000	$19,157	$20,000	$17,951
Municipal obligations	3,352	3,280	3,949	3,793
Total	$25,352	$22,437	$23,949	$21,744

Equity Securities:
Common stock	$—	$—	$1,040	$2,413

Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at June 30, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency obligations	$179,293	2.25%	$68,186	3.83%	$—	—%	$—	—%	$247,479	$243,549	2.69%
Municipal obligations (1)	13,419	5.69%	—	—%	—	—%	—	—%	13,419	13,416	5.69%
Other debt securities	—	—%	6	2.80%	112	3.32%	94	5.75%	212	444	4.39%
Total	$192,712		$68,192		$112		$94		$261,110	$257,409

Securities held to maturity:
Corporate debt securities	$—	—%	$—	—%	$22,000	4.65%	$—	—%	$22,000	$19,157	4.65%
Municipal obligations (1)	2,269	6.13%	1,083	3.24%	—	—%	—	—%	3,352	3,280	5.19%
Total	$2,269		$1,083		$22,000		$—		$25,352	$22,437
(1)	The weighted average yields on municipal obligations are calculated on a tax equivalent basis.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for our lending and investment activities. We also use borrowings, primarily FHLBNY advances, to supplement cash flows, as needed. In addition, funds are derived from scheduled loan payments, investment maturities, loan sales, loan prepayments, retained earnings and income on interest earning assets. While scheduled loan payments and income on interest earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. We generally request commercial business borrowers to maintain their primary deposit accounts with us. Our policy permits us to access brokered deposits if additional liquidity is necessary and, as of June 30, 2024, we had brokered deposits outstanding of $39.3 million in the certificates of deposit category. At June 30, 2024, we held $440.3 million in municipal deposits, which represented 28.4% of our deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as towns, cities, school districts and other municipalities. We generally solicit their operating and savings accounts and not time-based deposits. Municipal deposit accounts are collateralized by eligible government and government agency securities and municipal obligations, and by FHLBNY letters of credit. We believe that municipal deposits provide a low cost and stable source of funds and we intend to continue to solicit these types of funds.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2024			2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand accounts	$445,328	28.7%	—	$526,119	34.1%	—
Demand accounts	157,962	10.2%	1.88%	138,817	9.0%	1.28%
Savings accounts	266,274	17.2%	0.07%	297,003	19.3%	0.05%
Money market accounts	513,658	33.1%	2.63%	462,935	30.0%	1.90%
Certificates of deposit	167,030	10.8%	3.49%	116,977	7.6%	3.14%
Total	$1,550,252	100.0%	1.95%	$1,541,851	100.0%	0.93%

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	At June 30,
	2024		2023

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$768,396	49.6%	$736,560	47.8%
Business deposits	302,251	19.5%	336,673	21.8%
Municipal deposits	440,277	28.4%	432,082	28.0%
Brokered deposits	39,328	2.5%	36,536	2.4%
Total	$1,550,252	100.0%	$1,541,851	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	At June 30,
	2024	2023
Uninsured deposits, per regulatory requirements	$695,526	$688,148
Less: Affiliate deposits	44,699	44,346
Collateralized deposits	423,470	415,442
Uninsured deposits, after exclusions	$227,357	$228,360

Uninsured deposits after exclusions represents 14.7% and 14.8% of total deposits as of June 30, 2024 and 2023, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credits.

As of June 30, 2024, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 (the FDIC insurance limit) was approximately $16.5 million. The following table sets forth the maturity of these certificates as of June 30, 2024.

At
June 30, 2024
(In thousands)
Maturity Period:
Three months or less	$2,530
Over three through six months	6,422
Over six through twelve months	7,516
Over twelve months	—
Total	$16,468

Borrowings. Our borrowings consist of advances from the FHLBNY. As of June 30, 2024, the Company pledged approximately $605.8 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2024, the maximum amount of funding available from the FHLBNY was $497.2 million, of which none was utilized for borrowings and $200.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits, resulting in $297.2 million of available borrowing capacity.

Subsidiaries

Pioneer Commercial Bank. Pioneer Commercial Bank is a New York-chartered limited-purpose commercial bank wholly owned by the Bank. The Bank incorporated Pioneer Commercial Bank in October 2004 in order to be able to accept municipal deposits. New York State law prohibits a savings bank from soliciting and servicing public funds (deposits of counties, cities, towns, school districts, etc.). Prior to our conversion to a national bank, the limited-purpose commercial bank subsidiary enabled us to establish banking relationships with municipalities and other public entities throughout our market area. On September 16, 2024, the OCC approved the Commercial Bank Merger. The Commercial Bank Merger is expected to close on October 1, 2024. Following the completion of the Commercial Bank Merger, the Bank will directly offer full municipal deposit banking services. At June 30, 2024, Pioneer Commercial Bank had $494.0 million in assets, consisting primarily of cash and municipal obligations. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Commercial Bank.

Pioneer Insurance Agency, Inc. Pioneer Insurance Agency, Inc. is a full-service insurance agency offering personal and commercial insurance, including homeowners, automobile and comprehensive business insurance, and works with major national insurance companies as well as specialty markets. Pioneer Insurance Agency, Inc. also offers employee benefits products and consulting services under the name Pioneer Benefits Consulting, including group health, dental, disability and life insurance products and defined contribution and defined benefit administration and human resource management services. Pioneer Insurance Agency, Inc. operates from the Bank’s headquarters in Albany, New York. Expansion into the insurance and employee benefit services business has enabled the Bank to evolve from a traditional depository institution into a full-service financial services organization. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Insurance Agency, Inc.

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of the Bank, provides wealth management services to the Bank’s customers in partnership with LPL Financial, a registered broker dealer. The Bank incorporated Pioneer Financial Services, Inc. in 1997. It had $1.13 billion of assets under management at June 30, 2024. Pioneer Financial Services, Inc. operates from the Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

Personnel

As of June 30, 2024, we had 253 full-time employees and 36 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

The Bank is a national bank, regulated and supervised primarily by the OCC. The Bank is also subject to regulation by the FDIC in more limited circumstances because the Bank’s deposits are insured by the FDIC. The Bank is  also a member of the FHLBNY. This regulatory and supervisory structure establishes a comprehensive framework of the activities in which a depository institution may engage and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund, depositors and the banking system. Under this system of federal regulation, depository institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market interest rates. The OCC examines the Bank and prepares reports for the consideration of its board of directors on identified deficiencies, if any. After completing an examination, the OCC issues a report of examination and assigns a rating (known as an institution’s CAMELS rating). Under federal law and regulation, an institution may not disclose the contents of its reports of examination or its CAMELS ratings to the public. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for credit losses on loans for regulatory purposes. The Bank must obtain regulatory approval from the OCC before entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

As a New York-chartered mutual holding company, Pioneer Bancorp, MHC is regulated and subject to examination by the Federal Reserve Board while the NYSDFS is its chartering authority. As a bank holding company, the Company is also regulated and subject to examination by, and required to comply with the rules and regulations of the Federal Reserve Board. The Company also is subject to the rules and regulations of the SEC under the federal securities laws.

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

Federal Bank Regulation

Enforcement. The OCC has primary enforcement responsibility over national banks. This includes authority to bring enforcement actions against the Bank, its directors, officers and employees and all “institution-affiliated parties,” a term that includes certain stockholders, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct which causes or is likely to cause financial loss or a significant adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to the removal of officers and/or directors, receivership, conservatorship or the termination of deposit insurance. Civil monetary penalties can be assessed for a wide range of violations of laws and regulations, unsafe and unsound practices and certain other actions.  The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation.  The FDIC has authority to recommend to the OCC that an enforcement action be taken with respect to a particular insured bank. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Business Activities. As a national bank, the Bank derives its lending and investment powers from the National Bank Act, as amended, and the regulations of the OCC. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans and leases, certain types of securities and certain other loans and assets. Unlike federal savings banks, national banks are not generally limited to a specified percentage of assets on various types of lending. The Bank may also establish subsidiaries that engage in activities permitted for the Bank as well as certain other activities.

Capital Requirements. Under OCC regulations, the Bank is subject to a comprehensive capital framework for U.S. banking organizations that was effective January 2015 (the Basel III capital rules).

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets ratios of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses on loans limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-

for-sale-securities). The Bank exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2024 the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At June 30, 2024, the Bank exceeded each of its capital requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The federal banking agencies use the guidelines that set forth the safety and soundness standards to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the OCC determines that a national bank fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard and take other appropriate action.

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2024, the Bank was in compliance with the loan-to-one-borrower limitations.

Dividends. Federal law and OCC regulations govern cash dividends by a national bank. A national bank is authorized to pay such dividends from undivided profits but must receive prior OCC approval if the total amount of dividends (including the proposed dividend) exceeds its net income in that year and the prior two years less dividends previously paid. A national bank may not pay a dividend if the dividend does not comply with applicable regulatory capital requirements, and the Bank may be further limited in payment of cash dividends if it does not maintain the capital conservation buffer described previously.

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

The OCC has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is classified as “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is classified as “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is classified as “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is classified as “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is classified as “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2024, the Bank was classified as a “well capitalized” institution.

At each successive lower capital category, a national bank is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if a national bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the OCC, and its holding company, if applicable, must guarantee the performance of that plan. Based upon its capital levels, a national bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the OCC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized national bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” national bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” national banks must comply with one or more of a number of additional restrictions, including an order by the OCC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and limitations on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

Transactions with Affiliates and Regulation W of the Federal Reserve Board. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate in an amount no more than 10.0% of the bank’s capital stock and surplus, and with all transactions with all affiliates in an amount no more than 20.0% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to, an affiliate, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate.

Extensions of Credit to Insiders and Regulation O of the Federal Reserve Board. Sections 22(g) and (h) of the Federal Reserve Act, and the Federal Reserve Board’s implementing regulation, Regulation O, place restrictions on loans to a bank’s and its affiliates’ insiders, i.e., executive officers, directors and principal stockholders, and those individuals’ related interests. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% stockholder of a financial institution, and to these persons’ related interests, together with all other outstanding loans to such persons and related interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with unaffiliated persons, and also requires approval by the majority of the board of directors for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions with less than $10 billion of assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments and increased initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 2.5 to 32 basis points. Any significant future increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank. The Bank cannot predict what its insurance assessment rates will be in the future.

Privacy Regulations. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter when the information in the privacy notice has changed since the customer received the previous notice. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties, and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act. All national banks have a responsibility under the Community Reinvestment Act (“CRA”) and related federal regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a national bank, the OCC is required to evaluate and rate the bank’s record of compliance with the CRA. A national bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on certain of its activities such as branching or mergers. The Bank’s latest CRA rating in September 2023 was “Outstanding.”

On October 24, 2023, the OCC, the Federal Reserve Board, and the FDIC issued a final rule to strengthen and modernize the CRA regulations.  Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test.  The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Consumer Protection and Fair Lending Regulations. The Bank is subject to a variety of federal statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief.

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

The USA PATRIOT Act and the Bank Secrecy Act. The USA PATRIOT Act and the Bank Secrecy Act and their implementing regulations require financial institutions to develop programs to assist U.S. government agencies in detecting and preventing money-laundering and terrorist financing activities and to report suspicious activities. The USA PATRIOT Act also gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. In addition, non-compliance with these laws and their implementing regulations could result in fines, penalties and other enforcement measures. We have developed policies, procedures and systems designed to comply with these laws and regulations.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. The Bank was in compliance with this requirement at June 30, 2024.

Holding Company Regulation

Federal Holding Company Regulation. Pioneer Bancorp, MHC and the Company are bank holding companies registered with the Federal Reserve Board and subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Pioneer Bancorp, MHC and the Company and their non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. The Federal Reserve Board must generally approve the acquisition of additional banks or savings associations by bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of June 30, 2024, Pioneer Bancorp, MHC and the Company were not “financial holding companies.”

Capital. The Federal Reserve Board must establish for all bank holding companies minimum consolidated capital requirements that are as stringent as those required for their insured depository subsidiaries. Pursuant to the Regulatory Relief Act, bank holding companies with less than $3.0 billion in consolidated assets generally are not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

Source of Strength Doctrine. The “source of strength doctrine” requires bank holding companies to provide assistance to their subsidiary depository institutions in the event the subsidiary depository institutions experience financial difficulty. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of financial and managerial strength to their subsidiary depository institutions.

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

Waivers of Dividends by Pioneer Bancorp, MHC. The Company may pay dividends on its common stock to public stockholders. If it does, it is also required to pay the same dividends per share to Pioneer Bancorp, MHC, unless Pioneer Bancorp, MHC elects to waive the receipt of dividends. Pioneer Bancorp, MHC must receive the prior approval of the Federal Reserve Board before it may waive the receipt of any dividends from the Company. However, current Federal Reserve Board policy prohibits a mutual holding company that is regulated as a bank holding company, such as Pioneer Bancorp, MHC, from waiving the receipt of dividends paid by its subsidiary holding company. Moreover, the Federal Reserve Board has issued an interim final rule applicable to federally-chartered mutual holding companies, stating that it will not object to dividend waivers under certain circumstances, provided (1) the mutual holding company’s members have approved the dividend waivers by a majority of eligible votes, (2) each officer or trustee of the mutual holding company and mid-tier stock holding company, and any tax-qualified or non-tax qualified stock benefit plan in which such individual participates that holds any shares of stock to which the waiver would apply waives the right to receive any dividends declared, or the dividend waivers are approved by a majority of the entire board of trustees of the mutual holding company with any officer or trustee of the mutual holding company having any direct or indirect ownership interest in the common stock of the subsidiary mid-tier holding company abstaining from the board of directors vote, and (3) any dividends waived by the mutual holding company are considered in determining an appropriate exchange ratio in the event of a conversion of the mutual holding company to stock form.

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

Possible Conversion of Pioneer Bancorp, MHC to Stock Form. In the future, Pioneer Bancorp, MHC may convert from the mutual to capital stock form of ownership, in a transaction commonly referred to as a “second-step conversion.” In a second-step conversion, depositors of the Bank would have subscription rights to purchase common stock of the fully-converted company and the public stockholders of the Company would be entitled to exchange their shares of common stock for an equal percentage of shares of the fully-converted company, subject to adjustment if required by the Federal Reserve Board, to reflect any dividends waived by Pioneer Bancorp, MHC or assets owned by Pioneer Bancorp, MHC.

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

Acquisition. Federal laws and regulations provide that no person (including a company) may acquire direct or indirect control of a bank holding company, such as the Company, or a bank without the prior non-objection or approval of the Federal Reserve Board and/or the OCC pursuant to the Change in Bank Control Act and its implementing regulations. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of 10% or more of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

Any company that seeks to acquire “control” within the meaning of the Bank Holding Company Act, and the Federal Reserve Board regulations issued thereunder, must receive the prior approval of the Federal Reserve Board under that Act and, upon the acquisition, becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with this Act and its implementing regulations, and the Company will review and document such policies, procedures and systems to ensure continued compliance.

Incentive Compensation. In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including Nasdaq, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the Nasdaq proposed clawback listing standards, including the amendments that delayed the effective date of the rules to October 2, 2023. Each listed issuer, including the Company, was required to adopt a clawback policy within 60 days after the effective date, or December 1, 2023. The Company met the requirement.

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

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five year carryover period that has not been deducted is no longer deductible. At June 30, 2024, the Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. The Company’s federal income tax returns and New York State income tax returns have not been audited in the last three years.

State Taxation

Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 6.5% if New York State business income is less than $5.0 million, or 7.25% if New York State business income exceeds $5.0 million. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax rate is 0.1875% for tax years 2021-2024. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

ITEM 1A.Risk Factors

Risk Factors Summary

An investment in our common stock involves substantial risks and uncertainties. Stockholders should carefully consider all of the information in this section. The most significant risks include the following:

Risks Related to Changes in Macroeconomic Conditions, Interest Rates and Inflation

●	Our business may be adversely affected by economic downturns in our market area and the national economy.
●	Changes in interest rates may reduce our profits.
●	Inflation can have an adverse impact on our business and on our customers.
●	Certain events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock.
●	Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
●	Changes in market conditions, changes in discount rates, changes in mortality assumptions or lower returns on assets may increase required contributions to, and costs associated with, our tax-qualified defined benefit plan in future periods.

Risks Related to Lending

●	We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.
●	Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.
●	A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.
●	We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.
●	Our allowance for credit losses on loans may not be sufficient to absorb losses in our loan portfolio.
●	If our non-performing assets increase, our earnings will be adversely affected.
●	A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Risks Related to Legal, Regulatory, Fraud and Compliance Matters

●	We are subject to fraud and compliance risk.
●	We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.
●	We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations.
●	Conversion to a national bank subjects the Bank to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.
●	Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations will subject us to fines or sanctions.
●	We are subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties.
●	The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

●	We are subject to environmental liability risk associated with lending activities.
●	Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.
●	Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Risks Relating to Accounting Matters

●	Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
●	Changes in accounting standards could affect reported earnings.
●	The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements has increased and will continue to increase our expenses.

Risks Related to Liquidity

●	A lack of liquidity could adversely affect our financial condition and results of operations.
●	Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Risks Related to Our Insurance and Wealth Management Businesses

●	Conditions in insurance markets could adversely affect our earnings.
●	Involvement in wealth management creates risks associated with the industry.
●	We may not be able to attract and retain wealth management clients.

Risks Related to Our Securities Portfolio

●	Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Risks Related to Competition

●	Strong competition within our market area may reduce our profits and slow growth.

Risks Related to Operations

●	We use a third party to originate residential mortgage loans.
●	Our business strategy involves moderate growth, and our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.
●	We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.
●	We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.
●	Our success depends on attracting and retaining certain key personnel.
●	Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
●	Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
●	We are a community financial institution and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
●	Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.

Risks Relating to Ownership of Our Common Stock

●	Pioneer Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.
●	Our common stock is not heavily traded, and the stock price may fluctuate significantly.
●	Federal Reserve Board regulations and policy effectively prohibit Pioneer Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.
●	Various factors may make takeover attempts more difficult to achieve.
●	We are an emerging growth company, and if we elect to comply only with the reduced reporting and disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

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

Economic conditions in our primary market continue to be impacted by the inflationary and high interest rate environment. Any further deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

During 2022 and 2023, the Federal Reserve Board in order to combat high inflation increased the Fed Funds target range multiple times to its current target range of 5.25% to 5.50% as of June 30, 2024. The current consensus is that rates will likely be decreased during the second half of calendar 2024 and 2025. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income. Conversely, increases in interest rates can result in interest rates on our deposits increasing faster than the interest rates we receive on our loans and investments, causing our interest rate spread to decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

If interest rates do decrease, we expect that our net portfolio value of equity would increase. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At June 30, 2024 and assuming a 200 basis points decrease in market interest rates, we estimate that our net portfolio value would increase by $52.2 million, or 16.9%. Additionally, at June 30, 2024, and assuming a 200 basis points increase in market interest rates, we estimate that our net portfolio value would decrease by $72.1 million, or 23.4%.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. As a result of sustained inflationary pressures, the Federal Reserve Board has increased the federal funds rate to a target range of 5.25% to 5.50% as of June 30, 2024. The Federal Reserve Board also plans to continue to reduce the size of its balance sheet in 2024, although at a slower pace than it did in 2023. To the extent these interventions do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Certain events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock.

The bank failures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023 have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. Developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at Silicon Valley Bank, Signature Bank and First Republic Bank that resulted in the failure of those institutions have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. Notwithstanding our management’s belief that our liquidity and capitalization are sufficient to meet our requirements and applicable regulatory standards, large deposit outflows could materially and adversely affect our financial condition and results of operations.

These rapid bank failures have also highlighted risks associated with advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media, and increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. While regulators and large banks have taken steps designed to increase liquidity at regional banks and strengthen depositor confidence in the broader banking industry, there can be no guarantee that these steps will stabilize the financial services industry and financial markets. These events may also result in increased regulatory scrutiny, changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material adverse impact on our business. The cost of resolving these failures may prompt the FDIC to increase its assessment rates, to require prepayments in FDIC insurance premiums or to issue additional special assessments that apply to all financial institutions, to the extent that they result in increased deposit insurance costs, would reduce our profitability.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At June 30, 2024, we had approximately $243.5 million invested in U.S. government and agency obligations. The 2024 downgrade by Fitch Rating Services to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, instability in the U.S. political, credit and financial market conditions may increase our future borrowing costs.

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

At June 30, 2024, approximately $1.3 billion, or 91.6%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market, the Capital Region of New York and surrounding markets. Declines in real estate values in the Capital Region of New York and surrounding markets as a result of unemployment, inflation, changes in tax laws, a recession or other factors outside our control could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses on loans to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes commercial real estate loans, primarily loans secured by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties. At June 30, 2024, our commercial real estate loans totaled $406.2 million, or 29.7%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business. Continued uncertainty or weakness in economic conditions may impair a borrower's business operations and lead to existing lease turnover. Vacancy rates for retail, office and industrial space may increase, which could result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans, especially in industries that have been particularly adversely impacted by long-term work-from-home arrangements, including retail stores, hotels and office buildings, for example. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, the physical condition of non-owner occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate loans increase, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.

At June 30, 2024, $101.2 million, or 7.4% of our total loan portfolio, was comprised of commercial and industrial loans and lines of credit to a variety of small and medium-sized businesses in our market area collateralized by general business assets including, among other things, accounts receivable and inventory, and we may augment this collateral with additional liens on real property. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. For loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate or individual business activities of our commercial customers could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential loans made by financial institutions.

We originate and purchase commercial construction loans primarily to local developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to finance infrastructure improvements. We also provide commercial construction loans to local developers for the construction of one- to four-family residential developments, and originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure. At June 30, 2024, commercial construction loans were $118.4 million, or 8.7% of our total loan portfolio. We also had undrawn amounts on the commercial construction loans totaling $52.7 million at June 30, 2024. The primary credit risks associated with construction lending are underwriting risks, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed project. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects.

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

Our allowance for credit losses on loan may not be sufficient to absorb losses in our loan portfolio.

We maintain an allowance for credit losses on loans, which is established through a provision for credit losses that represents management’s best estimate of credit losses within our existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses on loans, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, or if certain intervening events occur (like fraud by a customer or the COVID-19 pandemic), our allowance for credit losses on loans may not be sufficient to cover losses in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for credit losses. In addition, banking regulators periodically review our allowance for credit losses on loans and may require us to increase our provision for credit losses or recognize additional loan charge-offs. Material additions to the allowance for credit losses on loans would materially decrease our net income and would adversely affect our business, financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2024, our non-performing assets, which consist of non-performing loans and other real estate owned, were $9.2 million, or 0.49% of total assets. Our non-performing assets adversely affect our net income in various ways:

●	we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;
●	we must provide for loan losses through a current period charge to the provision for credit losses;
●	non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;
●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and
●	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

We purchase commercial real estate, commercial and industrial and commercial construction loan participations (loans made by a group of lenders, including us, who share or participate in a specific loan) secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets. Loan participations may have a higher risk of loss than loans we originate because we rely in part on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At June 30, 2024, there were $14.4 million commercial construction, $2.4 million commercial real estate and no commercial and industrial loan participations outside our market area. At June 30, 2024, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

We are susceptible to fraudulent activity committed against us or our clients, which has in the past and may continue to result in negative impacts to the Company which may include, but are not limited to, financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, governmental and regulatory sanctions and penalties, or damage to our reputation. We have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. See “Part II, Item 8–Financial Statements and Supplementary Data- Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” for details. We expect these activities to continue to negatively impact our financial performance and results of operations. We are involved in numerous legal and other proceedings due to, among other reasons, the Mann Entities related fraudulent activity. See “Item 3 – Legal Proceedings,” for details. See “We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations” below.

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

We maintain a system of internal controls and other measures to mitigate against such risks, including data processing system failures and errors, and customer fraud. If we fail to prevent or detect any such occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if the insurance companies dispute or deny coverage, it could have a material adverse effect on our business, financial condition and results of operations. With respect to the fraud described in “Part II, Item 8–Financial Statements and Supplementary Data- Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” and the proceedings described in “Item 3 – Legal Proceedings,” our insurance carriers have (a) denied coverage with respect to some of the claims, (b) accepted coverage, subject to certain conditions, with respect to some of the claims, and (c) sought additional information from the Company in order to further evaluate coverage. Costs related to the proceedings described in these two sections have exceeded the applicable limits and deductibles of our insurance policies. Further, though certain legal fees and expenses associated with these proceedings have been borne by our insurance carriers, up to applicable coverage limits and deductibles, such limits and deductibles have been met and/or exceeded, and we do not expect to recognize any additional insurance recoveries related to these claims. Because the amounts and timing of such legal fees and litigation-related expenses are inherently difficult to predict, there can be no assurance that legal fees and litigation-related expenses incurred by us in these proceedings will not continue to materially exceed the applicable insurance coverage limits and deductibles.

We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.

The Company and the Bank are involved in a variety of litigation and other proceedings. See “Item 3 – Legal Proceedings,” and “Part II, Item 8–Financial Statements and Supplementary Data- Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” for details. We are prosecuting and defending these lawsuits and other proceedings vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. The ultimate outcome of any such proceedings cannot be predicted with any certainty. It also remains possible that other private parties or governmental authorities will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties. The Company’s and the Bank’s legal fees, costs and expenses related to these actions are significant and are expected to continue to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These future costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

As described in the section captioned “Supervision and Regulation” included in Part I above, we are subject to extensive regulation, supervision and examination by our banking regulators, the OCC, the FDIC, and the Federal Reserve Board. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for the protection of our stockholders. In addition, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations. See “Item 3 – Legal Proceedings,” for details. The various regulatory agencies with supervisory authority over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer compliance, credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality, interest rate risk, management, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines, restrictions and limitations on our operations, and other possible sanctions if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. For example, if it is determined that we have failed to operate according to the regulations, policies and directives of our regulators, we would be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of our charter. In addition, our regulators may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted our business in an unsafe or unsound manner, or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, if it is determined that we have engaged in an unfair or deceptive act or practice, our regulators may issue an order to cease and desist and impose a fine us. New York consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes. It is possible that regulators may impose any or all of these sanctions if they determine that we have failed to comply with applicable laws or regulations.

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

Conversion to a national bank subjects the Bank to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

On April 1, 2024, the Bank completed its conversion to a national bank following approval of the conversion by the OCC, the regulator of national banks. Following the completion of the conversion, the Bank is now subject to the supervision, regulation and examination by the OCC. As a result of the conversion, the Bank is subject to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance.

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

We are subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including paying damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 138.7% of our total capital at June 30, 2024. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management includes the items discussed in the proceedings described in “Item 3 – Legal Proceedings,” “Part II, Item 8–Financial Statements and Supplementary Data- Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” and the items described in our “Critical Accounting Policies and Estimates,” our evaluation of the legal remedies available to the Bank related to the potentially fraudulent activities and our evaluation of the adequacy of our allowance for credit losses on loans.

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

As a result of the completion of our initial public offering, we became a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. These obligations have increased our operating expenses and could divert our management’s attention from our operations.

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

Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by external factors such as changes in interest rates, local and national economic conditions, the availability and attractiveness of alternative investments, and perceptions of the stability of the financial services industry generally and of our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve Board, or regulatory actions that decrease customer access to particular products. Demand for deposits has also been adversely affected by the negative impact of bank failures and associated decrease in customer confidence in the safety and soundness of regional banks (see the Risk Factor entitled “Certain events involving the failure of financial institutions may adversely affect our business, and the market price of our common stock” elsewhere in this filing for more information on these events). If customers continue to move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made by us to the rates we offer on deposits to remain competitive with other financial institutions may also adversely affect our profitability and liquidity.

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

Municipal deposits are a significant source of funds for our lending and investment activities. At June 30, 2024, $440.3 million, or 28.4% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the FHLBNY and investment securities. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn in a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our liquidity, business, financial condition and results of operations.

Given our dependence on high-average balance municipal deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our municipal deposits are primarily demand deposit accounts and are therefore more sensitive to interest rate risk. If we are forced to pay higher rates on our municipal accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLBNY, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our municipal deposits, which would adversely affect our net income.

Risks Related to Our Insurance and Wealth Management Businesses

Conditions in insurance markets could adversely affect our earnings.

As we have diversified our sources of income, we have become increasingly reliant on non-interest income, including insurance fees and commissions. Revenue from these sources could be negatively affected by fluctuating premiums in the insurance markets or other factors beyond our control. Other factors that affect our insurance revenue are the profitability and growth of our clients, continued development of new products and services, as well as our access to new markets. In addition, our insurance operations are dependent on a small number of established insurance professionals, whose departure could result in the loss of a significant number of client accounts. Our insurance revenues and profitability may also be adversely affected by regulatory developments impacting healthcare and insurance markets, possibly including recent legislative proposals and discussions relating to national health insurance and the elimination of the private health insurance market.

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

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for credit losses on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. If this evaluation shows a credit loss exists an allowance for credit losses is recorded for the credit loss. Changes in interest rates may also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are affected by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value may indicate that credit losses exist for these assets, which may lead to accounting charges that could have a material adverse effect on our net income and stockholders’ equity.

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

We have used a third-party mortgage banking company, Homestead Funding Corp., to underwrite, process and close our residential mortgage loans since January 2016. We use this mortgage banking company in order to offer our customers this loan product without the expense of maintaining and operating an in-house residential mortgage loan department. At June 30, 2024, residential mortgage loans acquired from the mortgage banking company totaled $559.6 million, or 41.0%, of our total loans receivable. Should we discontinue this relationship or otherwise be unable to use this mortgage banking company in the future, our ability to purchase residential mortgage loans may be disrupted unless we are able to find a suitable replacement or have or re-develop the capability to originate residential mortgage loans through our lending staff. Should we add more staff in such an event, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending program is disrupted.

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

The financial services industry is continually undergoing rapid technological changes with frequent introductions of new technology-driven products and services which increase efficiency and enable financial institutions to serve customers better and to reduce costs. Technology has lowered barriers to entry and made it possible for "non-banks" to offer traditional bank products and services using innovative technological platforms such as fintech and blockchain. These "digital banks" may be able to achieve economies of scale and offer better pricing for banking products and services than we can. Our future success depends, in part, upon our ability to leverage technology to increase our operational efficiency as well as address the current and evolving needs of our customers. However, our competitors may have greater resources to invest in technological improvements, we may not always have capital levels which are sufficient to support a robust investment in our technology infrastructure or we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. Third parties upon which we rely for our technology needs may not be able to develop cost effective systems that will enable us to keep pace with such developments. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2024, we have not elected the community bank leverage ratio framework and accordingly the Basel III capital requirements remain applicable.

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

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from cybersecurity attacks and other security problems, including security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology, establish operational procedures designed to prevent such damage, including cybersecurity controls, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We face potential heightened cybersecurity risks as more people continue to work from home following the COVID-19 pandemic, including our customers, our employees and the employees of our vendors. While we have implemented appropriate safeguards to protect our employees from potential cybersecurity threats while they work from home, these security measures may not be successful.

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

We are a community financial institution, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and employees. If our reputation is negatively affected as a result of certain actions we take, by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.

Weather-related events have adversely impacted our market area in recent years, especially areas located near flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including wars in Russia and Ukraine, and the Middle East, terrorism or other geopolitical events.

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

Stock banks and savings banks or holding companies, as well as individuals, may not acquire control of a mutual holding company, such as the Company. As result, the only persons that may acquire control of a mutual holding company are other mutual savings institutions or mutual holding companies. Accordingly, it is very unlikely, that the Company would be subject to any takeover attempt by activist stockholders or other financial institutions. In addition, certain provisions of our articles of incorporation and bylaws and banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without our board of directors’ prior approval.

Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including the Bank.

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

ITEM 1C.Cybersecurity

Risk Management and Strategy

The Company maintains an information security program and governance framework that is designed to identify, assess, manage, mitigate, and respond to cybersecurity risks associated with its information systems and information assets. Additionally, we maintain a similar risk-based approach to our third-party vendor management program including identifying and overseeing cybersecurity risks they present.

The Company’s Information Security Steering Committee (“ISSC”), further described below under “Governance”, oversees information and cybersecurity risk management for the Company. The ISSC assists the board of directors in fulfilling its oversight responsibilities concerning the role of information security and cybersecurity in executing the Company’s business strategy and complying with regulatory requirements. The ISSC is responsible for managing and enforcing the Company’s information security program, development of cybersecurity policies, strategies, and plans, monitoring control statuses and program gaps, facilitating program assessments which include risk assessments and business impact analysis, and evaluating risk mitigation strategies to address cybersecurity threats. The Company’s cybersecurity framework includes an assessment of critical systems, physical security, and information resources both within and outside the Company that exposes it to cybersecurity threats. The ISSC employs policies, systems, and safeguards to manage those cybersecurity risks.

The Company continues to expand investment in information technology and cybersecurity infrastructure, including enhanced threat monitoring and detection services.

The ISSC consistently collaborates with third-party service providers to support and maintain a robust information security program. These service providers assist in responding to cybersecurity risks by providing comprehensive threat detection, monitoring and response services. The information security program is designed to provide effective processes, procedures, and internal controls, including monitoring cybersecurity threats through endpoint and network security, email protection, data loss prevention, vulnerability scanning and mitigation, identity and access management, logging and monitoring, and threat hunting. Independent third parties evaluate the Company’s cyber readiness and resilience through ongoing testing and audits. We adapt our cybersecurity policies, standards, processes, and practices accordingly based on the insights provided by these reviews.

In addition, information security education and training is conducted both at the time of hire and annually thereafter by internal employees and certain third parties. Training is designed to mitigate accidental information security incidents by employees. Phishing simulation testing activities are regularly conducted internally and by third parties to assess employees’ competency at identifying potential threats.

Vendor due diligence is performed for all third parties with access to the Company’s information assets to ensure such parties maintain effective cybersecurity practices in accordance with the Company’s vendor management program. The Company performs ongoing monitoring, including the review of cybersecurity practices, of third parties using a risk-based approach to determine the extent and frequency of periodic assessments. Annual cybersecurity assessments are conducted by the Company’s information technology team on its information systems using industry-standard guidelines and tools.

Governance

The board of directors is responsible for oversight of our information security program and fulfills this responsibility through regular reporting and updates provided by the ISSC, members of management and other third parties contracted to assess and test the effectiveness of the Company’s information security and cybersecurity program.  On a quarterly and as-needed basis the board of directors receives updates on cybersecurity risks and the actions taken by management to monitor and mitigate those risks, including key risk indicators, test results, reporting of recent threats and how the Company is managing those threats, along with pertinent information to allow the board of directors to evaluate the effectiveness of the information security program. In addition, at least annually, the board of directors receives comprehensive reporting from the virtual Chief Information Security Officer (“vCISO”) on the overall effectiveness of the Information Security program.

The ISSC is comprised of representatives of management from various departments of the Company and members from an outside third-party information security service provider. The ISSC is led by the vCISO who oversees the implementation, coordination, and maintenance of the information security and cyber risk management program. The vCISO is a contracted third-party vendor and reports directly to the board of directors. This individual holds a Certified Information Systems Security Specialist Professional (“CISSP”) certification and has over a decade of experience in community banking, risk management, compliance, and information security.

The ISSC includes members of management with specific cybersecurity expertise, including the Senior Vice President (“SVP”) – Information Technology. The SVP – Information Technology, is a Certified Community Banker Technology Officer, has 20 years of experience in the information technology field, and is responsible for developing and implementing the Company’s information security program.

The SVP – Information Technology reports to the board of directors on a quarterly basis regarding the relevant key risk indicators, information technology and information security events, including key risk indicator metrics used by the board of directors to monitor risks, and quarterly technology update which includes details of information technology and cybersecurity, initiatives, projects, training, events, and incidents.

The Company has developed a cyber incident response plan to maintain procedures and protocols for responding to incidents. The Cyber Incident Response Team (“CIRT”) is comprised of all members of the Company’s executive management team, the vCISO and representatives from the technology, operations, accounting, risk management, financial crimes, marketing and retail departments. During an incident response process, the Chief Administrative Officer serves as the incident manager. The Chief Administrative Officer has over 15 years of experience in leadership and management of information technology, cybersecurity, and incident response programs. In this role as incident manager, the Chief Administration Officer, in collaboration with the CIRT and external cybersecurity firms, as necessary, will assess the materiality of the breach following the incident response plan severity scale. This evaluation aims to accurately identify risks and potential operational and business impacts. Materiality determination involves an objective analysis of both quantitative and qualitative factors, including an evaluation of immediate impact on systems and critical infrastructure. The purpose of this cyber incident response plan is to ensure that the Company is prepared to manage operational and/or malicious events which may disrupt critical business processes and/or compromise the confidentiality, integrity, or availability of its data. This cyber incident response plan defines the processes the Company will follow to manage adverse security events. The cyber incident response plan also maintains procedures and protocols to escalate significant cybersecurity matters to the full board of directors and regulators, as deemed necessary. The Company’s CIRT performs an annual testing exercise to evaluate its preparation and response plan in the event of an actual cybersecurity event.

Although cybersecurity threats, including those stemming from prior incidents, have not materially affected the Company in the previous fiscal year, and there are no known imminent cybersecurity threats that are reasonably likely to materially affect our business strategy, results of operations, or financial condition, we cannot guarantee that we will remain unaffected in the future. Information regarding risks from material cybersecurity threats can be found under the section captioned “Risks Related to Operations” contained in Item 1A. Risk Factors.

ITEM 2.Properties

The following table sets forth information regarding our offices as of June 30, 2024.

	Leased or	Year Acquired
Location	Owned	or Leased

Main Office:
652 Albany Shaker Road, Albany, NY 12211	Owned (1)	2016

Other Properties:
21 Second Street, Troy, NY 12180	Leased	2016
531 Troy-Schenectady Road, Latham, NY 12110	Owned	2008
2000 Second Avenue, Watervliet, NY 12189	Leased	2017
1828 Altamont Avenue, Schenectady, NY 12305	Owned	2012
1208 Route 146, Clifton Park, NY 12065	Leased	1995
10 Kendall Way, Malta, NY 12020	Owned	2016
78 Main Avenue, Wynantskill, NY 12198	Owned	2014
712 Hoosick Street, Brunswick, NY 12180	Owned	2015
329 Glenmont Road, Glenmont, NY 12077	Leased	2014
142 Saratoga Avenue, Waterford, NY 12188	Owned	2015
1770 Central Avenue, Albany, NY 12205	Leased	2019
602 North Greenbush Road, Rensselaer, NY 12144	Leased	2017
90 State Street, Albany, NY 12207	Leased	2013
1881‑1883 Western Avenue, Albany, NY 12203	Owned	2018
184 Delaware Avenue, Delmar, NY 12054	Owned	2010
843 Route 146, Clifton Park, NY 12065	Leased	2012
426 State Street, Schenectady, NY 12305	Leased	2014
440 Main Street, Cairo, NY 12413	Owned	2016
11565 NY‑32, Greenville, NY 12083	Leased	2016
739 Upper Glen Street, Queensbury, NY 12804	Leased	2017
100 Mohawk Street, Cohoes, NY 12047	Owned	2017
1 Hudson City Centre, Hudson, NY 12534	Leased	2023
(1)	The property is subject to a ground lease.

The Company and the Bank maintain their executive offices as well as an operations center, customer call center and a retail banking center at the main office. The Bank operates 22 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties, as well as a wealth management office in Columbia County in New York. We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. For more information on the Company’s properties, see Notes 2, 7 and 18 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Annual Report.

ITEM 3.Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part II, Item 8–Financial Statements and Supplementary Data- Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company has been listed on The Nasdaq Capital Market under the symbol “PBFS” since July 18, 2019. At September 13, 2024, the Company had approximately 894 stockholders of record.

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

The Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. In addition, the Bank’s ability to pay dividends may be limited if it does not have the capital conservation buffer required by certain capital rules, which may limit our ability to pay dividends to stockholders. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by regulations and policies of the Federal Reserve Board and the OCC, may be paid in addition to, or in lieu of, regular cash dividends.

There were no sales of unregistered securities during the year ended June 30, 2024.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2024:

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased	Share	Programs	Programs (1)
April 1 through April 30, 2024	—	$—	—	—
May 1 through May 31, 2024	—	—	—	1,298,883
June 1 through June 30, 2024	106,386	9.97	106,386	1,192,497
Total	106,386	$9.97	106,386	1,192,497

(1)	On May 21, 2024, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,298,883 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

ITEM 6.[Reserved]

Not Applicable.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived in part from the audited consolidated financial statements that appear beginning on page 74 of this Annual Report on Form 10-K. Please read the information in this section in conjunction with the business and financial information regarding the Company, the Bank and the audited consolidated financial statements that appear starting on page 74 of this Annual Report on Form 10-K.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, and insurance and wealth management services income. Our non-interest income also includes litigation-related income, net gain or losses on equity securities, net gain or losses on sales and calls of available for sale securities, net gain or loss on disposal of assets, other gains and losses, and miscellaneous income.

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

Select Financial Data

The following tables set forth selected historical financial and other data for the Company on a consolidated basis at and for the years ended June 30, 2024 and 2023.

	At June 30,
	2024	2023

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,895,404	$1,856,191
Cash and cash equivalents	165,190	150,478
Securities available for sale	257,409	431,667
Securities held to maturity	25,090	23,949
Equity securities	—	2,413
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	3,546	1,196
Net loans receivable	1,344,069	1,144,169
Premises and equipment, net	40,105	41,617
Bank-owned life insurance	16,009	16,322
Deposits	1,550,252	1,541,851
Shareholders’ equity	296,528	266,700

	For the Years Ended June 30,
	2024	2023

	(In thousands except for per share amounts)
Selected Operating Data:
Interest and dividend income	$88,316	$71,033
Interest expense	21,803	5,492
Net interest income	66,513	65,541
Provision for credit losses	2,700	—
Net interest income after provision for credit losses	63,813	65,541
Noninterest income	16,330	14,148
Noninterest expense	60,734	51,834
Income before income taxes	19,409	27,855
Income tax expense	4,149	5,907
Net income	15,260	21,948
Earnings per share (basic and diluted)	$0.61	$0.87

	At or For the Years Ended June 30,
	2024	2023

Performance Ratios:
Return on average assets	0.80%	1.15%
Return on average equity	5.42%	8.73%
Interest rate spread (1)	3.01%	3.50%
Net interest margin (2)	3.78%	3.72%
Non-interest expenses to average assets	3.18%	2.71%
Efficiency ratio (3)	73.31%	65.05%
Average interest-earning assets to average interest-bearing liabilities	161.98%	170.32%

Capital Ratios (4):
Average equity to average assets	14.77%	13.16%
Total capital to risk weighted assets	19.66%	20.11%
Tier 1 capital to risk weighted assets	18.40%	18.85%
Common equity tier 1 capital to risk weighted assets	18.40%	18.85%
Tier 1 capital to average assets	11.65%	11.47%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	1.60%	1.94%
Allowance for credit losses as a percentage of non-performing loans	240.92%	126.41%
Net charge-offs to average outstanding loans during the year	0.04%	0.01%
Non-performing loans as a percentage of total loans	0.66%	1.53%
Non-performing loans as a percentage of total assets	0.48%	0.96%
Total non-performing assets as a percentage of total assets	0.49%	0.96%

Other:
Number of offices	23	22
Number of full-time equivalent employees	270	256
(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the years.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4)	Capital ratios are for the Bank.

Recent Developments

Pioneer Commercial Bank Merger

Pioneer Commercial Bank is a New York-chartered limited-purpose commercial bank wholly owned by the Bank. Prior to our conversion to a national bank, the limited-purpose commercial bank subsidiary enabled us to establish banking relationships with municipalities and other public entities for deposits throughout our market area which was otherwise prohibited by law for a New York chartered savings bank. On September 16, 2024, the OCC approved the Commercial Bank Merger. The Commercial Bank Merger is expected to close on October 1, 2024. Following the completion of the Commercial Bank Merger, the Bank will directly offer full municipal deposit banking services.

Stock Repurchase Program

On May 21, 2024, the Company announced that it had adopted a stock repurchase program.  Under the repurchase program, the Company may repurchase up to 1,298,883 shares of its common stock.

Shares may be repurchased in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC. The repurchase program has no expiration date.

Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.  Open market purchases will be subject to the limitations set forth in Rule 10b-18 of the SEC and other applicable legal requirements.

The timing and amount of share repurchases under the repurchase program may be suspended, terminated or modified by the Company at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The Company is not obligated to repurchase any particular number of shares or any shares in any specific time period. For additional details regarding the stock repurchase program see “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

Charter Conversion

On April 1, 2024, the Bank completed its conversion to a national bank following approval of the conversion by the OCC, the regulator of national banks. The Bank now operates under the name “Pioneer Bank, National Association” and is subject to the supervision, regulation and examination by the OCC. The Bank continues to operate in the same mutual holding company structure as it did prior to the conversion, with the Company and Pioneer Bancorp, MHC as the Bank’s parent bank holding companies.

Balance Sheet Repositioning

On December 28, 2023, the Company completed a balance sheet repositioning, by selling $74.5 million of lower-yielding available for sale securities with an average book yield of approximately 0.83% and weighted average remaining life of 2.2 years, recognizing a pre-tax loss on the sale of $5.6 million. Proceeds from the sale were initially redeployed into interest-earning deposits with banks with an average book yield of 5.40% and ultimately the Company reinvested the proceeds into loans and securities available for sale yielding current market rates during the quarter ended March 31, 2024. The transaction had a neutral impact on shareholders’ equity and book value per share as of the date of the sale, as unrealized losses on securities available for sale were already accounted for as a deduction to shareholders’ equity. Beginning in the quarter ended March 31, 2024, this transaction began to have a favorable impact on the Company’s net income, net interest margin, return on average assets, and return on average equity.

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

While the Bank has been reimbursed in the past by its insurer for certain legal fees and expenses associated with this matter, the Bank does not expect to recognize any such insurance recoveries in the future, as the applicable policy limits and deductibles have been exceeded. For additional details regarding legal, other proceedings and related matters see “Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

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

Strategically grow through deepening customer relationships. Integral to our strategy is our belief that there is a large customer base in our market that prefers doing business with local institutions that are grounded in the success of their customers and communities. These customers are seeking more relationship-based service than they receive from the larger regional banks and other financial services providers. By offering personalized relationship-based customer service, along with our extensive knowledge of our local markets and a wide range of product offerings, we believe it has allowed us to establish strong relationships with our customers. We believe we can continue to leverage these strengths to attract and retain customers. We have embarked on a sales enablement strategy that is focused on engaging in a multidisciplinary approach to customer interaction.  Based on the foregoing, our attractive market area and strategic investment in technology to enhance the customer experience, we believe we are well-positioned to strategically grow our balance sheet.

Continue our emphasis on commercial customer acquisition, with a targeted focus on commercial lending while maintaining an appropriate balance in the overall loan portfolio. We view the long term growth of our commercial loan portfolio, consistent with safe and sound underwriting practices, as a means of increasing our interest income and establishing relationships with local businesses. These relationships will offer a recurring and we believe broader source of fee income through commercial deposits, commercial insurance and employee benefits products and consulting. We generally require that commercial borrowers establish a commercial deposit account with us, which assists our efforts to grow core deposits and cross-sell our other products and services. Our focus on commercial lending also has the benefits of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. However, we will continue to maintain an appropriate balance in the overall loan portfolio between our commercial and non-commercial loans to diversify our credit risk. Through our strategic partnership with the Mortgage Banking Company we are able to decide whether we want to purchase residential mortgage loans originated by the Mortgage Banking Company for our portfolio. During the year ended June 30, 2024 we strategically increased our portfolio of non-commercial loans, in part to take advantage of the substantial recent increase in market rates, through the purchases of residential mortgage loans, increasing that portfolio by $170.6 million or 36.8% as compared to the prior year.

Diversify our products and services to increase non-interest income. Our strategy includes further expansion of our customer base, deepening relationships and a focus on non-interest income by growing our financial services businesses. We sell commercial and personal insurance products and provide employee benefits products and services through our wholly-owned subsidiary, Pioneer Insurance Agency, Inc., which we acquired in 2016, and grew with our acquisition of Capital Region Strategic Employee Benefits Services, LLC employee benefits and consulting business in 2017. We entered into the wealth management services business by establishing Pioneer Financial Services, Inc. in 1997 as a wholly-owned subsidiary of the Bank (which operates under the name Pioneer Wealth Management). We substantially grew our wealth management services business with the acquisition of Ward Financial Management, LTD’s business in 2018, three wealth management practices’ businesses in fiscal year 2022 and with the acquisition of certain assets of Hudson Financial, LLC in fiscal year 2024. At June 30, 2024, Pioneer Financial Services, Inc. had $1.13 billion of assets under management. We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may further increase our non-interest income, and also to cross-sell our banking services and products to customers and clients of Pioneer Insurance Agency, Inc. and Pioneer Financial Services, Inc. We intend to consider future acquisition opportunities to expand our insurance, wealth management or other complementary financial services businesses.

Increase our Share of Lower-Cost Core Deposits. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-sell the products and services of our complementary subsidiaries. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities located in our market area. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. At June 30, 2024, core deposits comprised 89.2% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

Ongoing focus on our commitment to an engaged workforce.  We maintain our focus on ways to further enhance the employee engagement of our team.  We seek to retain our position as an employer of choice for top talent in the Capital Region through a focus on career and leadership development opportunities, and attention to providing a robust and competitive benefits package for our employees.  We provide opportunities for our employees to engage in meaningful ways in the community and expect to enhance this engagement through the philanthropic efforts of the Pioneer Bank Charitable Foundation.

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

The following represent our critical accounting policies and estimates:

Allowance for Credit Losses. The allowance for credit losses consists of the allowance for credit losses on loans, securities held to maturity and unfunded commitments. Effective July 1, 2023, the measurement of Current Expected Credit Losses (“CECL”) on financial instruments requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, macroeconomic variables (e.g., civilian unemployment and U.S. gross domestic product (“GDP”)), and reasonable and supportable forecasts from the Federal Open Market Committee (“FOMC”) that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses on loans and securities held to maturity, as reported in our consolidated statements of condition, are adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-offs, net of recoveries. The allowance for credit losses on unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws and is included in other liabilities on the Company’s consolidated statements of condition. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable GAAP (the incurred loss method).

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.1 million, or 5.2%, assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Years Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,265,455	$72,378	5.72%	$1,059,250	$55,231	5.21%
Securities	382,258	9,750	2.55%	526,460	9,875	1.88%
Interest-earning deposits	113,092	6,188	5.47%	176,965	5,927	3.35%
Total interest-earning assets	1,760,805	88,316	5.02%	1,762,675	71,033	4.03%
Non-interest-earning assets	146,575			146,677
Total assets	$1,907,380			$1,909,352

Interest-bearing liabilities:
Demand deposits	$167,498	$3,153	1.88%	$175,227	$968	0.55%
Savings deposits	275,317	199	0.07%	315,536	116	0.04%
Money market deposits	493,187	12,968	2.63%	450,969	2,979	0.66%
Certificates of deposit	124,632	4,352	3.49%	68,911	557	0.81%
Total interest-bearing deposits	1,060,634	20,672	1.95%	1,010,643	4,620	0.46%
Borrowings and other	26,399	1,131	4.28%	24,284	872	3.59%
Total interest-bearing liabilities	1,087,033	21,803	2.01%	1,034,927	5,492	0.53%
Non-interest-bearing deposits	494,916			584,762
Other non interest-bearing liabilities	43,758			38,394
Total liabilities	1,625,707			1,658,083
Total shareholders’ equity	281,673			251,269
Total liabilities and shareholders’ equity	$1,907,380			$1,909,352
Net interest income		$66,513			$65,541
Net interest rate spread (1)			3.01%			3.50%
Net interest-earning assets (2)	$673,772			$727,748
Net interest margin (3)			3.78%			3.72%
Average interest-earning assets to interest-bearing liabilities	161.98%			170.32%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended June 30,
	2024 vs. 2023
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$11,448	$5,699	$17,147
Securities	(3,126)	3,001	(125)
Interest-earning deposits	(2,631)	2,892	261
Total interest-earning assets	5,691	11,592	17,283

Interest-bearing liabilities:
Demand deposits	(45)	2,230	2,185
Savings deposits	(16)	99	83
Money market deposits	304	9,685	9,989
Certificates of deposit	743	3,052	3,795
Total interest-bearing deposits	986	15,066	16,052
Borrowings and other	81	178	259
Total interest-bearing liabilities	1,067	15,244	16,311

Change in net interest income	$4,624	$(3,652)	$972

Comparison of Financial Condition at June 30, 2024 and June 30, 2023

Total Assets. Total assets of $1.90 billion at June 30, 2024 increased $39.2 million, or 2.1%, from $1.86 billion at June 30, 2023. The increase was due primarily to an increase of $199.9 million, or 17.5%, in net loans receivable, an increase of $14.7 million, or 9.8%, in cash and cash equivalents and an increase of $1.1 million, or 4.8%, in securities held to maturity, offset in part by a decrease of $174.3 million, or 40.4%, in securities available for sale. Since June 30, 2023, we continued to shift the composition of interest-earning assets from securities available for sale to net loans receivable.

Cash and Cash Equivalents. Total cash and cash equivalents of $165.2 million at June 30 2024, increased $14.7 million, or 9.8%, from $150.5 million at June 30, 2023.

Securities Available for Sale. Total securities available for sale of $257.4 million at June 30, 2024 decreased $174.3 million, or 40.4%, from $431.7 million at June 30, 2023. The decrease was primarily due to maturities of $143.5 million and sales of $74.5 million, offset in part by purchases of U.S. Government and agency obligations and municipal obligations of $32.7 million and a decrease in net unrealized losses of $14.9 million (including a $5.6 million decrease related to losses realized from the sale of securities available for sale described in “Recent Developments”) during the year ended June 30, 2024.

Securities Held to Maturity. Total securities held to maturity of $25.1 million at June 30, 2024 increased $1.1 million, or 4.8%, from $23.9 million at June 30, 2023. The increase was primarily due to purchases of $4.1 million offset in part by maturities of $2.7 million and a provision for credit losses of $262,000 during the year ended June 30, 2024.

Net Loans Receivable. Net loans receivable of $1.34 billion at June 30, 2024 increased $199.9 million, or 17.5%, from $1.14 million at June 30, 2023. By loan category, residential mortgage loans increased by $170.6 million, or 36.8%, to $633.8 million at June 30, 2024 from $463.2 million at June 30, 2023, commercial construction loans increased by $25.7 million, or 27.7%, to $118.4 million at June 30, 2024 from $92.7 million at June 30, 2023, commercial and industrial loans increased by $3.9 million, or 4.0%, to $101.2 million at June 30, 2024 from $97.3 million at June 30, 2023, and home equity loans and lines of credit increased by $7.3 million, or 8.5%, to $92.8 million at June 30, 2024 from $85.5 million at June 30, 2023. These increases were partially offset by a decrease in commercial real estate loans of $5.0 million, or 1.2%, to $406.2 million at June 30, 2024 from $411.2 million at June 30, 2023, and a decrease in consumer loans of $3.3 million, or 19.3%, to $13.5 million at June 30, 2024 from $16.8 million at June 30, 2023.

The increase in residential mortgage loans was related to the Bank’s asset allocation shift, using investment securities cash flow and cash to fund higher yielding assets. The Bank’s relationship with the Mortgage Banking Company facilitated a significant increase in residential mortgage loan volume, despite the higher interest rate environment. The increase in commercial construction loans was due to funding of increased construction commitments. The increase in home equity loans and lines of credit was due to increased utilization rates of home equity lines of credit. The decrease in commercial real estate loans was related to loan payoffs outpacing loan originations.

Deposits. Total deposits of $1.55 billion at June 30, 2024 increased $8.4 million, or 0.5%, from $1.54 billion at June 30, 2023. By deposit category, demand accounts increased by $19.2 million, or 13.8%, to $158.0 million at June 30, 2024 from $138.8 million at June 30, 2023, money market accounts increased by $50.7 million, or 11.0%, to $513.6 million at June 30, 2024 from $462.9 million at June 30, 2023, and certificate of deposits increased by $50.0 million, or 42.8%, to $167.0 million at June 30, 2024 from $117.0 million at June 30, 2023, offset in part by a decrease in non-interest-bearing demand accounts of $80.8 million, or 15.4%, to $445.3 million at June 30, 2024 from $526.1 million at June 30, 2023, and a decrease in savings accounts of $30.7 million, or 10.3%, to $266.3 million at June 30, 2024 from $297.0 at June 30, 2023. The increase in certificates of deposit was primarily related to a migration of funds from non-interest-bearing demand, savings, and other lower rate interest-bearing accounts. The increase in demand accounts and money market accounts was primarily related to growth in municipal and commercial deposits and a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The decrease in non-interest-bearing demand and savings accounts was primarily related to migration of funds to higher interest-bearing accounts.

Total Shareholders’ Equity. Total shareholders’ equity of $296.5 million at June 30, 2024 increased $29.8 million, or 11.2%, from $266.7 million at June 30, 2023 primarily as a result of net income of $15.3 million, a decrease in accumulated other comprehensive loss of $14.5 million, and the net increase of $507,000 related to the day-one CECL adjustment, partially offset by the repurchase of common stock of $1.1 million.

Comparison of Operating Results for the Years Ended June 30, 2024 and June 30, 2023

General.  Net income decreased by $6.6 million, or 30.5%, to $15.3 million for the year ended June 30, 2024 from $21.9 million for the year ended June 30, 2023. The decrease was primarily due to a $8.9 million increase in non-interest expense and a $2.7 million increase in the provision for credit losses, partially offset by a $2.2 million increase in non-interest income, a $1.0 million increase in net interest income and a $1.8 million decrease in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $17.3 million, or 24.3%, to $88.3 million for the year ended June 30, 2024, from $71.0 million for the year ended June 30, 2023 due to increases in interest income on loans and interest-earning deposits and other. The increase was the result of a 99 basis points increase in the average yield on interest-earning assets to 5.02% for the year ended June 30, 2024, from 4.03% for the year ended June 30, 2023, partially offset by a decrease in the average balance of interest-earning assets of $1.9 million. The increase in the average yield on interest-earning assets was driven by an increase in variable rate loan yields and yields on interest-earning deposits with banks due to the current higher interest rate environment, as well as due to market related increases in interest rates on new loans and an asset allocation shift, using investment securities’ cash flow to fund higher yielding assets. Average interest-earning assets of $1.76 billion for the year ended June 30, 2024 decreased by $1.9 milllion from the year ended June 30, 2023.

Interest income on loans increased $17.2 million, or 31.0%, to $72.4 million for the year ended June 30, 2024 from $55.2 million for the year ended June 30, 2023. Interest income on loans increased due to a 51 basis points increase in the average yield on loans to 5.72% for the year ended June 30, 2024 from 5.21% for the year ended June 30, 2023, coupled with a $206.2 million increase in the average balance of loans to $1.27 billion for the year ended June 30, 2024 from $1.06 billion for the year ended June 30, 2023. The increase in average yield on loans was primarily due to loans tied to variable short-term rates which increased during the year ended June 30, 2024 as well as due to market related increases in interest rates on new loans. The increase in the average balance of loans was principally due to purchases of residential mortgage loans.

Interest income on securities decreased $125,000, or 1.3%, to $9.8 million for the year ended June 30, 2024 from $9.9 million for the year ended June 30, 2023. Interest income on securities decreased due to a $144.2 million decrease in the average balance of securities to $382.3 million for the year ended June 30, 2024 from $526.5 million for the year ended June 30, 2023, partially offset by a 67 basis points increase in the average yield on securities to 2.55% for the year ended June 30, 2024 from 1.88% for the year ended June 30, 2023. The decrease in the average balance of securities was due to the sales of U.S. government and agency securities, and maturities of U.S. government and agency and municipal obligation securities, outpacing purchases during the year ended June 30, 2024, in conjunction with an asset allocation shift, using investment securities’ cash flow to fund higher yielding assets. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the year ended June 30, 2024 partially replacing the sale and scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities.

Interest income on interest-earning deposits with banks and other increased $261,000, or 4.4%, to $6.2 million for the year ended June 30, 2024 from $5.9 million for the year ended June 30, 2023. Interest income on interest-earning deposits with banks and other increased due to a 212 basis points increase in the average yield on interest-earning deposits with banks and other to 5.47% for the year ended June 30, 2024 from 3.35% for the year ended June 30, 2023 primarily due to an increase in yields on interest-earning deposits with banks due to higher market interest rates, partially offset by a decrease of $63.9 million in average balances on interest-earning deposits with banks and other to $113.1 million for the year ended June 30, 2024 from $177.0 million for the year ended June 30, 2023 related to the shift in composition of interest-earning assets from cash and cash equivalents to loans.

Interest Expense.  Interest expense increased $16.3 million, or 297.0%, to $21.8 million for the year ended June 30, 2024 from $5.5 million for the year ended June 30, 2023 as a result of an increase in interest expense on deposits, as well as, on borrowings and other. The increase was primarily due to a 148 basis points increase in the average cost of interest-bearing liabilities to 2.01% for the year ended June 30, 2024 from 0.53% for the year ended June 30, 2023, as well as, a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $16.1 million, or 347.4%, to $20.7 million for the year ended June 30, 2024 from $4.6 million for the year ended June 30, 2023. Interest expense on interest-bearing deposits increased primarily due to a 149 basis points increase in the average cost of interest-bearing deposits to 1.95% for the year ended June 30, 2024 from 0.46% for the year ended June 30, 2023 and an increase in average interest-bearing deposits of $50.0 million to $1.06 billion for the year ended June 30, 2024 from $1.01 billion for the year ended June 30, 2023. The increase in the average cost of interest-bearing deposits was primarily due to the repricing of certain interest-bearing deposit accounts in response to changes in market interest rates and the higher interest rate environment, as well as a shift in the mix of deposits towards higher cost interest-bearing accounts.

Interest expense on borrowings and other liabilities increased $259,000 to $1.1 milion for the year ended June 30, 2024 from $872,000 for the year ended June 30, 2023 due primarily to increases in average borrowings and other liabilities of $2.1 million to $26.4 million for the year ended June 30, 2024 from $24.3 million for the year ended June 30, 2023, as well as the average cost of borrowings and other liabilities of 69 basis points as a result of the higher interest rate environment.

Net Interest Income.  Net interest income increased $972,000, or 1.5%, to $66.5 million for the year ended June 30, 2024 compared to $65.5 million for the year ended June 30, 2023. The increase was primarily due to an increase in the average yield on interest-earning assets of 99 basis points, partially offset by a decrease in the average balance of interest-earning assets of $1.9 million, an increase in the average cost of interest-bearing liabilities of 148 basis points and an increase in the average balance of interest-bearing liabilities of $52.1 million. The net interest rate spread decreased 49 basis points to 3.01% for the year ended June 30, 2024 from 3.50% for the year ended June 30, 2023. Net interest margin increased 6 basis points to 3.78% for the year ended June 30, 2024 from 3.72% for the year ended June 30, 2023. Net interest-earning assets decreased by $53.9 million to $673.8 million for the year ended June 30, 2024 from $727.7 million for the year ended June 30, 2023. The effect on net interest income of the decrease in the average balance of net interest-earning assets for the fiscal year ended June 30, 2024 was offset by the asset allocation shift to higher yielding assets.

Provision for Credit Losses.  The provision for credit losses was $2.7 million for the year ended June 30, 2024, as compared to no provision for credit losses for the year ended June 30, 2023. The provision for credit losses for the year ended June 30, 2024 was primarily due to growth in the loan portfolio offset in part by improvements in asset quality. Net charge-offs increased to $520,000 for the year ended June 30, 2024, compared to $55,000 for the year ended June 30, 2023. Non-performing assets decreased to $9.2 million, or 0.49% of total assets, at June 30, 2024, compared to $17.8 million, or 0.96% of total assets, at June 30, 2023. During the year ended June 30, 2024, non-performing loans decreased primarily with respect to one commercial real estate loan relationship that included seven loans totaling $7.7 million as of June 30, 2023, which as a result of payments received from the borrower decreased to four loans totaling $3.2 million as of June 30, 2024 and one commercial construction loan relationship totaling $3.2 million that was matured as of June 30, 2023 and was extended during the year ended June 30, 2024. The allowance for credit losses on loans was $21.8 million at June 30, 2024 compared to $22.5 million at June 30, 2023, representing 1.60% and 1.94% of total loans outstanding, respectively. The decrease in the allowance for credit losses as a percentage of total loans outstanding was primarily due to the cumulative effect adjustment for the adoption of ASU 2016-13 as of July 1, 2023 as described in “Part 2, Item 8 –  Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies” and by improvements in asset quality.

Non-Interest Income.  Non-interest income increased $2.2 million, or 15.4%, to $16.3 million for the year ended June 30, 2024 as compared to $14.1 million for the year ended June 30, 2023. Noninterest income increased primarily as a result of $6.0 million of income from the previously disclosed settlement of litigation as described in “Recent Developments” and also from a $2.3 million increase in insurance and wealth management services income, offset in part by a $5.6 million loss on the sale of securities available for sale from the balance sheet repositioning transaction as described in “Recent Developments,” as well as a $614,000 decrease in bank-owned life insurance income during the year ended June 30, 2024 due to recognition of a death benefit in the year ended June 30, 2023. The increase in insurance and wealth management services income was primarily due to the acquisition of Hudson Financial LLC which expanded our wealth management business into the Hudson Valley Region of New York.

Non-Interest Expense.  Non-interest expense increased $8.9 million, or 17.2%, to $60.7 million for the year ended June 30, 2024 compared to $51.8 million for the year ended June 30, 2023. The increase in noninterest expense for the year ended June 30, 2024 was primarily due to an increase in professional fees of $6.3 million, as well as an increase in salaries and employee benefits expense of $1.8 million. Professional fees increased due to legal fees and expenses. Salaries and employee benefits expense increased due to compensation expense from annual merit increases, hiring talent to fill open positions, as well as the acquisition of Hudson Financial LLC.

Income Tax Expense. Income tax expense decreased $1.8 million to $4.1 million for the year ended June 30, 2024 from $5.9 million for the year ended June 30, 2023, due to a decrease in income before income taxes. Our effective tax rate was 21.4% for the year ended June 30, 2024 compared to 21.2% for the year ended June 30, 2023. The increase in our effective tax rate was primarily due to the decrease in tax-exempt income for the year ended June 30, 2024 as compared to the prior year.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the FHLBNY. At June 30, 2024, we had the ability to borrow up to $497.2 million, of which none was utilized for borrowings and $200.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2024, we had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets.

We cannot accurately predict what the impact of the events described in “Mann Entities Related Fraudulent Activity” above and in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other regulatory proceedings, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. See Item 3 – “Legal Proceedings” and “Part II, Item 8–Financial Statements and Supplementary Data- Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” elsewhere in this report for more information. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of June 30, 2024. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2024, cash and cash equivalents totaled $165.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $257.4 million at June 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2024 totaled $156.7 million, or 10.1%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the OCC. At June 30, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 16 in the Notes to the consolidated financial statements for further information.

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

At June 30, 2024, we had $303.9 million of commitments to originate loans, comprised of $183.5 million of commitments under commercial loans and lines of credit (including $52.7 million of unadvanced portions of commercial construction loans), $70.6 million of commitments under home equity loans and lines of credit, $42.8 million of commitments to purchase residential mortgage loans, and $7.0 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2024, we had $21.9 million in standby letters of credit outstanding. See Note 14 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 2 in the Notes to the consolidated financial statements that appear starting on page 81 of this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pioneer Bancorp, Inc.

Albany, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Pioneer Bancorp, Inc. and subsidiaries (the Company) as of June 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, on July 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended.

We have served as the Company’s auditor since 2014.

/s/ Bonadio & Co., LLP

Pittsford, New York

September 25, 2024

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share amounts)

	June 30,	June 30,
	2024	2023
Assets
Cash and due from banks	$36,937	$33,584
Federal funds sold	13,638	2,167
Interest-earning deposits with banks	114,615	114,727
Cash and cash equivalents	165,190	150,478
Securities available for sale, at fair value	257,409	431,667
Securities held to maturity, net of allowance for credit losses of $262 at June 30, 2024 (fair value of $22,437 at June 30, 2024; and $21,744 at June 30, 2023)	25,090	23,949
Equity securities, at fair value	—	2,413
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	3,546	1,196
Loans receivable	1,365,870	1,166,638
Allowance for credit losses	(21,801)	(22,469)
Net loans receivable	1,344,069	1,144,169
Accrued interest receivable	7,559	7,194
Premises and equipment, net	40,105	41,617
Bank-owned life insurance	16,009	16,322
Goodwill	10,879	8,799
Other intangible assets, net	2,951	2,096
Other assets	22,597	26,291
Total assets	$1,895,404	$1,856,191

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$445,328	$526,119
Interest bearing deposits	1,104,924	1,015,732
Total deposits	1,550,252	1,541,851
Mortgagors’ escrow deposits	9,701	7,888
Other liabilities	38,923	39,752
Total liabilities	1,598,876	1,589,491

Commitments and contingent liabilities – See Note 14

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2024 and June 30, 2023)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 26,261,293 and 25,977,679 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively)	263	260
Additional paid in capital	113,484	113,543
Retained earnings	187,731	173,038
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(9,892)	(10,573)
Accumulated other comprehensive income (loss)	4,942	(9,568)
Total shareholders’ equity	296,528	266,700
Total liabilities and shareholders’ equity	$1,895,404	$1,856,191

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the Year Ended
	June 30,
	2024	2023
Interest and dividend income:
Loans	$72,378	$55,231
Securities	9,750	9,875
Interest-earning deposits with banks and other	6,188	5,927
Total interest and dividend income	88,316	71,033

Interest expense:
Deposits	20,672	4,620
Borrowings and other	1,131	872
Total interest expense	21,803	5,492
Net interest income	66,513	65,541
Provision for credit losses	2,700	—
Net interest income after provision for credit losses	63,813	65,541

Noninterest income:
Bank fees and service charges	5,877	5,934
Insurance and wealth management services	9,313	7,053
Net gain on equity securities	735	374
Net loss on securities available for sale transactions	(5,645)	—
Litigation-related income	5,950	—
Other	100	787
Total noninterest income	16,330	14,148

Noninterest expense:
Salaries and employee benefits	29,225	27,421
Net occupancy and equipment	7,461	7,249
Data processing	4,554	4,561
Advertising and marketing	729	825
Insurance premiums	913	908
Federal Deposit Insurance Corporation insurance premiums	1,090	857
Professional fees	11,070	4,739
Other	5,692	5,274
Total noninterest expense	60,734	51,834
Income before income taxes	19,409	27,855
Income tax expense	4,149	5,907
Net income	$15,260	$21,948

Net earnings per common share:
Basic	$0.61	$0.87
Diluted	$0.61	$0.87

Weighted average shares outstanding – basic	25,193,848	25,169,382
Weighted average shares outstanding – diluted	25,223,114	25,169,382

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	For the Year Ended
	June 30,
	2024	2023

Net income	$15,260	$21,948

Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	9,204	(3,832)
Reclassification adjustment for losses included in net income	5,645	—
	14,849	(3,832)
Tax expense (benefit)	3,881	(1,002)
	10,968	(2,830)
Defined benefit plan:
Change in funded status of defined benefit plans	4,826	6,030
Reclassification adjustment for amortization of net actuarial gain	(30)	(16)
	4,796	6,014
Tax expense	1,254	1,572
	3,542	4,442
Total other comprehensive income	14,510	1,612
Comprehensive income	$29,770	$23,560

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income (Loss)	Equity

Balance as of July 1, 2022	25,977,679	$260	$113,713	$151,090	(11,256)	$(11,180)	$242,627

Net income	—	—	—	21,948	—	—	21,948
Other comprehensive income	—	—	—	—	—	1,612	1,612
ESOP shares committed to be released (50,916 shares)	—	—	(170)	—	683	—	513
Balance as of June 30, 2023	25,977,679	$260	$113,543	$173,038	$(10,573)	$(9,568)	$266,700

Cumulative effect of change in accounting principle - Current Expected Credit Losses (1)	—	—	—	507	—	—	507

Net income	—	—	—	15,260	—	—	15,260
Other comprehensive income	—	—	—	—	—	14,510	14,510
ESOP shares committed to be released (50,916 shares)	—	—	(209)	—	681	—	472
Stock-based compensation expense	—	—	154	—	—	—	154
Restricted stock awards granted	390,000	4	(4)	—	—	—	—
Repurchases of common stock	(106,386)	(1)	—	(1,074)	—	—	(1,075)
Balance as of June 30, 2024	26,261,293	$263	$113,484	$187,731	$(9,892)	$4,942	$296,528

(1)	Adoption of Accounting Standard Update 2016-13.

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net income	$15,260	$21,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,596	2,698
Provision for credit losses	2,700	—
Net (accretion) amortization on securities	(1,863)	53
ESOP compensation	472	513
Loss (earnings) on bank-owned life insurance	313	(300)
Net gain on the sale of other real estate owned	(55)	—
Proceeds from sale of loans	92	100
Net loss (gain) on sale of loans	9	(2)
Loss on sale, disposal or write-down of premise and equipment, net	288	—
Net gain on equity securities	(735)	(374)
Net loss on securities available for sale transactions	5,645	—
Stock-based compensation expense	154	—
Deferred tax (benefit) expense	(188)	855
Increase in accrued interest receivable	(365)	(2,571)
Decrease in other assets	1,992	3,754
Decrease in other liabilities	(2,488)	(426)
Changes in operating leases	20	21
Net cash provided by operating activities	23,847	26,269

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	143,550	187,722
Proceeds from sales of securities available for sale	74,462	—
Purchases of securities available for sale	(32,687)	(141,484)
Proceeds from maturities and paydowns of securities held to maturity	2,651	2,770
Purchases of securities held to maturity	(4,054)	(2,767)
Proceeds from sales of equity securities	3,149	—
Net purchases of FHLBNY and FRBNY stock	(2,350)	(105)
Net increase in loans receivable	(200,057)	(161,701)
Purchases of premises and equipment	(838)	(451)
Proceeds from bank-owned life insurance death benefit	—	1,143
Proceeds from sale of other real estate owned	106	—
Cash paid for acquisitions	(1,980)	—
Net cash used in investing activities	(18,048)	(114,873)

Cash flows from financing activities:
Net increase (decrease) in deposits	8,401	(138,432)
Net increase in mortgagors’ escrow deposits	1,813	2,302
Payments on acquisition contingent consideration	(124)	(734)
Repurchase of common stock	(1,075)	—
Repayment of finance lease liability	(102)	(114)
Net cash provided by (used in) financing activities	8,913	(136,978)

Net increase (decrease) in cash and cash equivalents	14,712	(225,582)
Cash and cash equivalents at beginning of period	150,478	376,060
Cash and cash equivalents at end of period	$165,190	$150,478

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,751	$5,435
Income taxes	$5,000	$4,800
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$204	$—
Acquisition contingent consideration payable	$1,499	$—
Right of use assets obtained in exchange for new finance lease liabilities	$26	$—
Right of use assets obtained in exchange for new operating lease liabilities	$199	$—
Adoption of lease accounting standard:
Right of use assets	$—	$6,535
Lease liabilities	$—	$6,883

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

1.       NATURE OF OPERATIONS

Nature of Operations

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank, National Association (the “Bank”). The Bank was a New York State chartered savings bank and following approval by the Office of the Comptroller of the Currency (“OCC”) converted to a national bank on April 1, 2024. The Bank’s wholly owned subsidiaries are Pioneer Commercial Bank, Pioneer Insurance Agency, Inc. and Pioneer Financial Services, Inc. On September 16, 2024, the OCC approved the merger of Pioneer Commercial Bank with and into the Bank with the Bank as the resulting entity (the “Commercial Bank Merger”). The Commercial Bank Merger is expected to close on October 1, 2024. Following the completion of the Commercial Bank Merger, the Bank will directly offer full municipal deposit banking services.

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

Securities Available for Sale, Securities Held to Maturity and Equity Securities

Management determines the appropriate classification of debt securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If debt securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt securities are classified as securities available for sale and reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive loss, a component of shareholders’ equity. All marketable equity securities are reported at fair value, with changes in fair value recognized through net income in the consolidated statements of operations. At June 30, 2024 and 2023, and during the years then ended, the Company did not hold any securities considered to be trading securities.

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

Allowance for Credit Losses on Securities Held to Maturity

With respect to its held to maturity debt securities, the Company is required to utilize the Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) approach to estimate expected credit losses. Management measures expected credit losses on held to maturity debt securities on a collective basis by major security types that share similar risk characteristics. Management classifies the held to maturity debt securities portfolio into the following major security types: Corporate debt securities and municipal obligations. Expected losses are calculated on a pooled basis using a probability of default/loss given default model, based on historical credit loss data from a reliable source. Management utilizes corporate and municipal default and loss rates which provides decades of data across all corporate and municipal sectors and geographies. Management may exercise discretion to make adjustments based on environmental factors. The model calculates the expected loss for each security over the contractual life. If the risk of a held to maturity debt security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration.

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

Prior to the adoption of CECL on July 1, 2023, management evaluated debt securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank of New York (“FRBNY”) Stock

The Bank is a member of both the FHLBNY and FRBNY. FHLBNY members are required to own a certain amount of stock based on the level of borrowings and other factors, while FRBNY members are required to own a certain amount of stock based on a percentage of the Bank’s capital stock and surplus. FHLBNY and FRBNY stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends, if any, are reported as income.

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

At June 30, 2024 and 2023 the Company had no loans held for sale.

Net Loans Receivable

Loans receivable are reported at the principal amount outstanding, plus net deferred loan costs and net of the allowance for credit losses on loan. Interest income accrues on the unpaid principal balance. Interest income on loans is not recognized when considered doubtful of collection by management (generally, when principal or interest payments are ninety days or more past due). Past due status is based on the contractual terms of the loan. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment,  unless the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The following are the portfolio and class segments and the risk characteristics of each:

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

Allowance for Loan Losses – Incurred Loss Method

Prior to the adoption of CECL on July 1, 2023, the Company calculated the allowance for loan losses using the incurred loss method whereby the allowance represented management’s estimate of probable incurred losses inherent in the current loan portfolio. The allowance for loan losses is increased (decreased) through charges (credits) to the provision for loan losses. Loans are charged against the allowance when management believes that the collectability of the principal is not probable. Recoveries on loans previously charged-off are credited to the allowance for loan losses when realized. The allowance is an amount that management believes is adequate for probable incurred losses on existing loans.

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

Leases

The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and liabilities for operating leases and finance leases are recognized at the commencement date based on the present value of lease payments over the lease term. If the rate implicit in the lease is not known or determinable, the incremental borrowing rate is used to determine the present value of lease payments. The incremental borrowing rates are based on information provided by FHLBNY for a secured borrowing arrangement of a comparable term. The lease term may include an option to extend or terminate early when exercise of that option is considered reasonably certain. Reductions to finance lease ROU assets are recognized as amortization on a straight-line basis over the lease term and the interest on the related lease liability is expensed through interest expense on borrowings and other on the accompanying consolidated statements of operations. Reductions to operating lease ROU assets are recognized as lease cost on a straight-line basis over the lease term.

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value of the asset acquired less an estimate of the costs to sell, establishing a new cost basis. Fair value of OREO is generally determined through independent appraisals. At the time of foreclosure or when the Company obtains legal title to the property, the excess, if any, of the recorded investment in the loan over the fair value of the asset received is charged to the allowance for credit losses on loan. Subsequent declines in the fair value of such assets, or increases in the estimated costs to sell the properties and net operating expenses of such assets, are charged directly to other expenses. OREO is included in other assets in the consolidated statements of condition.

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

Cash Reserve Requirement

The Company may be required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The Company had no reserve requirement at June 30, 2024 and 2023.

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

Stock-Based Compensation

The Company maintains a stock-based compensation plan under which stock options and restricted stock awards are granted to certain directors and key employees. The Company expenses the grant date fair value of stock options and restricted stock awards granted.  For stock options and restricted stock awards, the expense is recognized over the vesting period of the grant on a straight-line basis, and is included within salaries and employee benefits expense on the accompanying consolidated statement of operations. The expense is adjusted for forfeitures as they occur. For restricted stock awards fair value is measured using the closing price of the Company common stock at the grant date. Stock option awards use the Black-Scholes Option-Pricing Model to measure fair value at the grant date.

Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock awards). Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

Shareholders’ Equity

The Company accounts for stock repurchases by allocating the repurchase price to common stock and retained earnings. Under Maryland law, the Company's state of incorporation, there are no treasury shares. All repurchased shares are authorized but unissued shares and these shares may be issued in the future for general corporate and other purposes. The Company may terminate or limit the stock repurchase program at any time. The Company records the shares purchased under the share repurchase plan based on the trade date.

Reclassifications

Amounts in the prior year’s consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

Adoption of Recent Accounting Pronouncements

Financial Instruments - Credit Losses - Topic 326

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13 to its guidance on “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for available for sale debt securities. For an available for sale debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. The amendments in this ASU were effective for the Company for the fiscal year beginning July 1, 2023. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which aligns the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 clarifies or addresses stakeholders’ specific issues about certain aspects of the amendments in ASU 2016-13 related to measuring the allowance for credit losses under the new guidance. The effective dates and transition requirements for the amendments related to this ASU are the same as the effective dates and transition requirements in ASU 2016-13. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses clarifying certain amendments to various provisions of ASU 2016-13 relating to (1) purchased financial assets with credit deterioration, (2) financial assets secured by collateral maintenance agreements, (3) transition relief for troubled debt restructurings, and (4) disclosure relief when the practical expedient for accrued interest receivables is applied.

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

The Company adopted the CECL guidance using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures, except for debt securities for which other-than-temporary impairment had been recognized prior to July 1, 2023 for which the Company adopted the CECL guidance using the prospective transition approach. Results for reporting periods beginning after July 1, 2023, are presented under the CECL guidance while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $507,000 as of July 1, 2023 for the cumulative effect of adopting the CECL guidance.  The transition adjustment includes a $2.3 million decrease to the allowance for credit losses on loans, a $1.6 million increase to the allowance for credit losses on unfunded commitments, and a $180,000 impact to the deferred tax assets. The Company did not record an allowance for credit losses on held to maturity and available for sale debt securities on July 1, 2023, as the amount of credit risk was deemed immaterial.

Troubled Debt Restructurings and Vintage Disclosures - Topic 326

In March 2022, the FASB issued ASU 2022-02, amendments related to Troubled Debt Restructurings (“TDRs”) for all entities after they adopt ASU 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). This ASU eliminates the guidance on TDRs in Subtopic 310-40, Receivables-Troubled Debt Restructurings, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The ASU also requires that public business entities disclose current-period gross charge-offs by year of origination. The Company adopted the standard prospectively, beginning July 1, 2023, concurrently with the adoption of ASU 2016-13. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Reference Rate Reform - Topic 848

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). The ASU and related amendments provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments (1) apply to contract modifications that replace a reference rate affected by reference rate reform, (2) provide exceptions to existing guidance related to changes to the critical terms of a hedging relationship due to reference rate reform (3) provide optional expedients for fair value hedging relationships, cash flow hedging relationships, and net investment hedging relationships, and (4) provide a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that are classified as held to maturity before January 1, 2020. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments for contract modifications can be elected to be applied as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. The amendments for existing hedging relationships can be elected to be applied as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of ASC Topic 848, Reference Rate Reform, from December 31, 2022, to December 31, 2024. On July 1, 2023, the Company adopted ASC 848, as amended. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Impact of Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, to provide more transparency about income tax information through improvements to income tax disclosures. Specifically, the update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold, and greater disaggregation of income tax disclosures related to income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the impact this will have on the consolidated financial statements.

3.ACQUISITIONS

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisitions. The goodwill from the acquisition is expected to be deductible for tax purposes. No contingent consideration was paid during the year ended June 30, 2024. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s wealth management services activities.

4.        INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2024
U.S. Government and agency obligations	$247,479	$1	$(3,931)	$243,549
Municipal obligations	13,419	5	(8)	13,416
Other debt securities	212	305	(73)	444
Total available for sale securities	$261,110	$311	$(4,012)	$257,409

June 30, 2023
U.S. Government and agency obligations	$396,464	$2	$(18,737)	$377,729
Municipal obligations	53,492	9	(67)	53,434
Other debt securities	261	309	(66)	504
Total available for sale securities	$450,217	$320	$(18,870)	$431,667

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.4 million at June 30, 2024 and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statement of condition.

There was no allowance for credit losses for securities available for sale as of June 30, 2024.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
June 30, 2024
Corporate debt securities	$22,000	$55	$(2,898)	$19,157	$262	$21,738
Municipal obligations	3,352	—	(72)	3,280	—	3,352
Total held to maturity securities	$25,352	$55	$(2,970)	$22,437	$262	$25,090

June 30, 2023
Corporate debt securities	$20,000	$—	$(2,049)	$17,951	$—	$20,000
Municipal obligations	3,949	—	(156)	3,793	—	3,949
Total held to maturity securities	$23,949	$—	$(2,205)	$21,744	$—	$23,949

Accrued interest receivable on held to maturity debt securities totaled $220,000 at June 30, 2024 and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statement of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of June 30, 2024.

The following tables present the activity in the allowance for credit losses on securities held-to-maturity (dollars in thousands):

	For the Year Ended June 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$262	$—	$—	$262
Municipal obligations	—	—	—	—	—
Total	$—	$262	$—	$—	$262

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$19,580	$(12)	$219,059	$(3,919)	$238,639	$(3,931)
Municipal obligations	3,723	(8)	—	—	3,723	(8)
Other debt securities	—	—	90	(73)	90	(73)
	$23,303	$(20)	$219,149	$(3,992)	$242,452	$(4,012)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,102	$(2,898)	$17,102	$(2,898)
Municipal obligations	—	—	3,280	(72)	3,280	(72)
	$—	$—	$20,382	$(2,970)	$20,382	$(2,970)

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Government and agency obligations	$104,145	$(1,975)	$268,782	$(16,762)	$372,927	$(18,737)
Municipal obligations	47,781	(67)	—	—	47,781	(67)
Other debt securities	14	(1)	107	(65)	121	(66)
	$151,940	$(2,043)	$268,889	$(16,827)	$420,829	$(18,870)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,951	$(2,049)	$17,951	$(2,049)
Municipal obligations	—	—	3,793	(156)	3,793	(156)
	$—	$—	$21,744	$(2,205)	$21,744	$(2,205)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of June 30, 2024, which consisted of 104 individual securities, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2024, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of the year ended June 30, 2024. There was no accrued interest reversed against interest income for the year ended June 30, 2024, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of June 30, 2024. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

Prior to the adoption of CECL, the Company evaluated its portfolio for other than temporary impairment. At June 30, 2023 there were 165 debt securities with unrealized losses. Unrealized losses on debt securities are primarily related to increases in credit spreads since the securities were purchased. Unrealized losses on other debt securities are not considered other-than-temporary based upon analysis completed by management considering credit rating of the instrument, length of time each security has spent in an unrealized loss position and the strength of the underlying collateral.

During the years ended June 30, 2023, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges in fiscal 2023. In fiscal 2023, 54 securities with an amortized cost of $219,000 and remaining par value of $1.5 million were evaluated.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	June 30, 2024
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$192,712	$189,771
Due after one to five years	68,186	67,194
Other debt securities	212	444
	$261,110	$257,409

Securities held to maturity:
Due in one year or less	$2,269	$2,197
Due after one to five years	1,083	1,083
Due after five to ten years	22,000	19,157
	$25,352	$22,437

During the year ended June 30, 2024, the Company received $74.5 million in proceeds from the sale of securities available for sale, realizing gross losses of $5.6 million. There were no sales of securities available for sale for the year ended June 30, 2023.

There were no sales of securities held to maturity for the years ended June 30, 2024 and 2023.

During the year ended June 30, 2024, the Company received $3.1 million in proceeds from the sale of equity securities. There were no sales of equity securities for the year ended June 30, 2023.

As of June 30, 2024 and June 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of June 30, 2024 and June 30, 2023, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $254.1 million and $428.5 million, respectively.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Year Ended June 30,
	2024	2023
Net gain (loss) recognized during the period on equity securities	$735	$374
Less: Net gains recognized during the period on equity securities sold during the period	735	—
Unrealized gains (losses) recognized during reporting period on equity securities still held at reporting date	$—	$374

5.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2024	June 30, 2023
Commercial:
Real estate	$406,201	$411,165
Commercial and industrial	101,207	97,307
Construction	118,373	92,714
Total commercial	625,781	601,186
Residential mortgages	633,779	463,196
Home equity loans and lines	92,765	85,477
Consumer	13,545	16,779
	1,365,870	1,166,638
Allowance for credit losses	(21,801)	(22,469)
Net loans receivable	$1,344,069	$1,144,169

Accrued interest receivable on loans totaled $5.9 million at June 30, 2024. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statement of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $9.5 million and $6.7 million at June 30, 2024 and 2023, respectively, and are included in net loans receivable.

The Company’s July 1, 2023 adoption of CECL resulted in a significant change to the methodology for estimating the allowance for credit losses. The allowance for credit losses on loans is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the commercial, residential mortgages, and home equity loans and lines of credit segments. The Company uses a four-quarter reasonable and supportable forecast period based on economic forecast from the Federal Open Market Committee (“FOMC”) of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. GDP growth. The forecast will revert to long-term economic conditions over a four quarter reversion period on a straight-line basis. The remaining life method is used to determine the CECL reserve for the consumer loan segment. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

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

The following table presents the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Year Ended June 30, 2024
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	$(1,307)	$(205)	$(345)	$73	$12,504
Residential mortgages	6,222	(670)	2,272	(118)	—	7,706
Home equity loans and lines of credit	1,470	(265)	48	(12)	3	1,244
Consumer	489	(69)	48	(135)	14	347
Allowance for credit losses - loans	22,469	(2,311)	2,163	(610)	90	21,801
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	275	—	—	1,899
Total	$22,469	$(687)	$2,438	$(610)	$90	$23,700

	For the Year Ended June 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses at beginning of period	$17,818	$2,899	$1,388	$419	$22,524
Provisions charged to operations	(3,567)	3,283	76	208	—
Loans charged off	(41)	(26)	(8)	(158)	(233)
Recoveries on loans charged off	78	66	14	20	178
Allowance for loan losses at end of period	$14,288	$6,222	$1,470	$489	$22,469

The following table presents the balance in the allowance for credit losses and allowance for loan losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	June 30, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$134	$—	$—	$—	$134
Related to loans collectively evaluated	12,370	7,706	1,244	347	21,667
Ending balance	$12,504	$7,706	$1,244	$347	$21,801

Loans:
Individually evaluated	$3,853	$1,625	$—	$—	$5,478
Loans collectively evaluated	621,928	632,154	92,765	13,545	1,360,392
Ending balance	$625,781	$633,779	$92,765	$13,545	$1,365,870

	June 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$792	$—	$—	$—	$792
Related to loans collectively evaluated for impairment	13,496	6,222	1,470	489	21,677
Ending balance	$14,288	$6,222	$1,470	$489	$22,469

Loans:
Individually evaluated for impairment	$11,544	$—	$—	$—	$11,544
Loans collectively evaluated for impairment	589,642	463,196	85,477	16,779	1,155,094
Ending balance	$601,186	$463,196	$85,477	$16,779	$1,166,638

The following table presents information related to impaired loans by class, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13 (dollars in thousands):

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

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the years ended June 30, 2024 and 2023 was nominal.

At various times, certain loan modifications are executed for economic or legal reasons related to a borrower’s financial condition that the Company would not otherwise consider resulting in a modified loan. Substantially all of these modifications include one or a combination of the following: extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount including interest only; or extensions of additional credit for payment of delinquent real estate taxes or other costs.

As previously noted in Note 2 – Summary of Significant Accounting Policies, effective July 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326)-Troubled Debt Restructurings. The Company may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered under ASU 2022-02 include principal reductions, interest rate reductions, term extensions, or a combination. There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the year ended June 30, 2024.

Prior to the adoption of ASU 2022-02 on July 1, 2023, the Company accounted for loan modifications to borrowers experiencing financial difficulty when concessions were granted as troubled debt restructurings. The following are disclosures related to troubled debt restructurings in the prior year. There were no loans modified as troubled debt restructurings during the year ended June 30, 2023. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2023 which subsequently defaulted during the year ended June 30, 2023. At various times, certain loan modifications were executed which were considered to be troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount including interest only; or extensions of additional credit for payment of delinquent real estate taxes or other costs. Loans subject to a troubled debt restructuring were evaluated as impaired loans for the purpose of determining the specific component of the allowance for loan losses.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	June 30, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$3,180	$3,180	$4	$—
Commercial and industrial	9	—	—	—
Construction	—	—	—	—
Residential mortgages	4,208	1,625	—	—
Home equity loans and lines	1,648	—	—	—
Consumer	—	—	—	—
	$9,045	$4,805	$4	$—

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

	June 30, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$3,844	Commercial real estate property
Commercial and industrial	9	Business assets
Construction	—
Residential mortgages	1,625	Residential real estate property
Home equity loans and lines	—
Consumer	—
	$5,478

The following table presents the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	June 30, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$2	$3	$4	$9	$406,192	$406,201
Commercial and industrial	15	—	—	15	101,192	101,207
Construction	—	—	—	—	118,373	118,373
Residential mortgages	872	481	794	2,147	631,632	633,779
Home equity loans and lines	722	78	654	1,454	91,311	92,765
Consumer	14	8	—	22	13,523	13,545
Total	$1,625	$570	$1,452	$3,647	$1,362,223	$1,365,870

	June 30, 2023
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$4,798	$—	$4,458	$9,256	$401,909	$411,165
Commercial and industrial	678	100	352	1,130	96,177	97,307
Construction	—	—	3,237	3,237	89,477	92,714
Residential mortgages	1,257	1,327	762	3,346	459,850	463,196
Home equity loans and lines	1,340	64	540	1,944	83,533	85,477
Consumer	18	22	—	40	16,739	16,779
Total	$8,091	$1,513	$9,349	$18,953	$1,147,685	$1,166,638

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$29,592	$47,818	$43,324	$23,191	$67,757	$168,333	$679	$—	$380,694
Special mention	—	—	2,234	—	—	8,003	1,090	—	11,327
Substandard	—	—	—	—	756	13,424	—	—	14,180
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$29,592	$47,818	$45,558	$23,191	$68,513	$189,760	$1,769	$—	$406,201

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$13,945	$6,381	$4,868	$3,066	$4,127	$6,259	$56,628	$—	$95,274
Special mention	—	—	1,118	—	1,250	221	750	—	3,339
Substandard	—	—	17	—	53	2,350	141	—	2,561
Doubtful	—	—	—	—	—	24	9	—	33
Total commercial and industrial	$13,945	$6,381	$6,003	$3,066	$5,430	$8,854	$57,528	$—	$101,207

Current period gross charge-offs	$—	$—	$—	$—	$—	$345	$—	$—	$345

Commercial construction
Risk Rating
Pass	$38,626	$9,589	$45,073	$19,740	$—	$3,794	$1,551	$—	$118,373
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$38,626	$9,589	$45,073	$19,740	$—	$3,794	$1,551	$—	$118,373

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$180,784	$206,815	$42,279	$56,059	$33,286	$110,234	$114	$—	$629,571
Non-performing	—	962	540	—	581	2,125	—	—	4,208
Total residential mortgages	$180,784	$207,777	$42,819	$56,059	$33,867	$112,359	$114	$—	$633,779

Current period gross charge-offs	$—	$—	$112	$—	$—	$6	$—	$—	$118

Home equity loans and lines of credit
Performing	$6,308	$6,525	$9,475	3,454	$1,369	$13,375	$50,611	$—	$91,117
Non-performing	—	—	99	—	—	643	906	—	1,648
Total home equity loans and lines of credit	$6,308	$6,525	$9,574	$3,454	$1,369	$14,018	$51,517	$—	$92,765

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$—	$12

Consumer
Performing	$1,517	$1,533	$100	$67	$6	$3,272	$7,050	$—	$13,545
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,517	$1,533	$100	$67	$6	$3,272	$7,050	$—	$13,545

Current period gross charge-offs	$100	$6	$23	$4	$1	$1	$—	$—	$135

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2023
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$352,874	$1,977	$56,196	$118	$411,165
Commercial and industrial	89,245	1,614	6,448	—	97,307
Construction	91,805	—	909	—	92,714
	$533,924	$3,591	$63,553	$118	$601,186

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

At June 30, 2024 and 2023, the Company had residential real estate loans in process of foreclosure of $853,000 and $1.3 million, respectively.

As of June 30, 2024 and 2023, the Company had pledged $605.8 million and $476.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

At June 30, 2024 and 2023, loans to executive officers, directors, or to associates of such persons, as well as activity in such loans for the years then ended were immaterial as a percentage of total loans receivable.

The Company retains the servicing rights on certain mortgage loans sold, and may release the servicing rights on others. Total residential mortgage loans serviced by the Company for unrelated third parties were approximately $13.5 million and $15.3 million at June 30, 2024 and 2023, respectively. At June 30, 2024 and 2023, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $116,000 and $131,000, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at June 30, 2024 and 2023, and therefore no valuation reserve was necessary. At June 30, 2024 and 2023, the Company held escrow funds in trust on loans serviced for others of $368,000 and $396,000, respectively.

6.       DERIVATIVES

In the normal course of servicing commercial customers, the Company acts as an interest rate swap counterparty for certain commercial borrowers. The Company manages its exposure to such interest rate swaps by entering into corresponding and offsetting interest rate swaps with third parties that match the terms of the interest rate swap with the commercial borrowers. These positions directly offset each other and the Company’s exposure is the fair value of the derivatives due to potential changes in credit risk of our commercial borrowers and third parties.

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At June 30, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $406.8 million, consisting of $203.4 million of interest rate swaps with commercial borrowers and $203.4 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2023, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $455.8 million, consisting of $227.9 million of interest rate swaps with commercial borrowers and $227.9 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as a component of other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	June 30, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$16,781	$16,781
Less: cash collateral applied	(16,620)	(16)
Net amount	$161	$16,765

	June 30, 2023
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$18,844	$18,844
Less: cash collateral applied	(18,160)	(16)
Net amount	$684	$18,828

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At June 30, 2024, the Company had received $16.6 million and deposited $16,000 as collateral for swap agreements with third-party counterparties. At June 30, 2023, the Company had received $18.2 million and deposited $16,000 as collateral for swap agreements with third-party counterparties.

7.       PREMISES AND EQUIPMENT

Premises and equipment consists of the following (dollars in thousands):

	June 30,	June 30,
	2024	2023
Land	$6,678	$6,678
Leaseholds and land improvements	2,901	2,877
Buildings	29,964	30,144
Furniture, fixtures, and equipment	15,620	15,504
Construction in progress	244	290
Accumulated depreciation and amortization	(21,057)	(19,932)
Premises and equipment, excluding ROU assets	34,350	35,561
ROU assets	5,755	6,056
Premises and equipment, net	$40,105	$41,617

Depreciation and amortization included in occupancy and equipment expense amounted to $2.1 million and $2.3 million for the years ended June 30, 2024 and 2023, respectively.

8.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill were as follows (dollars in thousands):

Balance, July 1, 2022	$8,799
Acquired	—
Balance, June 30, 2023	8,799
Acquired	2,080
Balance, June 30, 2024	$10,879

There were no impairment losses on goodwill or intangible assets for the years ended June 30, 2024 and 2023.

Acquired other intangible assets were as follows (dollars in thousands):

	June 30,	June 30,
	2024	2023
Customer relationship intangibles:
Gross carrying amount	$5,042	$3,653
Less: accumulated amortization	(2,226)	(1,729)
Net carrying amount	2,816	1,924
Weighted average remaining useful life (in years)	4.17	3.95

Core deposit intangibles:
Gross carrying amount	562	562
Less: accumulated amortization	(427)	(390)
Net carrying amount	135	172
Weighted average remaining useful life (in years)	2.57	2.90

Total other intangible assets:
Gross carrying amount	5,604	4,215
Less: accumulated amortization	(2,653)	(2,119)
Net carrying amount	$2,951	$2,096

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Year ending June 30,
2025	$487
2026	441
2027	394
2028	347
2029	301

Aggregate amortization expense was $534,000 and $398,000 for the years ended June 30, 2024 and 2023, respectively.

9.       DEPOSITS

Deposit account balances are summarized as follows (dollars in thousands):

	June 30,	June 30,
	2024	2023
Non-interest bearing demand accounts	$445,328	$526,119
Interest-bearing accounts:
Interest-bearing demand accounts	157,962	138,817
Savings accounts	266,274	297,003
Money market accounts	513,658	462,935
Time deposits	167,030	116,977
Total interest bearing accounts	1,104,924	1,015,732
Total deposits	$1,550,252	$1,541,851

Overdrawn demand deposit balances of $201,000 and $92,000 were reclassified as loan balances as of June 30, 2024 and 2023, respectively.

Time deposits outstanding that had balances of $250,000 and over amounted to approximately $16.5 million and $9.9 million at June 30, 2024 and 2023, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Year ending June 30,
2025	$156,724
2026	5,734
2027	1,849
2028	1,270
2029	1,453
$167,030

Deposits of related parties amounted to $879,000 and $8.8 million at June 30, 2024 and 2023, respectively.

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

At June 30, 2024, the Company pledged approximately $605.8 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At June 30, 2024, the maximum amount of funding available from the FHLBNY was $497.2 million, of which none was utilized for borrowings and $200.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

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

At June 30, 2024 and 2023, the Company had an unsecured $20.0 million line of credit available with an unrelated financial institution; there were no outstanding draws on the line at June 30, 2024 and 2023.

11.     OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Income (Loss) Components			Where Net Income is Presented
	Year Ended
	June 30,
	2024	2023
Unrealized gains/losses on securities (before tax):
Net losses included in net income	$5,645	$—	Net loss on securities transactions
Tax benefit	(1,475)	—	Income tax expense
Net of tax	4,170	—

Amortization of defined benefit plan items (before tax):
Net actuarial gain	(30)	(16)
Tax benefit	8	4	Income tax expense
Net of tax	(22)	(12)
Total reclassification for the period, net of tax	$4,148	$(12)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Year Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2024:
Accumulated other comprehensive (loss) income as of July l, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	6,798	3,564	10,362
Amounts reclassified from accumulated other comprehensive income	4,170	(22)	4,148
Accumulated other comprehensive income (loss) as of June 30, 2024	$(2,734)	$7,676	$4,942

2023:
Accumulated other comprehensive loss as of July l, 2022	$(10,872)	$(308)	$(11,180)
Other comprehensive income (loss) before reclassifications	(2,830)	4,454	1,624
Amounts reclassified from accumulated other comprehensive loss	—	(12)	(12)
Accumulated other comprehensive (loss) income as of June 30, 2023	$(13,702)	$4,134	$(9,568)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Year Ended
	June 30,
	2024	2023
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	$2,406	$(1,002)
Reclassification adjustment for losses included in net income	1,475	—
	3,881	(1,002)
Defined benefit plans:
Change in funded status	1,262	1,576
Reclassification adjustment for amortization of net actuarial gain	(8)	(4)
	1,254	1,572
	$5,135	$570

12.     EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the fiscal year.

Amounts recognized in the consolidated statement of condition related to the Company’s plans are as follows as of June 30 (dollars in thousands):

	2024	2023
Other assets
Pension asset	$18,267	$13,911

Other liabilities
Accumulated post-retirement benefit obligation	$1,354	1,382

Accumulated other comprehensive (income) loss, net of taxes
Pension plan	$(7,335)	$(3,818)
Post-retirement benefit plan	(341)	(316)

	$(7,676)	$(4,134)

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

The following table sets forth information on the Company’s defined benefit pension plan as of June 30 (dollars in thousands):

	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$39,020	$40,657
Service cost	1,235	1,534
Interest cost	2,033	1,885
Actuarial gain	(1,346)	(3,473)
Benefits paid	(1,579)	(1,583)

Projected benefit obligation at end of year	39,363	39,020

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	52,931	49,457
Actual return on plan assets	6,401	5,197
Benefits paid and actual expenses	(1,702)	(1,723)

Fair value of plan assets at end of year	57,630	52,931

Funded status of plan at end of year	$18,267	$13,911

The increase in the actuarial gain in the projected benefit obligation resulted primarily from the increase in the discount rate.

Net periodic pension cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2024	2023
Service cost	$1,235	$1,534
Interest cost	2,033	1,885
Expected return on plan assets	(2,862)	(2,694)
Net periodic pension cost	$406	$725

Amounts recognized in accumulated other comprehensive loss, before tax effect consist of net actuarial gains of $9.9 million at June 30, 2024 and net actuarial gains of $5.2 million at June 30, 2023.

The actuarial assumptions used in determining the present value of the projected benefit obligations and net periodic pension cost as of and for the years ended June 30 were as follows:

	2024	2023
Weighted average assumptions – benefit obligations
Discount rate	5.51%	5.23%
Annual rate of compensation increase	3.00%	3.00%

Weighted average assumptions – net periodic benefit cost
Discount rate	5.23%	4.62%
Annual rate of compensation increase	3.00%	3.00%
Expected long-term rate of return on plan assets	5.75%	5.75%

For the years ended June 30, 2024 and 2023, the discount rate assumption used was the above median curve.

Accumulated Benefit Obligation

The accumulated benefit obligation (the actuarial present value of benefits, vested and nonvested, earned by employees based on current and past compensation levels) for the Company’s defined benefit pension plan totaled $35.6 million and $35.4 million as of June 30, 2024 and 2023, respectively.

Investment Policies and Strategies

Pension plan assets are invested in various mutual funds and are held in trust by Charles Schwab Corporation. The Employer, as the Plan Sponsor, determines the appropriate strategic asset allocation versus plan liabilities.

Currently, the pension plan asset allocation targets 65% of assets to equity securities, and 35% to fixed income through a combination of short-term and long-term bond funds. The overall long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. The strategy is designed to provide long-term growth of assets with the objective of achieving an investment return in excess of the costs of funding active lives, deferred vested, and all longer-term obligations. In addition, the plan’s assets are rebalanced quarterly to the target percentages for each investment option no later than the 10th business day following the end of each calendar quarter.

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

Contributions

For the fiscal year ending June 30, 2024, the Company is not required to make a cash contribution to the plan, but may elect to do so.

Estimated Future Benefit Payments

The benefit payments expected to be paid over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2025	$1,200
2026	1,288
2027	1,477
2028	1,615
2029	1,800
Years 2030 – 2034	11,795

The Company’s pension plan asset allocation at June 30, 2024 and 2023, target allocation for 2024, and expected long-term rate of return by asset category are as follows:

		Percentage of		Weighted-
	Target	Plan Assets at		Average Expected
	Allocation	Year End		Long-Term Rate
Asset Category	2024	2024	2023	of Return
Equity securities	65.0%	62.7%	63.2%	5.00 – 9.00%
Fixed income securities	35.0%	37.3%	36.8%	1.00 – 4.00%
Total		100.0%	100.0%

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

The fair values of the pension plan assets at June 30, by asset category, are as follows (dollars in thousands):

		June 30, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,866	$2,866	$—	$—
Cohen & Steers Real Estate SECS I	1,747	1,747	—	—
Fidelity Capital & Income Fund	2,883	2,883	—	—
PIMCO Commodities Plus Strat Fd Inst	1,733	1,733	—	—
PIMCO Long Term Credit Bond Inst	8,547	8,547	—	—
PIMCO Low Duration Incm Fd I	2,312	2,312	—	—
Vanguard Developed Mkts Index Inst	7,505	7,505	—	—
Vanguard Growth Index Fund Instl	8,031	8,031	—	—
Vanguard Mid Cap Index Funds Admiral	4,028	4,028	—	—
Vanguard Small Cap I	3,479	3,479	—	—
Vanguard Value Index Instl Shares	8,066	8,066	—	—
Western Asset Core Bd Fd I	5,745	5,745	—	—
Cash	688	688	—	—
Total plan assets	$57,630	$57,630	$—	$—

		June 30, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,636	$2,636	$—	$—
Cohen & Steers Real Estate SECS I	1,616	1,616	—	—
Fidelity Capital & Income Fund	2,616	2,616	—	—
PIMCO Commodities Plus Strat Fd Inst	1,546	1,546	—	—
PIMCO Long Term Credit Bond Inst	7,913	7,913	—	—
PIMCO Low Duration Incm Fd I	2,082	2,082	—	—
Vanguard Developed Mkts Index Inst	6,681	6,681	—	—
Vanguard Growth Index Fund Instl	7,763	7,763	—	—
Vanguard Mid Cap Index Funds Admiral	3,808	3,808	—	—
Vanguard Small Cap I	3,261	3,261	—	—
Vanguard Value Index Instl Shares	7,465	7,465	—	—
Western Asset Core Bd Fd I	5,160	5,160	—	—
Cash	384	384	—	—
Total plan assets	$52,931	$52,931	$—	$—

There were no significant transfers between Level 1 and Level 2 during the years ended June 30, 2024 and 2023.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated financial statements at June 30 (dollars in thousands):

	2024	2023
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation at beginning of year	$1,382	$1,545
Service cost	19	22
Interest cost	72	67
Actuarial gain	(63)	(193)
Benefits paid	(56)	(59)

Accumulated benefit obligation at end of year	1,354	1,382

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	56	59
Benefits paid	(56)	(59)

Fair value of plan assets at end of year	—	—

Unfunded status at end of year	$(1,354)	$(1,382)

The increase in the actuarial gain in the accumulated benefit obligation resulted primarily from the increase in the discount rate.

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Year Ended
	June 30,
	2024	2023
Service cost	$19	$22
Interest cost	72	67
Amortization of net actuarial gain	(30)	(16)
Net periodic post-retirement benefit cost	$61	$73

Amounts recognized in accumulated other comprehensive loss, before tax effect, at June 30, consist of (dollars in thousands):

	2024	2023
Net actuarial gain	$(461)	$(427)

The discount rates used in determining the accumulated post-retirement benefit obligation were 5.51% and 5.23% at June 30, 2024 and 2023, respectively.

For the years ended June 30, 2024 and 2023, the discount rate assumption used was the above median curve.

For measurement purposes, the medical care cost trend rate has no effect on the Company’s cost since the insurance premiums are a fixed amount (capped). However, increasing or decreasing the benefit cost cap for plan participants could have a significant impact on the accumulated benefit obligation and employer cost.

The projected benefit payments under the plan over the next ten years are as follows (dollars in thousands):

Fiscal year ending June 30,
2025	$97
2026	88
2027	87
2028	74
2029	78
Years 2030 – 2034	452

401(k) Plan

The Company maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may contribute up to the maximum amount allowed under the Internal Revenue Code. The Company matches 100% on the first 1% of employee contributions and 50% on the next 5% after the employee has completed one year of service. The 401(k) plan contribution expense is included in salaries and employee benefits in the consolidated statements of operations and was approximately $498,000 and $458,000 for the years ended June 30, 2024 and 2023, respectively.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2024 was $11.0 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of June 30,
	2024	2023
Allocated	254,580	203,664
Committed to be allocated	25,458	25,458
Unallocated	738,287	789,203
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the years ended June 30, 2024 and 2023 was $472,000 and $513,000, respectively.

Supplemental Retirement and Deferred Compensation Plans

The Company has a Deferred Compensation Plan for directors and certain of its officers. Under the plan, participants can elect to defer all, or portion of their directors fees, or salaries and/or bonuses, and invest those funds in various investment fund options. At June 30, 2024 and 2023, the Company had an accrued benefit liability of $378,000 and $374,000, respectively included in other liabilities in the consolidated statements of condition. Changes in the accrued benefit liability equal the changes in the fair values of the invested assets, additional deferrals, less participant payments, if any.

The Company had a Targeted Benefit Supplemental Retirement Plan for executives. At June 30, 2023, the Company had an accrued benefit liability of $201,000 included in other liabilities in the consolidated statements of condition. During the year ended June 30, 2024, the final payments were made to participants. Effective June 2010, the plan was terminated and there have been no additional contributions. There were no provisions for the years ended June 30, 2024 and 2023. Changes in the accrued benefit liability equal the changes in the fair values of designated assets, less participant payments.

13.     INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	For the Years Ended
	June 30,
	2024	2023
Current tax expense	$4,337	$5,052
Deferred tax (benefit) expense	(188)	855
Total income tax expense	$4,149	$5,907

Income tax expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	June 30,
	2024		2023
	Amount	Rate	Amount	Rate
Income before tax at the federal tax rate	$4,076	21.0%	$5,850	21.0%
State expense, net of federal benefit	232	1.2%	670	2.4%
Tax-exempt income	(249)	(1.3)%	(563)	(2.0)%
Bank-owned life insurance	66	0.4%	(63)	(0.2)%
Other, net	24	0.1%	13	—%
Total income tax expense	$4,149	21.4%	$5,907	21.2%

The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	June 30,	June 30,
	2024	2023
Deferred tax assets
Allowance for credit losses	$7,098	$6,480
Net operating loss carryforward	144	—
OTTI – securities	325	325
Post-retirement benefit obligations	497	494
Unrealized losses on securities available for sale	967	4,849
Deferred compensation	68	137
Contribution carryforward	—	173
Lease liabilities	1,514	1,621
Other	627	688
Total deferred tax assets	11,240	14,767

Deferred tax liabilities
Depreciation	(1,687)	(1,839)
Net deferred loan origination costs	(634)	(560)
Prepaid pension	(2,293)	(2,404)
Prepaid expenses	(241)	(236)
Unfunded defined benefit and postretirement benefit plan assets	(2,716)	(1,463)
ROU assets	(1,436)	(1,551)
Other	(1,961)	(1,495)
Total deferred tax liabilities	(10,968)	(9,548)
Net deferred tax asset at end of year	$272	$5,219

Net deferred tax assets are included in other assets in the consolidated statements of condition.

Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amount of available open tax carrybacks, if any. As of June 30, 2024, and 2023, no valuation allowance was required.

For the years ending June 30, 2024 and 2023, there were no amounts accrued and/or paid for interest and penalties.

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

A deferred tax liability has not been recognized with respect to the Federal base-year reserve of $9.3 million at June 30, 2024 and 2023, because the Company does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $2.4 million at June 30, 2024 and 2023. It is more likely than not that this liability will never be incurred because, as noted above, the Company does not expect to take any action in the future that would result in this liability being incurred.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Company is no longer subject to examination by either taxing authority for years before calendar 2020.

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

	June 30, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$30,007	$273,932	$303,939
Standby letters of credit	—	21,943	21,943
	$30,007	$295,875	$325,882

	June 30, 2023
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$20,541	$277,088	$297,629
Standby letters of credit	—	28,372	28,372
	$20,541	$305,460	$326,001

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At June 30, 2024 and 2023, approximately $292.6 million and $136.2 million of adjustable rate residential mortgage loans had interest rate caps, respectively. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At June 30, 2024 and 2023, approximately $504,000 and $613,000 of the adjustable rate mortgage loans had conversion options, respectively.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At June 30, 2024, the Company had no loans held for sale. In addition, the Company has no loan commitments with borrowers at June 30, 2024 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At June 30, 2024, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 was recognized for the years ended June 30, 2024 and 2023. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of June 30, 2024. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through June 30, 2024, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through June 30, 2024, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies have asserted claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the year ended June 30, 2024 and 2023, the Bank recognized insurance recoveries in the amount of $1.2 million and $3.7 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations. Going forward, the Bank does not expect to recognize any such insurance recoveries, as the applicable policy limits and deductibles have been exceeded. For a fuller recitation of the procedural history of each of the matters summarized below, please refer to the Company’s earlier periodic filings on Forms 10-Q and 10-K. The Pioneer Parties (as defined below) vigorously dispute the assertions and claims in each of the matters noted below.

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. On April 10, 2023, the Court entered a memorandum decision and order granting Southwestern leave to file a third amended complaint adding Granite Solutions Groupe, Inc. (“Granite Solutions”) as a plaintiff and asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, aiding and abetting conversion, and aiding and abetting fraud. Southwestern and Granite Solutions filed the third amended complaint on April 26, 2023. The third amended complaint seeks a monetary judgment of at least $39.0 million, allegedly comprised of compensatory damages in excess of $13.0 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to the third amended complaint on May 12, 2023. In addition to denying that Southwestern or Granite Solutions is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against Southwestern and cross-claims against certain of the Mann Parties for common law fraud under New York law and violations of RICO. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. Southwestern filed its answer to the counterclaims on June 2, 2023. On June 3, 2024, the Pioneer Parties filed a motion for summary judgment on all claims asserted in the third amended complaint. On the same day, the plaintiffs filed a motion for partial summary judgment as to one of the Pioneer Parties’ affirmative defenses and on the counterclaims against Southwestern for violations of RICO. On June 14, 2024, the Pioneer Parties filed a separate motion to dismiss certain claims asserted in the third amended complaint for lack of subject-matter jurisdiction. Briefing on the various motions was completed on August 28, 2024, and the motions are now pending before the court for decision.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the Court. NatPay filed its complaint in intervention on August 18, 2020.  On April 10, 2023, the Court entered a memorandum decision and order granting NatPay leave to file an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. NatPay filed its amended complaint on April 13, 2023. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to NatPay’s amended complaint on May 12, 2023. In addition to denying that NatPay is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against NatPay and cross-claims against certain of the Mann Parties for violations of RICO. The Pioneer Parties contend that the actions of NatPay and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. On June 23, 2023, NatPay filed a motion to dismiss the counterclaims and certain affirmative defenses of the Pioneer Parties.  The Pioneer Parties filed their opposition to the motion on July 21, 2023, and the motion was fully briefed and submitted to the Court for decision on August 4, 2023. On December 21, 2023, the Court entered an order granting NatPay’s motion. On

January 18, 2024, the Pioneer Parties filed a motion for reconsideration of the Court’s order and for leave to amend their answer and counterclaims. On April 3, 2024, the Court entered an order granting the Pioneer Parties leave to amend their answer and counterclaims. The Pioneer Parties thereafter filed their amended answer and counterclaims on April 15, 2024. NatPay filed its reply to amended counterclaims on April 29, 2024. On June 3, 2024, the Pioneer Parties filed a motion for summary judgment on all claims asserted in the amended complaint, as well as a separate motion to dismiss the amended complaint in its entirety for lack of subject-matter jurisdiction. On the same day, NatPay filed a motion for partial summary judgment as to one of the Pioneer Parties’ affirmative defenses and on the counterclaims against NatPay for violations of RICO. Briefing on the various motions was completed on August 28, 2024, and the motions are now pending before the court for decision.

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court. On February 16, 2023, Cachet filed an amended complaint in lieu of responding to the Pioneer Parties’ motion to dismiss. The amended complaint, like the initial complaint, alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet. Cachet’s complaint asserts causes of action against the Pioneer Parties for avoidance and recovery of constructive fraudulent transfers, conversion, unjust enrichment, money had and received, violation of California Penal Code § 496(a), violations of RICO, aiding and abetting fraud, and declaratory relief. Cachet asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and costs of suit and attorneys’ fees. Cachet also seeks “treble damages according to proof and attorneys’ fees,” and for its aiding abetting fraud claim, Cachet seeks “general, consequential and special damages in an amount to be proven at trial.” On April 28, 2023, the Pioneer Parties filed a motion to dismiss the amended complaint. On September 6, 2023, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the Court dismissed Cachet’s claims for violations of RICO, violation of California Penal Code § 496(a), aiding and abetting fraud and conversion, and for declaratory relief. The Court denied the Pioneer Parties’ motion as to the claims for conversion, unjust enrichment, and money had and received. The Court permitted Cachet to file a second amended complaint. On September 20, 2023, Cachet filed a motion for reconsideration of the Court’s Order. The Pioneer Parties filed their opposition on October 26, 2023, and Cachet filed its reply on November 2, 2023. On November 16, 2023, the Court entered an order granting the motion to the extent of clarifying certain rulings in the September 6, 2023 order relating to the denial of the motion to dismiss as to Cachet’s conversion claim and the dismissal of Cachet’s RICO claim. Cachet initially filed its second amended complaint on February 5, 2024, but pursuant to a stipulation and order entered on February 29, 2024, Cachet withdrew that version of the second amended complaint and filed a revised second amended complaint on April 8, 2024. The second amended complaint asserts claims for conversion, unjust enrichment, money had and received, violations of RICO, and aiding and abetting conversion and fraud. On May 8, 2024, the Pioneer Parties filed a motion to dismiss the second amended complaint. Briefing on the motion was completed on June 27, 2024. A hearing on the motion was held by the Court on July 11, 2024.  On August 28, 2024, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the court dismissed with prejudice Cachet’s claims for aiding and abetting conversion and fraud and dismissed without prejudice Cachet’s RICO claims. The court denied the Pioneer Parties’ motion to dismiss the claims for conversion, unjust enrichment, and money had and received. The Pioneer Parties’ current deadline to respond to the remaining claims asserted in the second amended complaint is October 10, 2024.

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

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties wrongfully converted certain tax funds belonging to AXH, were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On August 12, 2022, AXH filed an amended complaint asserting gross negligence, unjust enrichment, and accounting claims against the Pioneer Parties. The amended complaint seeks the same relief as in the original complaint. On August 26, 2022, the Pioneer Parties filed their answer to the amended complaint.  Thereafter, discovery on the matter proceeded until the Court issued a stay of the action on June 30, 2024.  The stay is expected to be in effect until at least December 20, 2024.

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

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13, 2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. On October 14, 2022, the magistrate judge assigned to the case entered a report and recommendation recommending the motion to dismiss the Bank’s petition be granted in part and denied in part. On October 28, 2022, the Bank filed an objection to the magistrate judge’s report and recommendation. The government filed its opposition to the Bank’s objection on November 21, 2022. On April 5, 2024, the district judge entered an order overruling the Bank’s objection and affirming the magistrate judge’s report and recommendation. The court ordered the matter to proceed to a hearing but has not yet set a date for the hearing. This matter is currently in discovery.

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs in the second complaint seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the DOJ, AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment. Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees. The Pioneer Parties acknowledged service of the complaints as of December 30, 2022. On February 28, 2023, the Pioneer Parties filed motions to dismiss the complaints. On April 7, 2023, the plaintiffs filed amended complaints that assert the same causes of action but include additional allegations. On April 27, 2023, the Pioneer Parties elected to withdraw their pending motions to dismiss and file renewed motions to dismiss the amended complaints. The Pioneer Parties filed renewed motions to dismiss on June 26, 2023. On August 25, 2023, plaintiffs in both putative class actions filed their responses to the renewed motions to dismiss filed by the Pioneer Parties. On October 6, 2023, the Pioneer Parties filed their reply to the response of the plaintiffs. On February 1, 2024, the court entered an order, on its own motion, staying both actions pending the outcome of the ongoing, earlier-filed federal litigation described above. On July 31, 2024, the parties submitted a joint written update to the court concerning the status of the federal litigation. These actions remain stayed pending the outcome of that litigation.

On December 6, 2023, Sidra Riggins filed a putative class action complaint against the Bank in the United States District Court for the Northern District of New York. The plaintiff is an alleged customer of the Bank who asserts claims for breach of contract, unjust enrichment, violation of New York General Business Law § 349, and violation of the Electronic Funds Transfer Act, 15 U.S.C. §§ 1693 et seq. The plaintiff’s claims concern alleged practices of the Bank relating to fees that the Bank allegedly assessed in connection with certain types of overdrafts or transaction items returned for insufficient funds. The plaintiff seeks to assert her claims on behalf of the following individuals: (i) New York citizens who held checking accounts at the Bank and were assessed an overdraft fee on a debit card transaction that was authorized on sufficient funds and settled on negative funds in the same amount for which the debit card transaction was authorized; (ii) New York citizens who are assessed multiple fees on a transaction item in a checking account held at the Bank; and (iii); New York citizens who were assessed an overdraft fee on a transaction that did not overdraw the account. The Bank acknowledged service of the complaint on January 3, 2024. On March 4, 2024, the Bank moved to dismiss the complaint in its entirety. On March 22, 2024, the plaintiff filed an amended complaint in lieu of responding to the Bank’s motion. On April 5, 2024, the Bank moved to dismiss the amended complaint in its entirety. On July 5, 2024, after reaching a confidential settlement agreement, the parties filed a stipulation of dismissal of the action with prejudice. On July 8, 2024 the Court entered a Joint Stipulation and Order of Voluntary Dismissal of the action with prejudice.

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

The New York State Department of Financial Services (the “NYSDFS”) made requests for production of documents, conducted interviews with Bank employees, and took other investigatory actions with respect to the Bank’s practices associated with the Mann Parties. The Bank has complied with these requests, producing responsive, non-privileged documents to the NYSDFS. In Summer 2021, NYSDFS informed the Bank that if the parties could not reach a negotiated resolution related to NYSDFS’s findings arising from the Bank’s practices associated with the Mann Parties, NYSDFS would proceed to an administrative hearing on the issue. NYSDFS did not further pursue negotiations of the matter in or around the second part of 2023. Thereafter, the Bank converted from a New York chartered savings bank to a national bank, with the approval of the OCC, as of April 1, 2024. As a result of the conversion, OCC has now assumed the regulatory oversight responsibilities previously held by NYSDFS.

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

The fair value of individually evaluated loans are valued at the lower of cost or fair value. Individually evaluated loans carried at fair value have been partially charged-off or receive a specific allocation of the allowance for credit losses on loans. For collateral dependent loans, fair value is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		June 30, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$243,549	$243,549	$—	$—
Municipal obligations	13,416	—	13,416	—
Other debt securities	444	—	444
Total available for sale securities	257,409	243,549	13,860	—
Derivative assets (1)	16,781	—	16,781	—
Total	$274,190	$243,549	$30,641	$—

Liabilities:
Derivative liabilities (1)	$16,781	$—	$16,781	$—
Total	$16,781	$—	$16,781	$—

		Fair Value Measurements at
		June 30, 2023 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government and agency obligations	$377,729	$377,729	$—	$—
Municipal obligations	53,434	—	53,434	—
Other debt securities	504	—	504
Total available for sale securities	431,667	377,729	53,938	—
Equity securities	2,413	2,413	—	—
Derivative assets (1)	18,844	—	18,844	—
Total	$452,924	$380,142	$72,782	$—

Liabilities:
Derivative liabilities (1)	$18,844	$—	$18,844	$—
Total	$18,844	$—	$18,844	$—
(1)	Additional information regarding the impact of offseting cash collateral can be found in Note 6 – Derivatives.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Individually evaluated loans:
Commercial loans	$539	$—	$—	$539
OREO	153	—	—	153

June 30, 2023
Impaired loans:
Commercial loans	$539	$—	$—	$539
OREO	—	—	—	—

Individually evaluated loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $673,000 with a valuation allowance of $134,000 resulting in an estimated fair value of $539,000 as of June 30, 2024. Impaired loans had a carrying amount of $1.3 million with a valuation allowance of $792,000 resulting in an estimated fair value of $539,000 as of June 30, 2023.

The Company had $153,000 and no other real estate owned at June 30, 2024 and 2023, respectively. There were no write-downs for the years ended June 30, 2024 and June 30, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
June 30, 2024
Individually evaluated loans:
Commercial loans	$539	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
OREO	153	Appraisal of collateral (1)	Liquidation expense (2)	10.0%

June 30, 2023
Impaired loans:
Commercial loans	$539	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The fair value of individually evaluated loans is based on the fair value of the collateral. Individually evaluated loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. There were no changes in valuation techniques used during the year ended June 30, 2024.

The carrying and estimated fair values of financial assets and liabilities as of June 30 were as follows (dollars in thousands):

	June 30, 2024
			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$165,190	$165,190	$165,190	$—	$—
Securities available for sale	257,409	257,409	243,549	13,860	—
Securities held to maturity	25,090	22,437	—	22,437	—
FHLBNY and FRBNY stock	3,546	3,546	—	3,546	—
Net loans receivable	1,344,069	1,293,472	—	—	1,293,472
Accrued interest receivable	7,559	7,559	—	7,559	—
Derivative assets	161	161	—	161	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,383,222	$1,383,222	$—	$1,383,222	$—
Time deposits	167,030	165,420	—	165,420	—
Mortgagors’ escrow deposits	9,701	9,701	—	9,701	—
Accrued interest payable	137	137	—	137	—
Derivative liabilities	16,765	16,765	—	16,765	—

	June 30, 2023
			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$150,478	$150,478	$150,478	$—	$—
Securities available for sale	431,667	431,667	377,729	53,938	—
Securities held to maturity	23,949	21,744	—	21,744	—
Equity securities	2,413	2,413	2,413	—	—
FHLBNY stock	1,196	1,196	—	1,196	—
Net loans receivable	1,144,169	1,095,366	—	—	1,095,366
Accrued interest receivable	7,194	7,194	—	7,194	—
Derivative assets	684	684	—	684	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,424,874	$1,424,874	$—	$1,424,874	$—
Time deposits	116,977	114,596	—	114,596	—
Mortgagors’ escrow deposits	7,888	7,888	—	7,888	—
Accrued interest payable	84	84	—	84	—
Derivative liabilities	18,828	18,828	—	18,828	—

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

FHLBNY and FRBNY Stock

The fair value of FHLBNY and FRBNY stock approximates its carrying value due to transferability restrictions.

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

Borrowings

The estimated fair value of FHLBNY advances, if any, is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings with similar remaining maturities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Pioneer Commercial Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50% for 2024 and 2023.

As of June 30, 2024 and 2023, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent OCC and FDIC notifications categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s or Pioneer Commercial Bank’s capital classification.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank, are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of June 30, 2024

Tier 1 (leverage) capital	$221,549	11.65%	$76,051	4.00%	N/A	N/A	$95,064	5.00%
Risk-based capital
Common Tier 1	$221,549	18.40%	$54,171	4.50%	$84,265	7.00%	$78,246	6.50%
Tier 1	$221,549	18.40%	$72,227	6.00%	$102,322	8.50%	$96,303	8.00%
Total	$236,706	19.66%	$96,303	8.00%	$126,398	10.50%	$120,379	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$208,576	11.47%	$72,733	4.00%	N/A	N/A	$90,916	5.00%
Risk-based capital
Common Tier 1	$208,576	18.85%	$49,795	4.50%	$77,459	7.00%	$71,926	6.50%
Tier 1	$208,576	18.85%	$66,393	6.00%	$94,057	8.50%	$88,524	8.00%
Total	$222,513	20.11%	$88,524	8.00%	$116,188	10.50%	$110,655	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of June 30, 2024

Tier 1 (leverage) capital	$52,658	9.56%	$22,039	4.00%	N/A	N/A	$27,549	5.00%
Risk-based capital
Common Tier 1	$52,658	56.09%	$4,224	4.50%	$6,571	7.00%	$6,102	6.50%
Tier 1	$52,658	56.09%	$5,633	6.00%	$7,979	8.50%	$7,510	8.00%
Total	$52,658	56.09%	$7,510	8.00%	$9,857	10.50%	$9,388	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$46,284	9.39%	$19,709	4.00%	N/A	N/A	$24,636	5.00%
Risk-based capital
Common Tier 1	$46,284	54.81%	$3,800	4.50%	$5,911	7.00%	$5,489	6.50%
Tier 1	$46,284	54.81%	$5,067	6.00%	$7,178	8.50%	$6,756	8.00%
Total	$46,284	54.81%	$6,756	8.00%	$8,867	10.50%	$8,444	10.00%

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the years ended June 30, 2024 and 2023.

	For the Year Ended June 30,
	2024	2023

Noninterest Income
In scope
Insurance services	$3,031	$2,760
Wealth management services	6,282	4,293
Service charges on deposit accounts	2,427	2,475
Card services income	2,843	2,963
Other	370	486
Noninterest income in scope	14,953	12,977

Noninterest income out of scope	1,377	1,171

Total noninterest income	$16,330	$14,148

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

18. LEASES

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

The following tables include quantitative data related to the Company’s operating and finance leases:

	June 30, 2024	June 30, 2023

	(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$532	$608
Operating leases	5,223	5,448
	$5,755	$6,056
Lease liabilities:
Finance leases	$634	$711
Operating leases	5,505	5,713
	$6,139	$6,424

Other information:
Weighted-average remaining lease term for finance leases (in years)	71.6	64.9
Weighted-average remaining lease term for operating leases (in years)	13.2	14.2
Weighted-average discount rate for finance leases	5.78%	5.62%
Weighted-average discount rate for operating leases	3.90%	3.87%

	For the Year Ended June 30,
	2024	2023

Lease expense:
Finance lease expense
Amortization of ROU assets	$101	$99
Interest on lease liabilities	32	32
Operating lease expense	647	606
Variable lease expense	241	219
Total	$1,021	$956

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases (i.e. interest)	$32	$17
Finance cash flows from finance leases (i.e. principal portion)	$102	$114
Operating cash flows from operating leases	$627	$585
ROU assets obtained in exchange for new finance lease liabilities	$26	$—
ROU assets obtained in exchange for new operating lease liabilities	$199	$—

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended June 30,
2025	$123	$633
2026	60	600
2027	36	579
2028	36	585
2029	33	503
Thereafter	2,550	4,219
Total undiscounted cash flows	2,838	7,119
Less: present value discount	(2,204)	(1,614)
Total lease liabilities	$634	$5,505

19.         STOCK-BASED COMPENSATION

In May 2021, the Company adopted the Pioneer Bancorp, Inc. 2020 Equity Incentive Plan (the “Stock Plan”). Under the terms of the Stock Plan, equity-based awards are granted to directors and employees to better align the interests of its employees and directors with those of the stockholders. Stock options and restricted stock awards granted typically vest over a period of five years. The total number of shares of the Company common stock authorized for issuance under the plan is 1,782,068 shares. At June 30, 2024, there were 562,068 shares available to be granted. There were no shares issued under the Stock Plan prior to the year ended June 30, 2024.

Stock Options

Stock options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a five-year period unless forfeited prior to vesting in accordance with the term of the award.

The following table summarizes information about stock option activity for the year ended June 30, 2024.

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life (in	Value
	Shares	Price	years)	(000)'s
Outstanding at July 1, 2023	-	$-
Granted	830,000	$9.39
Exercised	-	$-
Forfeited	-	$-
Outstanding at June 30, 2024	830,000	$9.39	9.89	$515
Vested at period-end	-	$-
Expected to vest	830,000	$9.39	9.89

As of and for the year ended June 30, 2024, 830,000 options were granted and outstanding with an exercise price of $9.39 and a remaining contractual life of 9.89 years.

The fair value of each option is estimated on the date of grant using a Black-Scholes Option-Pricing Model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company stock and other factors. The expected term of options granted is derived by using the simplified method as the Company has no relevant exercise experience from other stock-based compensation plans prior to the awards granted during the year ended June 30, 2024 under the Stock Plan.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock options granted
Weighted average grant date information
Fair value of options granted	$3.85
Fair value assumptions:
Expected volatility	31.34%
Dividend yield	-%
Risk free interest rate	4.31%
Expected lives (in years)	6.50

Amount expensed during the year (in thousands)	$72
Compensation costs for non-vested awards not yet recognized (in thousands)	$3,124
Weighted average expected vesting period, in years	2.89
Proceeds from stock options exercised	$-
Tax benefits related to stock options exercised	$-
Intrinsic value of stock options exercised	$-

Restricted Stock

Granted restricted stock awards gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock award is the market value of the Company stock on the date of the grant. Generally the restricted stock awards vest over a five-year period unless forfeited prior to vesting in accordance with the term of the award.

The following table summarizes information about restricted stock activity for the year ended June 30, 2024.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2023	-	$-
Granted	390,000	9.39
Vested	-	-
Non-vested at June 30, 2024	390,000	9.39

The following table presents information on the amounts expensed related to restricted stock awarded pursuant to the Stock Plan for the year ended June 30, 2024.

Amount expensed during the year (in thousands)	$82
Compensation costs for non-vested awards not yet recognized (in thousands)	$3,580
Weighted average expected vesting period, in years	2.89

20.     EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share (in thousands, except for share and per share amounts):

	For the Year Ended June 30,
	2024	2023

Net income applicable to common stock	$15,260	$21,948

Average number of common shares outstanding	25,951,228	25,977,679
Less: Average unallocated ESOP shares	757,380	808,297
Weighted-average number of common shares outstanding - basic	25,193,848	25,169,382
Add: Effect of dilutive stock options and restricted stock	29,266	—
Weighted-average number of common shares outstanding - diluted	25,223,114	25,169,382

Net earnings per common share:
Basic	$0.61	$0.87
Diluted	$0.61	$0.87

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 830,000 for the years ended June 30, 2024. There were no anti-dilutive shares for the year ended June 30, 2023. Additional information regarding stock options and restricted stock awards can be found within Note 19 – Stock-Based Compensation.

21.     CONDENSED FINANCIAL STATEMENTS OF PIONEER BANCORP, INC.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Pioneer Bancorp, Inc. as of and for the year ended June 30, 2024 and 2023.

Pioneer Bancorp, Inc.
Condensed Statements of Condition
As of June 30, 2024 and 2023
(in thousands)
	2024	2023
Assets
Cash and cash equivalents	$44,699	$44,685
Investment in subsidiary	240,319	209,901
Loan receivable	10,983	11,376
Other assets	538	738
Total assets	$296,539	$266,700

Liabilities and Shareholders’ Equity
Total liabilities	$11	$—
Total shareholders’ equity	296,528	266,700
Total liabilities and shareholders’ equity	$296,539	$266,700

Pioneer Bancorp, Inc.
Condensed Statements of Operations
For the Years Ended June 30, 2024 and 2023
(in thousands)
	2024	2023
Income
Interest-earning assets	$930	$655
Total income	930	655

Operating Expenses
Other	192	182
Total operating expenses	192	182

Income before tax expense and equity in undistributed net income of subsidiary	738	473
Income tax expense	198	126
Income before equity in undistributed net income of subsidiary	540	347
Equity in undistributed net income of subsidiary	14,720	21,601
Net income	$15,260	$21,948

Pioneer Bancorp, Inc.
Condensed Statements of Cash Flow
For the Years Ended June 30, 2024 and 2023
(in thousands)
	2024	2023
Cash flow from operating activities:
Net income	$15,260	$21,948

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed income of subsidiary	(14,720)	(21,601)
Net decrease in other assets	200	167
Net increase (decrease) in other liabilities	11	(43)
Net cash provided by operating activities	751	471

Cash flow from investing activities:
Decrease in loan receivable	393	536
Net cash provided by investing activities	393	536

Cash flow from financing activities:
Repurchase of common stock	(1,075)	—
Other	(55)	(170)
Net cash used by financing activities	(1,130)	(170)
Net increase in cash and cash equivalents	14	837
Cash and cash equivalents at beginning of year	44,685	43,848
Cash and cash equivalents at end of year	$44,699	$44,685

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

Management assessed the Company’s internal control over financial reporting as of June 30, 2024, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of June 30, 2024, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024 the Company designed new controls and modified existing controls as part of the recognition of the initial restricted stock and stock option grants awarded under the Stock Plan, which were approved on May 21, 2024. These additional controls over financial reporting included controls over the measurement and recording of stock-based compensation expense. During the quarter ended June 30, 2024 the Company designed new controls and modified existing controls as part of the repurchase of common stock under the stock repurchase program, which was announced on May 21, 2024. These additional controls over financial reporting included controls over the recognition of the repurchase of common stock. Other than described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the fourth fiscal quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of June 30, 2024 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of June 30, 2024.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average	remaining available for
Plan	outstanding options and rights	exercise price	issuance under plan
Equity compensation plans approved by stockholders	830,000	9.39	562,068
Equity compensations plans not approved by stockholders	-	-	-
Total	830,000	9.39	562,068

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

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Statements of Condition - at June 30, 2024 and 2023

(C)   Consolidated Statements of Operations - Years ended June 30, 2024 and 2023

(D)   Consolidated Statements of Comprehensive Income – Years ended June 30, 2024 and 2023

(E)   Consolidated Statements of Changes in Shareholders’ Equity - Years ended June 30, 2024 and 2023

(F)   Consolidated Statements of Cash Flows - Years ended June 30, 2024 and 2023

(G)   Notes to the Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

3.2

Amended and Restated Bylaws of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38991), filed with the Securities and Exchange Commission on March 19, 2021)

4.1

Form of Common Stock Certificate of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on December 10, 2019)

10.1

Employment Agreement by and between Pioneer Bank and Thomas L. Amell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.2

Settlement Agreement and Mutual General Release by and between Pioneer Bank and the TBC Parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2024 (File No. 001-38991))

10.3

Change in Control Agreement by and between Pioneer Bank and Jesse Tomczak (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.4

Change in Control Agreement by and between Pioneer Bank and Patrick J. Hughes (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.5

Pioneer Bank Targeted Incentive Plan (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on September 23, 2022)+

10.6

Pioneer Bank Board of Trustees and Executive Employees Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)+

10.7

Purchase Agreement by and between Pioneer Savings Bank and Homestead Funding Corp. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

10.8

Pioneer Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 5, 2021 (file no. 001-38991))+

10.9

Form of restricted stock award agreement (incorporated by reference to Exhibit 10.2 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

10.10

Form of incentive stock award agreement (incorporated by reference to Exhibit 10.3 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

10.11

Form of non-qualified stock option award agreement (incorporated by reference to Exhibit 10.4 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

21*	Subsidiaries of Registrant
23.1*	Consent of Bonadio & Co., LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.
101*

The following materials from the Company’s Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

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

PIONEER BANCORP, INC.

Date: September 25, 2024	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	September 25, 2024
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	September 25, 2024
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Dr. James K. Reed	Chairman of the Board	September 25, 2024
Dr. James K. Reed

/s/ Eileen Bagnoli	Director	September 25, 2024
Eileen Bagnoli

/s/ Stacey Hengsterman	Director	September 25, 2024
Stacey Hengsterman

/s/ Shaun Mahoney	Director	September 25, 2024
Shaun Mahoney

/s/ Edward Reinfurt	Director	September 25, 2024
Edward Reinfurt

/s/ Charles Seifert	Director	September 25, 2024
Charles Seifert

/s/ Madeline Taylor	Director	September 25, 2024
Madeline Taylor