Form 10-Q
period 2024-09-30
Pioneer Bancorp, Inc./MD
filed 2024-11-12
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024 there were 25,973,904 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	September 30,	June 30,
	2024	2024
Assets
Cash and due from banks	$78,097	$36,937
Federal funds sold	2,411	13,638
Interest-earning deposits with banks	144,466	114,615
Cash and cash equivalents	224,974	165,190
Securities available for sale, at fair value	262,533	257,409
Securities held to maturity, net of allowance for credit losses of $216 at September 30, 2024 and $262 at June 30, 2024 (fair value of $22,863 at September 30, 2024; and $22,437 at June 30, 2024)	24,589	25,090
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	3,646	3,546
Loans receivable	1,420,963	1,365,870
Allowance for credit losses	(21,238)	(21,801)
Net loans receivable	1,399,725	1,344,069
Accrued interest receivable	7,667	7,559
Premises and equipment, net	39,718	40,105
Bank-owned life insurance	15,972	16,009
Goodwill	10,879	10,879
Other intangible assets, net	2,828	2,951
Other assets	22,071	22,597
Total assets	$2,014,602	$1,895,404

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$537,933	$445,328
Interest bearing deposits	1,137,347	1,104,924
Total deposits	1,675,280	1,550,252
Mortgagors’ escrow deposits	3,854	9,701
Other liabilities	31,667	38,923
Total liabilities	1,710,801	1,598,876

Commitments and contingent liabilities – See Note 9

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and June 30, 2024)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 26,146,904 and 26,261,293 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively)	261	263
Additional paid in capital	113,795	113,484
Retained earnings	192,826	187,731
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(9,721)	(9,892)
Accumulated other comprehensive income	6,640	4,942
Total shareholders’ equity	303,801	296,528
Total liabilities and shareholders’ equity	$2,014,602	$1,895,404

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	September 30,
	2024	2023
Interest and dividend income:
Loans	$20,930	$16,533
Securities	2,165	2,568
Interest-earning deposits with banks and other	1,284	1,055
Total interest and dividend income	24,379	20,156

Interest expense:
Deposits	6,270	3,954
Borrowings and other	212	312
Total interest expense	6,482	4,266
Net interest income	17,897	15,890
Provision for credit losses	(870)	750
Net interest income after provision for credit losses	18,767	15,140

Noninterest income:
Bank fees and service charges	1,466	1,446
Insurance and wealth management services	2,171	1,981
Net gain on equity securities	—	80
Net gain on securities available for sale transactions	165	—
Other	316	67
Total noninterest income	4,118	3,574

Noninterest expense:
Salaries and employee benefits	7,666	6,923
Net occupancy and equipment	1,833	1,831
Data processing	981	1,189
Advertising and marketing	224	141
Insurance premiums	248	239
Federal Deposit Insurance Corporation insurance premiums	263	262
Professional fees	1,953	2,587
Other	1,521	1,233
Total noninterest expense	14,689	14,405
Income before income taxes	8,196	4,309
Income tax expense	1,888	890
Net income	$6,308	$3,419

Net earnings per common share:
Basic	$0.25	$0.14
Diluted	$0.25	$0.14

Weighted average shares outstanding – basic	25,081,864	25,194,841
Weighted average shares outstanding – diluted	25,150,650	25,194,841

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2024	2023

Net income	$6,308	$3,419

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	2,465	1,391
Reclassification adjustment for gains included in net income	(165)	—
	2,300	1,391
Tax expense	602	363
	1,698	1,028
Defined benefit plan:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial gain	—	—
	—	—
Tax expense	—	—
	—	—
Total other comprehensive income	1,698	1,028
Comprehensive income	$8,006	$4,447

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Loss	Equity

Balance as of July 1, 2023	25,977,679	$260	$113,543	$173,038	(10,573)	$(9,568)	$266,700

Cumulative effect of change in accounting principle - Current Expected Credit Losses (1)	—	—	—	507	—	—	507

Net income	—	—	—	3,419	—	—	3,419
Other comprehensive income	—	—	—	—	—	1,028	1,028
ESOP shares committed to be released (12,729 shares)	—	—	(52)	—	169	—	117
Balance as of September 30, 2023	25,977,679	$260	$113,491	$176,964	$(10,404)	$(8,540)	$271,771

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of July 1, 2024	26,261,293	$263	$113,484	$187,731	$(9,892)	$4,942	$296,528

Net income	—	—	—	6,308	—	—	6,308
Other comprehensive income	—	—	—	—	—	1,698	1,698
ESOP shares committed to be released (12,729 shares)	—	—	(32)	—	171	—	139
Stock-based compensation expense	—	—	343	—	—	—	343
Repurchases of common stock	(114,389)	(2)	—	(1,213)	—	—	(1,215)
Balance as of September 30, 2024	26,146,904	$261	$113,795	$192,826	$(9,721)	$6,640	$303,801

(1)	Adoption of Accounting Standard Update 2016-13.

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net income	$6,308	$3,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	629	671
Provision for credit losses	(870)	750
Net accretion on securities	(582)	(370)
ESOP compensation	138	117
Loss on bank-owned life insurance	37	56
Net gain on sale or write-down of other real estate owned	(35)	—
Proceeds from sale of loans	2,823	—
Net gain on sale of loans	(29)	—
Loss on sale, disposal or write-down of premise and equipment, net	3	—
Net gain on equity securities	—	(80)
Net gain on securities available for sale transactions	(165)	—
Stock-based compensation expense	343	—
Deferred tax expense	834	37
(Increase) decrease in accrued interest receivable	(108)	70
Increase in other assets	(1,062)	(156)
(Decrease) increase in other liabilities	(6,356)	7,920
Changes in operating leases	3	8
Net cash provided by operating activities	1,911	12,442

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	34,745	45,077
Proceeds from sales of securities available for sale	350	—
Purchases of securities available for sale	(37,174)	(23,924)
Proceeds from maturities and paydowns of securities held to maturity	2,343	1,617
Purchases of securities held to maturity	(1,796)	(1,576)
Net purchases of FHLBNY and FRBNY stock	(100)	(38)
Net increase in loans receivable	(57,753)	(57,774)
Purchases of premises and equipment	(120)	(373)
Proceeds from sale of other real estate owned	188	—
Cash paid for acquisitions	—	(1,980)
Net cash used in investing activities	(59,317)	(38,971)

Cash flows from financing activities:
Net increase in deposits	125,028	96,984
Net decreases in mortgagors’ escrow deposits	(5,847)	(4,364)
Payments on acquisition contingent consideration	(750)	—
Repurchase of common stock	(1,215)	—
Repayment of finance lease liability	(26)	(25)
Net cash provided by financing activities	117,190	92,595

Net increase in cash and cash equivalents	59,784	66,066
Cash and cash equivalents at beginning of period	165,190	150,478
Cash and cash equivalents at end of period	$224,974	$216,544

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,503	$4,280
Income taxes	$1,000	$1,000
Non-cash investing and financing activity:
Acquisition contingent consideration payable	$—	$1,499

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

1.NATURE OF OPERATIONS

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank, National Association (the “Bank”). The Bank’s wholly owned subsidiaries are Pioneer Commercial Bank, Pioneer Insurance Agency, Inc. and Pioneer Financial Services, Inc. On September 16, 2024, the Office of the Comptroller of the Currency (the “OCC”) approved the merger of Pioneer Commercial Bank with and into the Bank with the Bank as the resulting entity (the “Commercial Bank Merger”). The Commercial Bank Merger closed on October 1, 2024. Following the completion of the Commercial Bank Merger, the Bank now directly offers full municipal deposit banking services which were previously provided through Pioneer Commercial Bank.

The Company provides diversified financial services through the Bank and its subsidiaries, with 23 offices in the Capital Region of New York State. The Company, through its subsidiaries, offers a broad array of deposit, lending, and other financial services to individuals, businesses, and municipalities.

The interim financial data as of September 30, 2024 and for the three months ended September 30, 2024 and 2023, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). On October 18, 2024, the Company announced it would change its fiscal year end from June 30 to December 31 of each calendar year. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be achieved for the remainder of the six month transition period ending December 31, 2024 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended June 30, 2024.

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

Impact of Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, to provide more transparency about income tax information through improvements to income tax disclosures. Specifically, the update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold, and greater disaggregation of income tax disclosures related to income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company does not expect this new standard will have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.  The ASU does not change how a public entity identifies its operating segments or determines its reportable segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.  The Company does not expect this new standard will have a material impact on the consolidated financial statements.

3.ACQUISITIONS

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisitions. The goodwill from the acquisition is expected to be deductible for tax purposes. During the three months ended September 30, 2024, contingent consideration of $750,000 was paid. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s wealth management services activities.

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2024
U.S. Treasury	$218,050	$281	$(1,571)	$216,760
Mortgage-backed securities:
U.S. Government agency securities	10,021	—	(220)	9,801
Collateralized mortgage obligations:
U.S. Government agency securities	4,830	85	—	4,915
Government-sponsored enterprises	15,350	—	(66)	15,284
Municipal obligations	15,683	90	—	15,773
Total available for sale securities	$263,934	$456	$(1,857)	$262,533

June 30, 2024
U.S. Treasury	$247,479	$1	$(3,931)	$243,549
Municipal obligations	13,419	5	(8)	13,416
Other debt securities	212	305	(73)	444
Total available for sale securities	$261,110	$311	$(4,012)	$257,409

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.3 million and $1.4 million at September 30, 2024 and June 30, 2024, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statement of condition.

There was no allowance for credit losses for securities available for sale as of September 30, 2024 and June 30, 2024.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
September 30, 2024
Corporate debt securities	$22,000	27	(1,931)	$20,096	$216	$21,784
Municipal obligations	2,805	—	(38)	2,767	—	2,805
Total held to maturity securities	$24,805	$27	$(1,969)	$22,863	$216	$24,589

June 30, 2024
Corporate debt securities	$22,000	$55	$(2,898)	$19,157	$262	$21,738
Municipal obligations	3,352	—	(72)	3,280	—	3,352
Total held to maturity securities	$25,352	$55	$(2,970)	$22,437	$262	$25,090

Accrued interest receivable on held to maturity debt securities totaled $232,000 and $220,000 at September 30, 2024 and June 30, 2024, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statement of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of September 30, 2024 and June 30, 2024.

The following tables present the activity in the allowance for credit losses on securities held to maturity (dollars in thousands):

	For the Three Months Ended September 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$262	$(46)	$—	$—	$216
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$262	$(46)	$—	$—	$216

For the Three Months Ended September 30, 2023
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$—	$—	$—	$—	$—

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$—	$—	$162,314	$(1,571)	$162,314	$(1,571)
Mortgage-backed securities:
U.S. Government agency securities	9,801	(220)	—	—	9,801	(220)
Collateralized mortgage obligations:
U.S. Government agency securities	—	—	—	—	—	—
Government-sponsored enterprises	15,273	(65)	11	(1)	15,284	(66)
Municipal obligations	—	—	—	—	—	—
	$25,074	$(285)	$162,325	$(1,572)	$187,399	$(1,857)

Securities held to maturity:
Corporate debt securities	$—	$—	$18,070	$(1,931)	$18,070	$(1,931)
Municipal obligations	—	—	2,767	(38)	2,767	(38)
	$—	$—	$20,837	$(1,969)	$20,837	$(1,969)

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$19,580	$(12)	$219,059	$(3,919)	$238,639	$(3,931)
Municipal obligations	3,723	(8)	—	—	3,723	(8)
Other debt securities	—	—	90	(73)	90	(73)
	$23,303	$(20)	$219,149	$(3,992)	$242,452	$(4,012)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,102	$(2,898)	$17,102	$(2,898)
Municipal obligations	—	—	3,280	(72)	3,280	(72)
	$—	$—	$20,382	$(2,970)	$20,382	$(2,970)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of September 30, 2024 and June 30, 2024, which consisted of 42 and 104 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2024 and June 30, 2024, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of September 30, 2024 and June 30, 2024. There was no accrued interest reversed against interest income for the three months ended September 30, 2024 and 2023, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of September 30, 2024 and June 30, 2024. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	September 30, 2024
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$204,516	$203,361
Due after one to five years	33,241	33,183
Due after five to ten years	11,315	11,262
Due after ten years	14,862	14,727
	$263,934	$262,533

Securities held to maturity:
Due in one year or less	$1,774	$1,736
Due after one to five years	1,031	1,031
Due after five to ten years	22,000	20,096
	$24,805	$22,863

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the three months ended September 30, 2024, the Company received $350,000 in proceeds from the sale of securities available for sale, realizing net gains of $165,000. There were no sales of securities available for sale for the three months ended September 30, 2023.

There were no sales of securities held to maturity for the three months ended September 30, 2024 and 2023.

There were no sales of equity securities for the three months ended September 30, 2023.

At September 30, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of September 30, 2024 and June 30, 2024, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $259.4 million and $254.1 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2024	June 30, 2024
Commercial:
Real estate	$421,374	$406,201
Commercial and industrial	109,387	101,207
Construction	113,227	118,373
Total commercial	643,988	625,781
Residential mortgages	665,027	633,779
Home equity loans and lines	93,840	92,765
Consumer	18,108	13,545
	1,420,963	1,365,870
Allowance for credit losses	(21,238)	(21,801)
Net loans receivable	$1,399,725	$1,344,069

Accrued interest receivable on loans totaled $6.1 million and $5.9 million at September 30, 2024 and June 30, 2024, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statement of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $9.5 million at September 30, 2024 and June 30, 2024, and are included in net loans receivable.

The allowance for credit losses on loans estimate uses a four quarter reasonable and supportable forecast period based on economic forecast from the Federal Open Market Committee (“FOMC”) of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. gross domenstic product (“GDP”) growth. The forecast will revert to long-term economic conditions over a four quarter reversion period on a straight-line basis. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,504	$(1,009)	$(24)	$207	$11,678
Residential mortgages	7,706	95	(14)	—	7,787
Home equity loans and lines of credit	1,244	(73)	—	—	1,171
Consumer	347	290	(36)	1	602
Allowance for credit losses - loans	21,801	(697)	(74)	208	21,238
Allowance for credit losses - off-balance sheet credit exposures	1,899	(127)	—	—	1,772
Total	$23,700	$(824)	$(74)	$208	$23,010

	For the Three Months Ended September 30, 2023
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	$(1,307)	$173	$—	$27	$13,181
Residential mortgages	6,222	(670)	639	—	—	6,191
Home equity loans and lines of credit	1,470	(265)	89	(12)	—	1,282
Consumer	489	(69)	15	(23)	3	415
Allowance for credit losses - loans	22,469	(2,311)	916	(35)	30	21,069
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	(166)	—	—	1,458
Total	$22,469	$(687)	$750	$(35)	$30	$22,527

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	September 30, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$—	$—	$—	$—	$—
Related to loans collectively evaluated	11,678	7,787	1,171	602	21,238
Ending balance	$11,678	$7,787	$1,171	$602	$21,238

Loans:
Individually evaluated	$—	$1,597	$—	$—	$1,597
Loans collectively evaluated	643,988	663,430	93,840	18,108	1,419,366
Ending balance	$643,988	$665,027	$93,840	$18,108	$1,420,963

	June 30, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$134	$—	$—	$—	$134
Related to loans collectively evaluated	12,370	7,706	1,244	347	21,667
Ending balance	$12,504	$7,706	$1,244	$347	$21,801

Loans:
Individually evaluated	$3,853	$1,625	$—	$—	$5,478
Loans collectively evaluated	621,928	632,154	92,765	13,545	1,360,392
Ending balance	$625,781	$633,779	$92,765	$13,545	$1,365,870

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three months ended September 30, 2024 and 2023 was immaterial.

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

The Company may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered include principal reductions, interest rate reductions, term extensions, or a combination. There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the three months ended September 30, 2024.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	September 30, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$—	$—	$1	$—
Commercial and industrial	23	—	—	—
Construction	—	—	—	—
Residential mortgages	4,085	1,597	—	—
Home equity loans and lines	1,257	—	—	—
Consumer	—	—	—	—
	$5,365	$1,597	$1	$—

	June 30, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$3,180	$3,180	$4	$—
Commercial and industrial	9	—	—	—
Construction	—	—	—	—
Residential mortgages	4,208	1,625	—	—
Home equity loans and lines	1,648	—	—	—
Consumer	—	—	—	—
	$9,045	$4,805	$4	$—

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

September 30, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$—
Commercial and industrial	—
Construction	—
Residential mortgages	1,597	Residential real estate property
Home equity loans and lines	—
Consumer	—
$1,597

	June 30, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$3,844	Commercial real estate property
Commercial and industrial	9	Business assets
Construction	—
Residential mortgages	1,625	Residential real estate property
Home equity loans and lines	—
Consumer	—
	$5,478

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	September 30, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$—	$3	$1	$4	$421,370	$421,374
Commercial and industrial	—	13	23	36	109,351	109,387
Construction	—	—	—	—	113,227	113,227
Residential mortgages	—	929	991	1,920	663,107	665,027
Home equity loans and lines	308	211	468	987	92,853	93,840
Consumer	5	44	—	49	18,059	18,108
Total	$313	$1,200	$1,483	$2,996	$1,417,967	$1,420,963

	June 30, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$2	$3	$4	$9	$406,192	$406,201
Commercial and industrial	15	—	—	15	101,192	101,207
Construction	—	—	—	—	118,373	118,373
Residential mortgages	872	481	794	2,147	631,632	633,779
Home equity loans and lines	722	78	654	1,454	91,311	92,765
Consumer	14	8	—	22	13,523	13,545
Total	$1,625	$570	$1,452	$3,647	$1,362,223	$1,365,870

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
	2024						Amortized	Converted
September 30, 2024	Transition Period	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$6,412	$33,471	$47,521	$55,433	$22,726	$231,160	$714	$—	$397,437
Special mention	—	—	—	—	—	6,471	—	—	6,471
Substandard	—	—	—	2,217	—	14,152	1,097	—	17,466
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$6,412	$33,471	$47,521	$57,650	$22,726	$251,783	$1,811	$—	$421,374

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$6,810	$13,858	$5,870	$4,582	$2,760	$9,540	$61,346	$—	$104,766
Special mention	—	—	—	1,068	—	200	750	—	2,018
Substandard	—	—	—	15	—	2,391	177	—	2,583
Doubtful	—	—	—	—	—	20	—	—	20
Total commercial and industrial	$6,810	$13,858	$5,870	$5,665	$2,760	$12,151	$62,273	$—	$109,387

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$24	$—	$24

Commercial construction
Risk Rating
Pass	$6,705	$42,722	$9,882	$32,259	$18,520	$2,307	$832	$—	$113,227
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$6,705	$42,722	$9,882	$32,259	$18,520	$2,307	$832	$—	$113,227

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$29,453	$191,326	$203,353	$41,999	$54,561	$139,059	$114	$—	$659,865
Non-performing	—	—	952	528	716	2,966	—	—	5,162
Total residential mortgages	$29,453	$191,326	$204,305	$42,527	$55,277	$142,025	$114	$—	$665,027

Current period gross charge-offs	$—	$—	$—	$10	$—	$4	$—	$—	$14

Home equity loans and lines of credit
Performing	$1,207	$6,356	$6,141	9,133	$3,347	$14,161	$52,238	$—	$92,583
Non-performing	—	—	—	97	—	253	907	—	1,257
Total home equity loans and lines of credit	$1,207	$6,356	$6,141	$9,230	$3,347	$14,414	$53,145	$—	$93,840

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$1,343	$5,565	$642	$87	$54	$3,378	$7,039	$—	$18,108
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,343	$5,565	$642	$87	$54	$3,378	$7,039	$—	$18,108

Current period gross charge-offs	$28	$1	$—	$7	$—	$—	$—	$—	$36

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$29,592	$47,818	$43,324	$23,191	$67,757	$168,333	$679	$—	$380,694
Special mention	—	—	2,234	—	—	8,003	1,090	—	11,327
Substandard	—	—	—	—	756	13,424	—	—	14,180
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$29,592	$47,818	$45,558	$23,191	$68,513	$189,760	$1,769	$—	$406,201

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$13,945	$6,381	$4,868	$3,066	$4,127	$6,259	$56,628	$—	$95,274
Special mention	—	—	1,118	—	1,250	221	750	—	3,339
Substandard	—	—	17	—	53	2,350	141	—	2,561
Doubtful	—	—	—	—	—	24	9	—	33
Total commercial and industrial	$13,945	$6,381	$6,003	$3,066	$5,430	$8,854	$57,528	$—	$101,207

Current period gross charge-offs	$—	$—	$—	$—	$—	$345	$—	$—	$345

Commercial construction
Risk Rating
Pass	$38,626	$9,589	$45,073	$19,740	$—	$3,794	$1,551	$—	$118,373
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$38,626	$9,589	$45,073	$19,740	$—	$3,794	$1,551	$—	$118,373

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$180,784	$206,815	$42,279	$56,059	$33,286	$110,234	$114	$—	$629,571
Non-performing	—	962	540	—	581	2,125	—	—	4,208
Total residential mortgages	$180,784	$207,777	$42,819	$56,059	$33,867	$112,359	$114	$—	$633,779

Current period gross charge-offs	$—	$—	$112	$—	$—	$6	$—	$—	$118

Home equity loans and lines of credit
Performing	$6,308	$6,525	$9,475	3,454	$1,369	$13,375	$50,611	$—	$91,117
Non-performing	—	—	99	—	—	643	906	—	1,648
Total home equity loans and lines of credit	$6,308	$6,525	$9,574	$3,454	$1,369	$14,018	$51,517	$—	$92,765

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$—	$12

Consumer
Performing	$1,517	$1,533	$100	$67	$6	$3,272	$7,050	$—	$13,545
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,517	$1,533	$100	$67	$6	$3,272	$7,050	$—	$13,545

Current period gross charge-offs	$100	$6	$23	$4	$1	$1	$—	$—	$135

As of September 30, 2024 and June 30, 2024, the Company had pledged $645.8 million and $605.8 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At September 30, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $382.8 million, consisting of $191.4 million of interest rate swaps with commercial borrowers and $191.4 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $406.8 million, consisting of $203.4 million of interest rate swaps with commercial borrowers and $203.4 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	September 30, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$9,745	$9,745
Less: cash collateral applied	(9,370)	(16)
Net amount	$375	$9,729

	June 30, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$16,781	$16,781
Less: cash collateral applied	(16,620)	(16)
Net amount	$161	$16,765

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At September 30, 2024, the Company had received $9.4 million and deposited $16,000 as collateral for swap agreements with third-party counterparties. At June 30, 2024, the Company had received $16.6 million and deposited $16,000 as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Income (Loss) Components			Where Net Income is Presented
	Three Months Ended
	September 30,
	2024	2023
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$(165)	$—	Net gains on securities transactions
Tax expense	43	—	Income tax expense
Net of tax	(122)	—

Amortization of defined benefit plan items (before tax):
Net actuarial gain	—	—
Tax benefit	—	—	Income tax expense
Net of tax	—	—
Total reclassification for the period, net of tax	$(122)	$—

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax, are as follows (dollars in thousands):

	For the Three Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2024:
Accumulated other comprehensive income (loss) as of July 1, 2024	$(2,734)	$7,676	$4,942
Other comprehensive income before reclassifications	1,820	—	1,820
Amounts reclassified from accumulated other comprehensive income	(122)	—	(122)
Accumulated other comprehensive income (loss) as of September 30, 2024	$(1,036)	$7,676	$6,640

2023:
Accumulated other comprehensive loss as of July 1, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	1,028	—	1,028
Accumulated other comprehensive loss as of September 30, 2023	$(12,674)	$4,134	$(8,540)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$645	$363
Reclassification adjustment for gains included in net income	(43)	—
	602	363
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial loss	—	—
	—	—
	$602	$363

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

Net periodic pension (income) cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Service cost	$277	$389
Interest cost	481	553
Expected return on plan assets	(710)	(789)
Amortization of net actuarial gain	(105)	—
Net periodic pension (income) cost	$(57)	$153

Contributions

For the three months ended September 30, 2024 and 2023, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Three Months Ended
	September 30,
	2024	2023
Service cost	$5	$6
Interest cost	18	19
Amortization of net actuarial gain	(12)	(10)
Net periodic post-retirement benefit cost	$11	$15

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2024 was $11.0 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of September 30,
	2024	2023
Allocated	254,580	203,664
Committed to be allocated	38,187	38,187
Unallocated	725,558	776,474
Total shares	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2024 and 2023 was $138,000 and $117,000, respectively.

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

	September 30, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$34,138	$251,623	$285,761
Standby letters of credit	—	21,391	21,391
	$34,138	$273,014	$307,152

	June 30, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$30,007	$273,932	$303,939
Standby letters of credit	—	21,943	21,943
	$30,007	$295,875	$325,882

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2024, approximately $302.7 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At September 30, 2024, approximately $432,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At September 30, 2024 and June 30, 2024, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at September 30, 2024  and June 30, 2024 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At September 30, 2024 and June 30, 2024, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 was recognized for the three months ended September 30, 2024 and 2023. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of September 30, 2024. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through September 30, 2024, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through September 30, 2024, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies have asserted claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the three months ended September 30, 2024 and 2023, the Bank recognized insurance recoveries in the amount of $0 and $576,000, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations. While the Bank has been reimbursed in the past by its insurer for certain legal fees and expenses associated with this matter, the Bank does not expect to recognize any such insurance recoveries in the future, as the applicable policy limits and deductibles have been exceeded. For a fuller recitation of the procedural history of each of the matters summarized below, please refer to the Company’s earlier periodic filings on Forms 10-Q and 10-K. The Pioneer Parties (as defined below) vigorously dispute the assertions and claims in each of the matters noted below.

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

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court. On February 16, 2023, Cachet filed an amended complaint in lieu of responding to the Pioneer Parties’ motion to dismiss. The amended complaint, like the initial complaint, alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet. Cachet’s complaint asserts causes of action against the Pioneer Parties for avoidance and recovery of constructive fraudulent transfers, conversion, unjust enrichment, money had and received, violation of California Penal Code § 496(a), violations of RICO, aiding and abetting fraud, and declaratory relief. Cachet asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and costs of suit and attorneys’ fees. Cachet also seeks “treble damages according to proof and attorneys’ fees,” and for its aiding abetting fraud claim, Cachet seeks “general, consequential and special damages in an amount to be proven at trial.” On April 28, 2023, the Pioneer Parties filed a motion to dismiss the amended complaint. On September 6, 2023, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the Court dismissed Cachet’s claims for violations of RICO, violation of California Penal Code § 496(a), aiding and abetting fraud and conversion, and for declaratory relief. The Court denied the Pioneer Parties’ motion as to the claims for conversion, unjust enrichment, and money had and received. The Court permitted Cachet to file a second amended complaint. On September 20, 2023, Cachet filed a motion for reconsideration of the Court’s Order. The Pioneer Parties filed their opposition on October 26, 2023, and Cachet filed its reply on November 2, 2023. On November 16, 2023, the Court entered an order granting the motion to the extent of clarifying certain rulings in the September 6, 2023 order relating to the denial of the motion to dismiss as to Cachet’s conversion claim and the dismissal of Cachet’s RICO claim. Cachet initially filed its second amended complaint on February 5, 2024, but pursuant to a stipulation and order entered on February 29, 2024, Cachet withdrew that version of the second amended complaint and filed a revised second amended complaint on April 8, 2024. The second amended complaint asserts claims for conversion, unjust enrichment, money had and received, violations of RICO, and aiding and abetting conversion and fraud. On May 8, 2024, the Pioneer Parties filed a motion to dismiss the second amended complaint. Briefing on the motion was completed on June 27, 2024. A hearing on the motion was held by the Court on July 11, 2024.  On August 28, 2024, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the court dismissed with prejudice Cachet’s claims for aiding and abetting conversion and fraud and dismissed without prejudice Cachet’s RICO claims. The court denied the Pioneer Parties’ motion to dismiss the claims for conversion, unjust enrichment, and money had and received. On October 10, 2024, the Pioneer Parties filed an answer to the second amended complaint, as well as a motion to strike certain allegations in the second amended complaint relating to the dismissed claims. Briefing on the motion to strike was completed on November 7, 2024, and a hearing on the motion is scheduled for November 14, 2024.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		September 30, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$216,760	$216,760	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	9,801	—	9,801	—
Collateralized mortgage obligations:
U.S. Government agency securities	4,915	—	4,915	—
Government-sponsored enterprises	15,284	—	15,284	—
Municipal obligations	15,773	—	15,773	—
Total available for sale securities	262,533	216,760	45,773	—
Derivative assets (1)	9,745	—	9,745	—
Total	$272,278	$216,760	$55,518	$—

Liabilities:
Derivative liabilities (1)	$9,745	$—	$9,745	$—
Total	$9,745	$—	$9,745	$—

		Fair Value Measurements at
		June 30, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$243,549	$243,549	$—	$—
Municipal obligations	13,416	—	13,416	—
Other debt securities	444	—	444
Total available for sale securities	257,409	243,549	13,860	—
Derivative assets (1)	16,781	—	16,781	—
Total	$274,190	$243,549	$30,641	$—

Liabilities:
Derivative liabilities (1)	$16,781	$—	$16,781	$—
Total	$16,781	$—	$16,781	$—

(1)	Additional information regarding the impact of offseting cash collateral can be found in Note 6 – Derivatives.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Individually evaluated loans:
Commercial loans	$—	$—	$—	$—
OREO	—	—	—	—

June 30, 2024
Individually evaluated loans:
Commercial loans	$539	$—	$—	$539
OREO	153	—	—	153

There were no loans individually evaluated for credit losses where the amortized cost was adjusted to fair value as of September 30, 2024. Loans individually evaluated for credit losses where the amortized cost was adjusted to fair value had a carrying amount of $673,000 with a valuation allowance of $134,000 resulting in an estimated fair value of $539,000 as of June 30, 2024.

The Company had no OREO at September 30, 2024 and $153,000 of OREO at June 30, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
September 30, 2024
Individually evaluated loans:
Commercial loans	$—
OREO	—

June 30, 2024
Individually evaluated loans:
Commercial loans	$539	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
OREO	153	Appraisal of collateral (1)	Liquidation expense (2)	10.0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	September 30, 2024
			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$224,974	$224,974	$224,974	$—	$—
Securities available for sale	262,533	262,533	216,760	45,773	—
Securities held to maturity	24,589	22,863	—	22,863	—
FHLBNY and FRBNY stock	3,646	3,646	—	3,646	—
Net loans receivable	1,399,725	1,385,112	—	—	1,385,112
Accrued interest receivable	7,667	7,667	—	7,667	—
Derivative assets (1)	9,745	9,745	—	9,745	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,518,927	$1,518,927	$—	$1,518,927	$—
Time deposits	156,353	155,409	—	155,409	—
Mortgagors’ escrow deposits	3,854	3,854	—	3,854	—
Accrued interest payable	116	116	—	116	—
Derivative liabilities (1)	9,745	9,745	—	9,745	—

	June 30, 2024
			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$165,190	$165,190	$165,190	$—	$—
Securities available for sale	257,409	257,409	243,549	13,860	—
Securities held to maturity	25,090	22,437	—	22,437	—
FHLBNY and FRBNY stock	3,546	3,546	—	3,546	—
Net loans receivable	1,344,069	1,293,472	—	—	1,293,472
Accrued interest receivable	7,559	7,559	—	7,559	—
Derivative assets (1)	16,781	16,781	—	16,781	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,383,222	$1,383,222	$—	$1,383,222	$—
Time deposits	167,030	165,420	—	165,420	—
Mortgagors’ escrow deposits	9,701	9,701	—	9,701	—
Accrued interest payable	137	137	—	137	—
Derivative liabilities (1)	16,781	16,781	—	16,781	—

(1)	Additional information regarding the impact of offseting cash collateral can be found in Note 6 – Derivatives.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
	2024	2023

Noninterest Income
In scope
Insurance services	$472	$595
Wealth management services	1,699	1,386
Service charges on deposit accounts	646	627
Card services income	716	748
Other	287	123
Noninterest income in scope	3,820	3,479

Noninterest income out of scope	298	95

Total noninterest income	$4,118	$3,574

1

12.EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share (in thousands, except for share and per share amounts):

	For the Three Months Ended September 30,
	2024	2023

Net income applicable to common stock	$6,308	$3,419

Average number of common shares outstanding	25,813,787	25,977,679
Less: Average unallocated ESOP shares	731,923	782,838
Weighted-average number of common shares outstanding - basic	25,081,864	25,194,841
Add: Effect of dilutive stock options and restricted stock	68,786	—
Weighted-average number of common shares outstanding - diluted	25,150,650	25,194,841

Net earnings per common share:
Basic	$0.25	$0.14
Diluted	$0.25	$0.14

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 830,000 for the three months ended September 30, 2024. There were no anti-dilutive shares for the three months ended September 30, 2023.

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

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the fiscal year ended June 30, 2024, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments, except as required by applicable law.

Overview

Net Interest Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income we earn on our loans and investments, and interest expense, which is the interest we pay on our deposits and borrowings.

Provision for Credit Losses. We charge (credit) provisions for credit losses to operations in order to maintain our allowance for credit losses on loans, securities held to maturity and unfunded commitments at a level that is considered reasonable and necessary to absorb expected credit losses inherent in the loan portfolio and securities held to maturity portfolio, as well as expected losses on commitments to grant loans that are expected to be advanced at the statements of condition date. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged-off, if any, are credited to the allowance for credit losses when realized.

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, and insurance and wealth management services income. Our non-interest income also includes net gain or losses on equity securities, net gain or losses on sales and calls of available for sale securities, and miscellaneous income.

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

Recent Developments

Change in Fiscal Year End

On October 15, 2024, the board of directors of the Company approved an amendment to Article VI, Section 5 of its Bylaws to change its fiscal year from June 30 to December 31. As a result of this change the three months ended September 30, 2024 is the first three months of the Company’s six month transition period ending December 31, 2024. The Company will file a transition report for the six months ending December 31, 2024 on Form 10-K.

Completion of Pioneer Commercial Bank Merger

On September 16, 2024, the Office of the Comptroller of the Currency (the “OCC”) approved the merger of Pioneer Commercial Bank with and into Pioneer Bank with Pioneer Bank as the resulting entity (the “Commercial Bank Merger”). The Commercial Bank Merger closed on October 1, 2024. Following the completion of the Commercial Bank Merger, Pioneer Bank now directly offers full municipal deposit banking services which were previously provided through Pioneer Commercial Bank.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.2 million, or 5.6%, assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Three Months Ended September 30,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,379,122	$20,930	6.16%	$1,175,279	$16,533	5.70%
Securities	280,753	2,165	3.09%	446,152	2,568	2.30%
Interest-earning deposits and other	90,691	1,284	5.74%	76,581	1,055	5.58%
Total interest-earning assets	1,750,566	24,379	5.64%	1,698,012	20,156	4.79%
Non-interest-earning assets	149,409			153,684
Total assets	$1,899,975			$1,851,696

Interest-bearing liabilities:
Demand deposits	$145,349	$715	1.97%	$140,526	$507	1.44%
Savings deposits	263,559	68	0.10%	286,139	39	0.05%
Money market deposits	530,250	4,075	3.08%	466,276	2,627	2.25%
Certificates of deposit	142,742	1,412	3.98%	105,764	781	2.96%
Total interest-bearing deposits	1,081,900	6,270	2.32%	998,705	3,954	1.58%
Borrowings and other	23,408	212	3.64%	27,890	312	4.51%
Total interest-bearing liabilities	1,105,308	6,482	2.35%	1,026,595	4,266	1.66%
Non-interest-bearing deposits	454,168			508,862
Other non-interest-bearing liabilities	41,494			46,464
Total liabilities	1,600,970			1,581,921
Total shareholders' equity	299,005			269,775
Total liabilities and shareholders' equity	$1,899,975			$1,851,696
Net interest income		$17,897			$15,890
Net interest rate spread (1)			3.29%			3.13%
Net interest-earning assets (2)	$645,258			$671,417
Net interest margin (3)			4.12%			3.76%
Average interest-earning assets to interest-bearing liabilities	158.38%			165.40%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,
	2024 vs. 2023
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,002	$1,395	$4,397
Securities	(1,125)	722	(403)
Interest-earning deposits and other	199	30	229
Total interest-earning assets	2,076	2,147	4,223

Interest-bearing liabilities:
Demand deposits	18	190	208
Savings deposits	(3)	32	29
Money market deposits	393	1,055	1,448
Certificates of deposit	318	313	631
Total interest-bearing deposits	726	1,590	2,316
Borrowings and other	(45)	(55)	(100)
Total interest-bearing liabilities	681	1,535	2,216
Change in net interest income	$1,395	$612	$2,007

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

Total Assets. Total assets of $2.01 billion at September 30, 2024 increased $119.2 million, or 6.3%, from $1.90 billion at June 30, 2024. The increase was due primarily to an increase of $55.7 million, or 4.1%, in net loans receivable, an increase of $59.8 million, or 36.2% in cash and cash equivalents, and an increase of $5.1 million, or 2.0% in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents of $225.0 million at September 30, 2024, increased $59.8 million, or 36.2%, from $165.2 million at June 30, 2024.

Securities Available for Sale. Total securities available for sale of $262.5 million at September 30, 2024 increased $5.1 million, or 2.0%, from $257.4 million at June 30, 2024. The increase was primarily due to purchases of $37.2 million, offset in part by maturities, paydowns, calls and sales of $35.1 million during the three months ended September 30, 2024.

Net Loans Receivable. Net loans receivable of $1.40 billion at September 30, 2024 increased $55.7 million, or 4.1%, from $1.34 billion at June 30, 2024. By loan category, residential mortgage loans increased by $31.2 million, or 4.9%, to $665.0 million at September 30, 2024 from $633.8 million at June 30, 2024, commercial real estate loans increased by $15.2 million, or 3.7%, to $421.4 million at September 30, 2024 from $406.2 million at June 30, 2024, commercial and industrial loans increased by $8.2 million, or 8.1%, to $109.4 million at September 30, 2024 from $101.2 million at June 30, 2024, consumer loans increased by $4.6 million, or 33.7%, to $18.1 million at September 30, 2024 from $13.5 million at June 30, 2024, and home equity loans and lines of credit increased by $1.0 million, or 1.2%, to $93.8 million at September 30, 2024 from $92.8 million at June 30, 2024. These increases were partially offset by a decrease in commercial construction loans of $5.1 million, or 4.3%, to $113.3 million at September 30, 2024 from $118.4 million at June 30, 2024.

The increase in residential mortgage loans was primarily related to the Bank’s relationship with a third-party mortgage banking company which facilitated an increase in residential mortgage loan volume, despite the higher interest rate environment. The increase in commercial real estate loans and commercial and industrial loans was due to loan funding outpacing loan payoffs. The increase in consumer loans was due to the purchase of $5.0 million in unsecured consumer loans during the quarter. The decrease in commercial construction loans was related to the conversion of loans to permanent financing.

The following table presents our commercial real estate loan portfolio by industry sector at September 30, 2024.

	At September 30, 2024
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans
Multi-family	$119,418	28.3%
Owner occupied real estate
Retail	36,847	8.7%
Office	20,219	4.8%
Warehouse	10,024	2.4%
Accommodation and food service	8,817	2.1%
Mixed use	8,270	2.0%
Other real estate	3,495	0.8%
Total owner occupied real estate	87,672	20.8%
Non-owner occupied real estate
Retail	76,689	18.2%
Accommodation and food service	53,657	12.7%
Warehouse	36,253	8.6%
Office	34,130	8.1%
Mixed use	7,040	1.7%
Other real estate	6,515	1.6%
Total non-owner occupied real estate	214,284	50.9%
Total commercial real estate loans	$421,374	100.0%

Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.

Deposits. Total deposits of $1.68 billion at September 30, 2024 increased $125.0 million, or 8.1%, from $1.55 billion at June 30, 2024. By deposit category, non-interest-bearing demand deposits increased by $92.6 million, or 20.8%, to $537.9 million at September 30, 2024 from $445.3 million at June 30, 2024, money market accounts increased by $37.6 million, or 7.3%, to $551.3 million at September 30, 2024 from $513.7 million at June 30, 2024, and demand accounts increased by $12.0 million, or 7.6%, to $170.0 million at September 30, 2024 from $158.0 million at June 30, 2024. These increases were partially offset by a decrease in certificates of deposit by $10.6 million, or 6.4%, to $156.4 million at September 30, 2024 from $167.0 million at June 30, 2024 (included in certificates of deposit were brokered deposits which decreased by $19.5 million to $19.8 million at September 30, 2024 from $39.3 million at June 30, 2024) and a decrease in savings accounts by $6.6 million, or 2.5%, to $259.7 million at September 30, 2024 from $266.3 million at June 30, 2024.

The increase in non-interest-bearing demand accounts and demand accounts was primarily related to growth in municipal deposits due to seasonality. The increase in money market accounts was primarily due to growth in municipal and commercial deposits and migration of funds from non-interest-bearing demand, savings and other lower rate interest-bearing accounts. The decrease in certificates of deposit was primarily due to a decrease in brokered deposits, partially offset by a migration of funds from non-interest-bearing demand, savings and other lower rate interest-bearing accounts. The decrease in savings accounts was primarily related to migration of funds to higher interest-bearing accounts.

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	September 30, 2024		June 30, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$766,181	45.7%	$768,396	49.6%
Business deposits	320,164	19.1%	302,251	19.5%
Municipal deposits	569,166	34.0%	440,277	28.4%
Brokered deposits	19,769	1.2%	39,328	2.5%
Total	$1,675,280	100.0%	$1,550,252	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	September 30, 2024	June 30, 2024
Uninsured deposits, per regulatory requirements	$844,588	$695,526
Less: Affiliate deposits	44,131	44,699
Collateralized deposits	551,659	423,470
Uninsured deposits, after exclusions	$248,798	$227,357

Uninsured deposits after exclusions represents 14.9% and 14.7% of total deposits as of September 30, 2024 and June 30, 2024, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credits.

Total Shareholders’ Equity. Total shareholders’ equity of $303.8 million at September 30, 2024 increased $7.3 million, or 2.5%, from $296.5 million at June 30, 2024 primarily as a result of net income of $6.3 million and an increase in accumulated other comprehensive income of $1.7 million, partially offset by the repurchase of common stock of $1.2 million.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and September 30, 2023

General.  Net income increased by $2.9 million to $6.3 million for the three months ended September 30, 2024 as compared to $3.4 million for the three months ended September 30, 2023. The increase was primarily due to an increase in net interest income of $2.0 million, a decrease in the provision for credit losses of $1.6 million, and an increase in non-interest income of $544,000, offset in part by an increase in income tax expense of $998,000 and an increase in non-interest expense of $284,000.

Interest and Dividend Income.  Interest and dividend income increased $4.2 million, or 21.0%, to $24.4 million for the three months ended September 30, 2024, from $20.2 million for the three months ended September 30, 2023 due to increases in interest income on loans and interest-earning deposits with banks and other, offset in part by a decrease in interest income on securities. The increase was the result of an 85 basis points increase in the average yield on interest-earning assets to 5.64% for the three months ended September 30, 2024, from 4.79% for the three months ended September 30, 2023. The increase in the average yield on interest-earning assets was driven by an increase in variable rate loan yields, as well as due to market related increases in interest rates on new loans and an asset allocation shift, using investment securities’ cash flow to fund higher yielding assets. Average interest-earning assets increased by $52.6 million from $1.70 billion for the three months ended September 30, 2023 to $1.75 billion for the three months ended September 30, 2024 primarily due to the increase in the average balance of loans.

Interest income on loans increased $4.4 million, or 26.6%, to $20.9 million for the three months ended September 30, 2024 from $16.5 million for the three months ended September 30, 2023. Interest income on loans increased due to a $203.8 million increase in the average balance of loans to $1.38 billion for the three months ended September 30, 2024 from $1.18 billion for the three months ended September 30, 2023, coupled with a 46 basis points increase in the average yield on loans to 6.16% for the three months ended September 30, 2024 from 5.70% for the three months ended September 30, 2023. The increase in the average balance of loans was principally due to purchases of residential mortgage loans. The increase in average yield on loans was primarily due to loans tied to variable short-term rates and market related increases in interest rates on new loans as compared to the same period in the prior year.

Interest income on securities decreased $403,000, or 15.7%, to $2.2 million for the three months ended September 30, 2024 from $2.6 million for the three months ended September 30, 2023. Interest income on securities decreased due to a $165.4 million decrease in the average balance of securities to $280.8 million for the three months ended September 30, 2024 from $446.2 million for the three months ended September 30, 2023, offset in part by a 79 basis points increase in the average yield on securities to 3.09% for the three months ended September 30, 2024 from 2.30% for the three months ended September 30, 2023. The decrease in the average balance of securities was primarily due to the sales of U.S. government and agency securities during the three months ended December 31, 2023 as part of a balance sheet repositioning in which the Company sold $74.5 million of lower-yielding available for sale securities with an average book yield of approximately 0.83%, and maturities of U.S. government and agency and municipal obligation securities, in conjunction with an asset allocation shift, using investment securities’ cash flow to fund higher yielding assets. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased replacing lower yielding available for sale securities.

Interest income on interest-earning deposits with banks and other increased $229,000 to $1.3 million for the three months ended September 30, 2024 from $1.1 million for the three months ended September 30, 2023. Interest income on interest-earning deposits with banks and other increased due to a $14.1 million increase in the average balances on interest-earning deposits with banks and other to $90.7 million for the three months ended September 30, 2024 from $76.6 million for the three months ended September 30, 2023 primarily due to a net increase in deposits, as well as a 16 basis points increase in the average yield on interest-earning deposits with banks and other to 5.74% for the three months ended September 30, 2024 from 5.58% for the three months ended September 30, 2023 primarily due to the purchase of Federal Reserve Bank of New York stock during the three months ended June 30, 2024.

Interest Expense.  Interest expense increased $2.2 million to $6.5 million for the three months ended September 30, 2024 from $4.3 million for the three months ended September 30, 2023 as a result of increases in interest expense on deposits. The increase was primarily due to a 69 basis points increase in the average cost of interest-bearing liabilities to 2.35% for the three months ended September 30, 2024 from 1.66% for the three months ended September 30, 2023, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $2.3 million to $6.3 million for the three months ended September 30, 2024 from $4.0 million for the three months ended September 30, 2023. Interest expense on interest-bearing deposits increased primarily due to a 74 basis points increase in the average cost of interest-bearing deposits to 2.32% for the three months ended September 30, 2024 from 1.58% for the three months ended September 30, 2023, as well as a shift in the mix of interest-bearing deposits to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $83.2 million to $1.08 billion for the three months ended September 30, 2024 from $1.00 billion for the three months ended September 30, 2023. The increase in the average cost of interest-bearing deposits was primarily due to the repricing of certain interest-bearing deposit accounts in response to changes in market interest rates and the higher interest rate environment, as well as a shift in the mix of deposits towards higher cost interest-bearing accounts. The increase in the average balance of interest-bearing deposits was due to higher average money market and certificates of deposit balances.

Interest expense on borrowings and other liabilities decreased $100,000 to $212,000 for the three months ended September 30, 2024 from $312,000 for the three months ended September 30, 2023 due primarily to the decrease in the average borrowings and other liabilities of $4.5 million to $23.4 million for the three months ended September 30, 2024 from $27.9 million for the three months ended September 30, 2023, and by a decrease in the average cost of borrowings and other liabilities of 87 basis points to 3.64% for the three months ended September 30, 2024 from 4.51% for the three months ended September 30, 2023.

Net Interest Income.  Net interest income of  $17.9 million for the three months ended September 30, 2024 increased $2.0 million, or 12.6%, compared to $15.9 million for the three months ended September 30, 2023 as net interest margin increased 36 basis points to 4.12% for the three months ended September 30, 2024 from 3.76% for the three months ended September 30, 2023. The increase in the net interest margin was partially offset by a decrease in net interest-earning assets by $26.1 million to $645.3 million for the three months ended September 30, 2024 from $671.4 million for the three months ended September 30, 2023 as a result of a shift in deposit mix which increased interest-bearing deposits. The effect on net interest income of the decrease in the average balance of net interest-earning assets for the three months ended September 30, 2024 was offset by the asset allocation shift to higher yielding assets. Net interest rate spread increased 16 basis points to 3.29% for the three months ended September 30, 2024 from 3.13% for the three months ended September 30, 2023.

Provision for Credit Losses.  A credit to the provision for credit losses of $870,000 was recorded for the three months ended September 30, 2024, as compared to a provision for credit losses of $750,000 for the three months ended September 30, 2023. The credit to the provision for credit losses for the three months ended September 30, 2024 was primarily due to improvements in asset quality, economic conditions, and net recoveries, offset in part by growth in the loan portfolio. Non-performing assets were $5.4 million, or 0.27% of total assets, at September 30, 2024, compared to $9.2 million, or 0.49% of total assets, at June 30, 2024 and $14.4 million, or 0.73% of total assets, at September 30, 2023. The allowance for credit losses on loans was $21.2 million at September 30, 2024 and $21.1 million at September 30, 2023, representing 1.49% and 1.72% of total loans outstanding, respectively. Net recoveries were $134,000 or an annualized (0.04)% of average loans, for the three months ended September 30, 2024 compared to net charge-offs of $5,000, or an annualized 0.00% of average loans, for the three months ended September 30, 2023.

Non-Interest Income.  Non-interest income increased $544,000, or 15.2%, to $4.1 million for the three months ended September 30, 2024 as compared to $3.6 million for the three months ended September 30, 2023. Noninterest income increased primarily due to a $190,000 increase in insurance and wealth management services income, and a $165,000 net gain on the sale of securities available for sale. The increase in insurance and wealth management services income was primarily as a result of organic growth and positive market performance related to our wealth management services.

Non-Interest Expense.  Non-interest expense increased $284,000, or 2.0%, to $14.7 million for the three months ended September 30, 2024 as compared to $14.4 million for the three months ended September 30, 2023. The increase was primarily due to an increase in salaries and employee benefits of $743,000, offset in part by a decrease in professional fees of $634,000. Salaries and employee benefits increased due to compensation expense from annual merit increases, hiring talent to fill open positions, as well as due to share-based compensation costs recognized during the three months ended September 30, 2024 for the stock awards granted during the three months ended June 30, 2024. Professional fees decreased due to lower legal fees and expenses as compared to the prior-year period.

Income Tax Expense. Income tax expense increased $998,000 to $1.9 million for the three months ended September 30, 2024 as compared to $890,000 for the three months ended September 30, 2023 primarily due to an increase in income before income taxes. Our effective tax rate was 23.0% for the three months ended September 30, 2024 compared to 20.7% for the three months ended September 30, 2023. The increase in our effective tax rate was primarily due to the decrease in tax-exempt income for the three months ended September 30, 2024 as compared to the prior-year period.

Asset Quality and Allowance for Credit Losses

Asset Quality. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	September 30,	June 30,
	2024	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$—	$3,180
Commercial and industrial	23	9
Commercial construction	—	—
Residential mortgages	4,085	4,208
Home equity loans and lines of credit	1,257	1,648
Consumer	—	—
Total non-accrual loans	5,365	9,045

Accruing loans past due 90 days or more:
Commercial real estate	1	4
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	1	4

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	153
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	153

Total non-performing assets	$5,366	$9,202

Total non-performing loans to total loans	0.38%	0.66%
Total non-performing assets to total assets	0.27%	0.49%

Non-accrual loans decreased $3.6 million to $5.4 million at September 30, 2024 from $9.0 million at June 30, 2024 primarily due to one commercial real estate loan relationship secured by various multi-family properties totaling $3.2 million at June 30, 2024, that as a result of various payments received from the borrower returned to accrual status during the three months ended September 30, 2024.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of September 30, 2024 and June 30, 2024.

	September 30,	June 30,
	2024	2024

	(In thousands)
Classification of Loans:
Substandard	$26,468	$22,597
Doubtful	20	33
Loss	—	—
Total Classified Loans	$26,488	$22,630

Special Mention	$8,489	$14,666

Total substandard loans increased $3.9 million to $26.5 million at September 30, 2024 from $22.6 million at June 30, 2024 primarily due to the migration from the special mention category to the substandard category of a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties. The increase was partially offset by the upgrade to the pass category of a commercial real estate relationship and paydowns on a commercial real estate loan relationship secured by various multi-family properties.

Total special mention loans decreased by $6.2 million to $8.5 million at September 30, 2024 from $14.7 million at June 30, 2024 primarily due to the migration to the substandard category from the special mention category of a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties, and the payoff of a $1.3 million loan relationship.

Allowance for Credit Losses on Loans. The measurement of Current Expected Credit Losses (“CECL”) on loans requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses on loans, as reported in our consolidated statements of condition, is adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-off of loans, net of recoveries.

Determining the appropriateness of the allowance is complex and requires judgments by our management about the effect of matters that are inherently uncertain. Subsequent evaluations of the then-existing loan portfolios, in light of the factors then prevailing, may result in significant changes in the allowance for credit losses in those future periods. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. The impact of utilizing the CECL approach to calculate the allowance for credit losses is significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

In addition, bank regulators periodically review our allowance for credit losses on loans and as a result of such reviews, we may have to materially adjust our allowance for credit losses on loans or recognize further loan charge-offs.

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Three Months Ended September 30,
	2024	2023

	(Dollars in thousands)
Allowance at beginning of period	$21,801	$22,469
Cumulative effect adjustment for the adoption of ASU 2016-13	—	(2,311)
Provision for credit losses	(697)	916

Charge offs:
Commercial real estate	—	—
Commercial and industrial	24	—
Commercial construction	—	—
Residential mortgages	14	—
Home equity loans and lines of credit	—	12
Consumer	36	23
Total charge-offs	74	35

Recoveries:
Commercial real estate	—	—
Commercial and industrial	207	27
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	1	3
Total recoveries	208	30

Net (recoveries) charge-offs	(134)	5

Allowance at end of period	$21,238	$21,069

Allowance to non-performing loans	395.79%	146.10%
Allowance to total loans outstanding at the end of the period	1.49%	1.72%
Net (recoveries) charge-offs to average loans outstanding during the period (1)
Commercial real estate	—%	—%
Commercial and industrial	(0.75)%	(0.12)%
Commercial construction	—%	—%
Residential mortgages	0.01%	—%
Home equity loans and lines of credit	—%	0.05%
Consumer	0.59%	0.32%
Total	(0.04)%	0.00%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At September 30, 2024, we had the ability to borrow up to $514.5 million from the Federal Home Loan Bank of New York, of which none was utilized for borrowings and $280.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2024, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets. We cannot predict what the impact of the events described in “Recent Developments – Mann Entities Related Fraudulent Activity” above may have on our Liquidity and Capital Resources beyond the quarter ended September 30, 2024.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2024, cash and cash equivalents totaled $225.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $262.5 million at September 30, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2024 totaled $146.1 million, or 8.72%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the OCC. At September 30, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

The Bank is and Pioneer Commercial Bank was subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

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

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of September 30, 2024 the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

As of September 30, 2024, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject. Further, the most recent OCC and FDIC notifications categorized the Bank and Pioneer Commercial Bank as well capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification including the completion of the Commerical Bank Merger.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of September 30, 2024

Tier 1 (leverage) capital	$227,910	12.13%	$75,153	4.00%	N/A	N/A	$93,942	5.00%
Risk-based capital
Common Tier 1	$227,910	18.19%	$56,384	4.50%	$87,708	7.00%	$81,443	6.50%
Tier 1	$227,910	18.19%	$75,178	6.00%	$106,502	8.50%	$100,238	8.00%
Total	$243,665	19.45%	$100,238	8.00%	$131,562	10.50%	$125,297	10.00%

As of June 30, 2024

Tier 1 (leverage) capital	$221,549	11.65%	$76,051	4.00%	N/A	N/A	$95,064	5.00%
Risk-based capital
Common Tier 1	$221,549	18.40%	$54,171	4.50%	$84,265	7.00%	$78,246	6.50%
Tier 1	$221,549	18.40%	$72,227	6.00%	$102,322	8.50%	$96,303	8.00%
Total	$236,706	19.66%	$96,303	8.00%	$126,398	10.50%	$120,379	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of September 30, 2024

Tier 1 (leverage) capital	$53,854	10.64%	$20,251	4.00%	N/A	N/A	$25,314	5.00%
Risk-based capital
Common Tier 1	$53,854	48.05%	$5,043	4.50%	$7,845	7.00%	$7,284	6.50%
Tier 1	$53,854	48.05%	$6,724	6.00%	$9,526	8.50%	$8,965	8.00%
Total	$53,854	48.05%	$8,965	8.00%	$11,767	10.50%	$11,207	10.00%

As of June 30, 2024

Tier 1 (leverage) capital	$52,658	9.56%	$22,039	4.00%	N/A	N/A	$27,549	5.00%
Risk-based capital
Common Tier 1	$52,658	56.09%	$4,224	4.50%	$6,571	7.00%	$6,102	6.50%
Tier 1	$52,658	56.09%	$5,633	6.00%	$7,979	8.50%	$7,510	8.00%
Total	$52,658	56.09%	$7,510	8.00%	$9,857	10.50%	$9,388	10.00%

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

At September 30, 2024, we had $285.8 million of commitments to originate or purchase loans, comprised of $177.2 million of commitments under commercial loans and lines of credit (including $59.4 million of unadvanced portions of commercial construction loans), $70.3 million of commitments under home equity loans and lines of credit, $31.2 million of commitments to purchase residential mortgage loans and $7.1 million of unfunded commitments under consumer lines of credit. In addition, at September 30, 2024, we had $21.4 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2024, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 (“Form 10-K”). Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth in the Form 10-K also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no sales of unregistered securities during the three months ended September 30, 2024.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2024:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased	Share	Programs	Programs (1)
July 1 through July 31, 2024	66,800	$10.23	66,800	1,125,697
August 1 through August 31, 2024	20,589	10.42	20,589	1,105,108
September 1 through September 30, 2024	27,000	11.05	27,000	1,078,108
Total	114,389	$10.46	114,389	1,078,108

(1)	On May 21, 2024, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,298,883 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three months ended September 30, 2024, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

November 12, 2024	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

November 12, 2024	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer