Form 10-KT
period 2024-12-31
Pioneer Bancorp, Inc./MD
filed 2025-03-12
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended _______

OR

☒TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2024 to December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $10.01 as of June 30, 2024 was $107.77 million.

As of March 7, 2025 there were 25,848,091 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

As used in this Transition Report on Form 10-K, “Pioneer” or the “Company” refers to Pioneer Bancorp, Inc., Pioneer Bank, National Association and its consolidated subsidiaries collectively, except where the context indicates the reference relates solely to the registrant Pioneer Bancorp, Inc.

PART I

ITEM 1.Business

Forward Looking Statements

This Transition Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” or words of similar meaning, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events. Certain forward-looking statements are included in this Form 10-K, principally in the sections captioned “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the expected quality of our loan and investment portfolios; and
●	estimates of our risks, contingencies and future costs and benefits.

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

In addition, the factors described under the headings “Critical Accounting Policies and Estimates” in Part II, Item 7, and “Risk Factors” in Part I, Item 1A, as well as other possible factors not listed, could cause our actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

●	inflation and changes in market interest rates that could reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report, including associated legal expenses;
●	general economic conditions, either nationally or in our market area, that are worse than expected, including any resulting changes in consumer spending, borrowing and savings habits;
●	increased competition, including competition among other institutions within our market area as well as other non-traditional competitors;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	our ability to access cost-effective funding;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies, including entering new markets successfully, capitalizing on growth opportunities, and attracting and retaining key employees;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, and any future FDIC insurance premium increases or special assessments;
●	our ability to manage market risk, credit risk and operational risk;
●	the imposition of tariffs or other domestic or international governmental polices;
●	our ability to successfully integrate into our operations any assets, liabilities, systems, personnel or customers we have or may in the future acquire, including our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	fluctuations or adverse changes in the stock market, which may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	certain events in the recent past involving the failure of financial institutions which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest, acts of war or terrorism or pandemics;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Transition Report on Form 10-K to reflect future events or developments, except as required by applicable law.

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

Pioneer Bank, National Association

General

The Bank operates 22 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties, as well as a wealth management office in Columbia County in New York. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York (“FHLBNY”) and funds generated from operations to originate commercial real estate loans, commercial and industrial loans, commercial construction loans and home equity loans and lines of credit and, to a lesser extent, consumer loans. Since January 2016, all of our residential mortgage loans have been purchased through our relationship with an unaffiliated mortgage banking company. We also invest in securities, which consist primarily of U.S. Treasury obligations, securities of various government agencies and government-sponsored enterprises, including mortgage-backed securities and collateralized mortgage obligations, municipal obligations and corporate debt securities. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts, certificate of deposit accounts and municipal deposit banking services. Municipal deposit banking services were previously provided through a limited purpose commercial bank subsidiary, Pioneer Commercial Bank. On September 16, 2024, the OCC approved the merger of Pioneer Commercial Bank with and into the Bank with the Bank as the resulting entity (the “Commercial Bank Merger”). The Commercial Bank Merger closed on October 1, 2024. Following the completion of the Commercial Bank

Merger, the Bank now directly offers full municipal deposit banking services which were previously provided through Pioneer Commercial Bank. The Bank also sells commercial and consumer insurance products and employee benefit products and services through Pioneer Insurance Agency, Inc. and provides wealth management services through its subsidiary, Pioneer Financial Services, Inc.

At December 31, 2024, we had consolidated total assets of $1.98 billion, total deposits of $1.59 billion and shareholders’ equity of $304.6 million. The Bank is subject to comprehensive regulation and examination by the OCC and by the Federal Deposit Insurance Corporation (the “FDIC”) as the Bank’s insurer of deposit accounts. Our website address is www.pioneerny.com. Information on this website is not and should not be considered a part of this Transition Report on Form 10-K.

Change in Fiscal Year End

On October 15, 2024, the board of directors of the Company approved an amendment to Article VI, Section 5 of its Bylaws to change its fiscal year end from June 30 to December 31. Accordingly, we are filing this Transition Report on Form 10-K for the six month transition period ended December 31, 2024, including audited consolidated financial statements as of and for the six months ended December 31, 2024.

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

The total population in our primary market area in 2024 was approximately 1.0 million, as estimated by Claritas, which provides demographic data based on U.S. Census and other data sources. Of the six counties in our market area, Saratoga County had the highest level of median household income, estimated at $92,464 in 2024 and projected to grow 2.3% through 2029, and Greene County had the lowest median household income, estimated at $74,182 in 2024 and projected to grow 12.8% through 2029, compared to the 2024 estimated median household income of $80,617 and $75,781 for New York and the United States as a whole, respectively.

As of December 31, 2024, unemployment rates, according to the New York State Department of Labor, were 3.0% for Albany County, 3.6% for Greene County, 3.1% for Rensselaer County, 2.8% for Saratoga County, 3.4% for Schenectady County and 4.0% for Warren County. As of December 31, 2024, the unemployment rates for the United States, New York State and the Capital Region of New York were 3.8%, 4.1% and 3.1%, respectively.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

			At June 30,
	At December 31, 2024		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Commercial real estate	$414,835	28.5%	$406,201	29.7%	$411,165	36.6%
Commercial and industrial	108,474	7.5%	101,207	7.4%	97,307	7.6%
Commercial construction(1)	130,959	9.0%	118,373	8.7%	92,714	8.0%
Residential mortgages	689,569	47.3%	633,779	46.4%	463,196	38.3%
Home equity loans and lines of credit	94,928	6.5%	92,765	6.8%	85,477	7.3%
Consumer	17,564	1.2%	13,545	1.0%	16,779	2.2%
Total loans receivable	1,456,329	100.0%	1,365,870	100.0%	1,166,638	100.0%
Allowance for credit losses	(21,754)		(21,801)		(22,469)
Total loans receivable, net	$1,434,575		$1,344,069		$1,144,169
(1)	Represents amounts disbursed at December 31, 2024 and June 30, 2024 and 2023. The undrawn amounts of the commercial construction loans totaled $80.6 million, $52.7 million and $28.9 million at December 31, 2024 and June 30, 2024 and 2023, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2024, amounts due in:
	One year	More than one	More than five	More than
	or less	to five years	to 15 years	15 years	Total

	(In thousands)
Commercial:
Commercial real estate	$21,371	$163,118	$229,261	$1,085	$414,835
Commercial and industrial	59,336	40,555	8,583	—	108,474
Commercial construction (1)	41,445	26,690	62,824	—	130,959
Residential mortgages	900	6,170	42,371	640,128	689,569
Home equity loans and lines of credit	59	3,187	26,351	65,331	94,928
Consumer	10,119	2,799	4,563	83	17,564
Total	$133,230	$242,519	$373,953	$706,627	$1,456,329
(1)	Includes commercial construction loans that convert to commercial real estate loans upon completion of the construction phase.

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Commercial:
Commercial real estate	$46,872	$346,592	$393,464
Commercial and industrial	21,757	27,381	49,138
Commercial construction	2,411	87,103	89,514
Residential mortgages	371,115	317,554	688,669
Home equity loans and lines of credit	54,827	40,042	94,869
Consumer	7,445	—	7,445
Total loans	$504,427	$818,672	$1,323,099

Commercial Real Estate Loans. At December 31, 2024, we had $414.8 million in commercial real estate loans, representing 28.5% of our total loan portfolio. Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2024, multi-family residential real estate loans, which are described below, totaled $121.4 million. Excluding multi-family real estate loans, $86.0 million of our commercial real estate portfolio was owner-occupied real estate and $207.5 million was secured by income producing, or non-owner occupied real estate.

The following table presents our commercial real estate loan portfolio by industry sector at December 31, 2024.

	At December 31, 2024
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans:
Multi-family	$121,384	29.3%
Owner-occupied real estate:
Retail	24,931	6.0%
Office	18,971	4.6%
Warehouse	9,261	2.2%
Accommodation and food service	8,033	1.9%
Mixed use	6,358	1.5%
Other real estate	18,444	4.4%
Total owner-occupied real estate	85,998	20.6%
Non-owner occupied real estate:
Retail	70,897	17.1%
Accommodation and food service	39,412	9.6%
Warehouse	35,150	8.5%
Office	32,744	7.9%
Mixed use	4,172	1.0%
Other real estate	25,078	6.0%
Total non-owner occupied real estate	207,453	50.1%
Total commercial real estate loans	$414,835	100.0%

We generally originate commercial real estate loans with maximum terms of 10 years based on a 20-year amortization schedule, and loan-to-value ratios of up to 80% (or 75% for non-owner occupied) of the appraised value of the property. Our typical commercial real estate loan has an adjustable rate which generally adjusts every five years that is indexed to the five-year FHLBNY amortizing advance indications, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally have cash infusions of at least 15% of the loan amount or project cost and that properties with a loan in excess of $500,000 are subject to inspections to verify if appropriate maintenance is being performed.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors. Personal guarantees are routinely obtained from commercial real estate borrowers. The borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

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

At December 31, 2024, multi-family real estate loans, which we consider a sub-category of commercial real estate loans, totaled $121.4 million, or 29.3% of our commercial real estate loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units. We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally of up to 25 years (or 30 years if the age of the collateral is less than 10 years old), which may include balloon payments. Interest rates and payments on our adjustable-rate loans adjust generally every five years and generally are indexed to the comparable FHLBNY amortizing advance indications, plus a margin, subject to an interest rate floor.

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

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.

Commercial and Industrial Loans. We originate commercial loans and lines of credit to a variety of small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At December 31, 2024, commercial and industrial loans totaled $108.5 million, or 7.5% of our total loan portfolio. Customers for these loans include professional businesses, family-owned businesses and not-for-profit businesses. As part of our relationship-driven focus, we generally require our commercial borrowers to maintain a deposit account with us, which improves our interest rate spread, margin and overall profitability.

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

When making commercial and industrial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75% of the value of the collateral securing the loan. We generally do not make unsecured commercial and industrial loans. Personal guarantees are routinely obtained from commercial and industrial borrowers.

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

Commercial Construction Loans. We originate commercial construction loans primarily to established developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to fund infrastructure improvements. We also provide construction loans to local developers for the construction of one- to four-family residential developments. We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2024, commercial construction loans totaled $131.0 million, or 9.0% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $80.6 million at December 31, 2024.

Our commercial construction loans are generally interest-only loans that provide for the payment of interest during the construction phase, which is usually 12 to 24 months. The interest rate is generally a variable rate based on an index rate, typically The Wall Street Journal Prime Rate or SOFR, plus a margin. At the end of the construction phase, the loan generally converts to a permanent commercial real estate mortgage loan, but in some cases it may be payable in full. However, our construction loans for the construction of one- to four-family residential developments do not convert to permanent residential real estate loans. Commercial construction loans can be made with a maximum loan-to-value ratio of 75% of the appraised market value upon completion of the project.

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

Residential Mortgage Lending. At December 31, 2024, $689.6 million, or 47.3%, of our total loan portfolio consisted of residential mortgage loans. Given our strategic partnership with the Mortgage Banking Company, we do not process this type of loan in-house; instead, residential mortgage loans are processed through the Mortgage Banking Company. The Bank has no ownership interest in, no common employees, and no common directors with the Mortgage Banking Company. The Mortgage Banking Company’s staff receives the loan referral from us and then handles the underwriting, processing and closing of the loan. Residential mortgage loans are funded by the Mortgage Banking Company, with an option for the Bank to purchase the loan upon funding. Through our relationship with the Mortgage Banking Company, we can assist applicants in obtaining financing from the Mortgage Banking Company, but we are not required to commit to purchase or portfolio any loan originated by the Mortgage Banking Company. The decision whether the Bank will acquire each loan is made at the time the borrower’s application is submitted to the Mortgage Banking Company and must generally comply with underwriting guidelines that we have approved. However, the Bank typically purchases such loans so long as they meet our underwriting standards. We also purchase residential mortgage loans from the Mortgage Banking Company to customers who were not referred to the Mortgage Banking Company by the Bank.

For each purchased loan, we generally pay a fixed aggregate fee to the Mortgage Banking Company of 1.75% of the loan balance. This fixed aggregate fee is paid by us regardless of whether the loan was originated by the Mortgage Banking Company directly or was due to our customer referral. We receive no fee for referring a customer to the Mortgage Banking Company. For the six months ended December 31, 2024, we purchased for our portfolio $80.8 million of loans originated through the Mortgage Banking Company. As part of purchasing the loans, we typically acquire the servicing rights to the loans in order to best assist the customer relationship. The purchased loans are acquired from the Mortgage Banking Company without recourse or any right against the Mortgage Banking Company to require the loans to be repurchased from us. The fixed aggregate fee we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed-rate single-family mortgage loans, as well as adjustable-rate single-family mortgage loans, with maturities up to 30 years. At December 31, 2024, our residential mortgage loans consisted of $371.3 million of fixed-rate loans and $318.3 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area and many are underwritten according to Fannie Mae guidelines. We refer to loans that conform to the Fannie Mae guidelines as “conforming loans.”  We also purchase for our portfolio loans above the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2024 was $766,550 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At December 31, 2024, we had $38.4 million in jumbo loans.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner-occupied, one- to four-family residences. At December 31, 2024, outstanding home equity loans and equity lines of credit totaled $94.9 million, or 6.5% of total loans outstanding. At December 31, 2024, the unadvanced portion of home equity lines of credit totaled $69.3 million.

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

Home equity loans and lines of credit secured by junior mortgages have greater risk than residential mortgage loans secured by first mortgages. At December 31, 2024, $42.4 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans primarily consist of personal loans to the owners of certain commercial businesses who have commercial loans with us, and to a lesser extent, loans on automobiles, overdraft accounts and other unsecured consumer loans. At December 31, 2024, consumer loans were $17.6 million, or 1.2% of our total loan portfolio.

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

We do purchase whole loans from third parties, which primarily are residential mortgage loans described above. In addition, during the six months ended December 31, 2024, we purchased $5.0 million of consumer loans from BHG Financial, a national originator of loans. We expect to purchase additional similar consumer loans from BHG Financial in 2025. We also sell participations in loans to other financial institutions in which we generally act as the lead lender. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan. We primarily participate in commercial real estate loans (including multi-family real estate loans), commercial and industrial loans and commercial construction loans. We also purchase participation interests in loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At December 31, 2024, the outstanding balances of our loan participations where we are not the lead lender totaled $66.2 million, of which $19.1 million were commercial or multi-family real estate loans, $45.0 million were construction loans and $2.1 million were commercial and industrial loans.

Loan Approval Procedures and Authority

Pursuant to federal Law, the aggregate amount of loans that the Bank is permitted to make to any one borrower, or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2024, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $40.0 million. On the same date, the Bank had no borrower or group of related borrowers with outstanding balances in excess of this amount.

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

For commercial loans, loans in excess of the commercial officers’ lending limits require approval from our staff loan committee, which is comprised of the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Banking Officer, Chief Strategy and Innovations Officer, Credit Administration Senior Vice President, and Commercial Senior Vice Presidents. The staff loan committee can approve individual loans of up to prescribed limits, depending on the type of loan. Loans in excess of the staff loan committee’s loan approval authority require the approval of our board of directors. Specifically, commercial real estate loans in excess of $7.5 million, commercial lines of credit in excess of $4.0 million and commercial loans with a new customer relationship in excess of $3.0 million must be approved by our board of directors.

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

Delinquencies and Asset Quality

Delinquency Procedures. System-generated late notices are mailed to a borrower after the late payment “grace period,” which is 15 days in the case of all loans secured by residential real estate, commercial real estate, or commercial and industrial loans, as well as most consumer loans. A second notice will be mailed to a borrower if the loan remains past due after 30 days, and we attempt to contact the borrower and develop a plan of repayment. By the 90th day of delinquency, we will issue a pre-foreclosure notice that will require the borrower to bring the loan current within 30 days in order to avoid the beginning of foreclosure proceedings for loans secured by residential real estate. Commercial real estate, commercial and industrial, commercial construction and consumer loans are managed on a loan-by-loan basis. Decisions to send a demand notice are based on conversations with the borrower to address the delinquency issues. A report of all loans 30 days or more past due is provided to the board of directors monthly.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

				At June 30,
	At December 31, 2024			2024			2023
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$6,734	$—	$1	$2	$3	$4	$4,798	$—	$4,458
Commercial and industrial	5	—	—	15	—	—	678	100	352
Commercial construction	—	—	—	—	—	—	—	—	3,237
Residential mortgages	—	888	1,515	872	481	794	1,257	1,327	762
Home equity loans and lines of credit	1,198	67	567	722	78	654	1,340	64	540
Consumer	7	6	—	14	8	—	18	22	—
Total	$7,944	$961	$2,083	$1,625	$570	$1,452	$8,091	$1,513	$9,349

Loans that were 30-59 days past due totaled $7.9 million at December 31, 2024, representing an increase from $1.6 million at June 30, 2024; loans that were 60-89 days past due totaled $961,000 at December 31, 2024, representing an increase from $570,000 at June 30, 2024 and loans that were 90 days or more past due totaled $2.1 million at December 31, 2024, representing an increase from $1.5 million at June 30, 2024. The increase in loans that were 30-59 days past due was primarily related to the delinquency of a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

		At June 30,
	At December 31, 2024	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$—	$3,180	$8,025
Commercial and industrial	10	9	650
Commercial construction	—	—	—
Residential mortgages	4,127	4,208	4,000
Home equity loans and lines of credit	1,109	1,648	1,560
Consumer	—	—	—
Total non-accrual loans	5,246	9,045	14,235

Accruing loans past due 90 days or more:
Commercial real estate	1	4	174
Commercial and industrial	—	—	—
Commercial construction	—	—	3,237
Residential mortgages	—	—	120
Home equity loans and lines of credit	—	—	—
Consumer	—	—	—
Total accruing loans past due 90 days or more	1	4	3,531

Real estate owned:
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Commercial construction	—	—	—
Residential mortgages	—	153	—
Home equity loans and lines of credit	—	—	—
Consumer	—	—	—
Total real estate owned	—	153	—

Total non-performing assets	$5,247	$9,202	$17,766

Total non-performing loans to total loans	0.36%	0.66%	1.53%
Total non-performing assets to total assets	0.27%	0.49%	0.96%

Total non-accrual loans decreased $3.8 million to $5.2 million at December 31, 2024 from $9.0 million at June 30, 2024. The decrease in non-accrual loans was primarily due to one commercial real estate loan relationship secured by various multi-family properties totaling $3.2 million at June 30, 2024, that as a result of various payments received from the borrower returned to accrual status during the six months ended December 31, 2024.

Total non-accrual loans decreased $5.2 million to $9.0 million at June 30, 2024 from $14.2 million at June 30, 2023. The decrease in non-accrual loans was primarily related to one commercial real estate loan relationship that included seven loans totaling $7.7 million as of June 30, 2023, which as a result of payments received from the borrower decreased to four loans totaling $3.2 million as of June 30, 2024 that are secured by various multi-family properties. Total accruing loans past due 90 days or more decreased $3.5 million to $4,000 at June 30, 2024 from $3.5 million at June 30, 2023. The decrease in accruing loans past due 90 days or more was primarily related to one commercial construction loan totaling $3.2 million that was matured as of June 30, 2023 and was extended during the year ended June 30, 2024.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of the dates indicated. The classified loans total at December 31, 2024 included $5.2 million of non-performing loans.

		At June 30,
	At December 31, 2024	2024	2023

	(In thousands)
Classification of Loans:
Substandard	$24,630	$22,597	$69,117
Doubtful	117	33	118
Loss	—	—	—
Total Classified Loans	$24,747	$22,630	$69,235
Special Mention	$4,918	$14,666	$3,591

Total substandard loans increased $2.0 million to $24.6 million at December 31, 2024 from $22.6 million at June 30, 2024 primarily due to the migration from the special mention category to the substandard category of a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties. The increase was partially offset by the upgrade to the pass category of a commercial real estate relationship and payoffs/paydowns on several commercial real estate loan relationships.

Total substandard loans decreased $46.5 million to $22.6 million at June 30, 2024 from $69.1 million at June 30, 2023 primarily due to the upgrades of several commercial real estate loan relationships out of the substandard category and payoffs/paydowns on several commercial real estate loan relationships.  The upgrades were primarily related to the upgrade to the special mention category of one commercial real estate loan relationship for a $4.9 million loan secured by a senior housing facility, as well as the upgrade to the pass category of three commercial real estate loan relationships, including a $16.5 million loan secured by a hotel, a $5.0 million loan relationship secured by a hotel/banquet facility, and a $3.1 million loan secured by a senior housing facility. The payoffs/paydowns were primarily related to the partial payoff/refinance and upgrade of an $8.1 million commercial real estate loan relationship, the payoff of a $1.8 million commercial real estate loan and $4.6 million in paydowns on a commercial real estate loan relationship secured by various multi-family properties.

Total special mention loans decreased $9.7 million to $4.9 million at December 31, 2024 from $14.6 million at June 30, 2024 primarily due to the migration to the substandard category from the special mention category of a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties, the payoff of a $1.3 million loan relationship and the upgrade to the pass category of a $3.7 million relationship consisting of $2.4 million in commercial real estate loans and $1.3 million in commercial and industrial loans.

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

Allowance for Credit Losses on Loans

Effective July 1, 2023, the measurement of Current Expected Credit Losses (“CECL”) on loans requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses on loans, as reported in our consolidated statements of condition, is adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-off of loans, net of recoveries. All loan information presented as of June 30, 2023 or a prior date is presented in accordance with previously applicable accounting principles generally accepted in the United States of America (“GAAP”) (the incurred loss method).

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

The following table sets forth activity in our allowance for credit losses on loans and selected ratios for the periods indicated.

	At or for the Six Months ended December 31,		At or for the Fiscal Years Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Allowance at beginning of period	$21,801	$22,469	$22,469	$22,524
Cumulative Effect Adjustment for the Adoption of ASC 326	—	(2,311)	(2,311)	—
Provision for credit losses on loans	(25)	1,575	2,163	—

Charge offs:
Commercial real estate	—	—	—	31
Commercial and industrial	111	345	345	10
Commercial construction	—	—	—	—
Residential mortgages	45	—	118	26
Home equity loans and lines of credit	—	12	12	8
Consumer	100	69	135	158
Total charge-offs	256	426	610	233

Recoveries:
Commercial real estate	—	—	—	—
Commercial and industrial	214	43	73	78
Commercial construction	—	—	—	—
Residential mortgages	—	—	—	66
Home equity loans and lines of credit	—	1	3	14
Consumer	20	11	14	20
Total recoveries	234	55	90	178

Net charge-offs	22	371	520	55

Allowance at end of period	$21,754	$21,362	$21,801	$22,469

Allowance to non-performing loans	414.60%	178.27%	240.92%	126.41%
Allowance to total loans outstanding at the end of the period	1.49%	1.66%	1.60%	1.94%
Net charge-offs (recoveries) to average loans outstanding during the period (1)
Commercial real estate	—%	—%	—%	0.01%
Commercial and industrial	(0.20)%	0.68%	0.31%	(0.07)%
Commercial construction	—%	—%	—%	—%
Residential mortgages	0.01%	—%	0.02%	(0.01)%
Home equity loans and lines of credit	—%	0.02%	0.01%	(0.01)%
Consumer	0.65%	0.49%	0.52%	0.67%
Total	—%	0.06%	0.04%	0.01%
(1)	Annualized for the six months ended December 31, 2024 and 2023.

The allowance to total loans outstanding was 1.49% at December 31, 2024 compared to 1.60% at June 30, 2024. The decrease in the allowance to total loans outstanding was primarily due to improvements in asset quality and economic conditions. The allowance to non-performing loans was 414.60% at December 31, 2024 compared to 240.92% at June 30, 2024. The increase in the allowance to non-performing loans was primarily due to the decrease in non-accrual loans as described in “Non-Performing Assets”.

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

				At June 30,
	At December 31, 2024			2024			2023
		Percent of			Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of		Allowance	Percent of
	Allowance	in Category	Loans in	Allowance	in Category	Loans in		in Category	Loans in
	for Credit	to Total	Each	for Credit	to Total	Each	Allowance	to Total	Each
	Losses on	Allocated	Category to	Losses on	Allocated	Category to	for Loan	Allocated	Category to
	Loans	Allowance	Total Loans	Loans	Allowance	Total Loans	Losses	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$6,125	28.2%	28.5%	$6,468	29.7%	29.7%	$9,274	41.3%	36.6%
Commercial and industrial	2,576	11.8%	7.5%	2,594	11.9%	7.4%	2,961	13.2%	7.6%
Commercial construction	3,366	15.5%	9.0%	3,442	15.8%	8.7%	2,053	9.1%	8.0%
Residential mortgages	7,930	36.5%	47.3%	7,706	35.3%	46.4%	6,222	27.7%	38.3%
Home equity loans and lines of credit	1,185	5.4%	6.5%	1,244	5.7%	6.8%	1,470	6.5%	7.3%
Consumer	572	2.6%	1.2%	347	1.6%	1.0%	489	2.2%	2.2%
Total	$21,754	100.0%	100.0%	$21,801	100.0%	100.0%	$22,469	100.0%	100.0%

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

Our investment policy authorizes us to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government agencies and government-sponsored enterprises, including residential mortgage-backed securities and collateralized mortgage obligations, municipal securities, deposits at the FHLBNY, and corporate debt securities (limited to no more than 10% of total assets and no more than 15% of our capital in any single issuer). We do not engage in any investment hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, or certain types of structured notes.

Debt securities investment accounting guidance requires that, at the time of purchase, we designate a debt security as held to maturity, available for sale, or trading, depending on our ability and intent.

U.S. Treasury Securities. We maintain these investments, to the extent appropriate, for liquidity purposes, at zero risk weighting for capital purposes and as collateral for borrowings.

Mortgage-Backed Securities and Collateralized Mortgage Obligations. We invest in fixed-rate mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued by U.S. Government agencies or government-sponsored enterprises.

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

			At June 30,
	At December 31, 2024		2024		2023
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities available for sale:
U.S. Treasury	$217,412	$216,706	$247,479	$243,549	$396,464	$377,729
Mortgage-backed securities	38,039	36,217	—	—	—	—
Collateralized mortgage obligations	51,498	50,789	—	—	—	—
Municipal obligations	17,782	17,825	13,419	13,416	53,492	53,434
Other debt securities	—	—	212	444	261	504
Total	$324,731	$321,537	$261,110	$257,409	$450,217	$431,667

Securities held to maturity:
Corporate debt securities	$22,000	$18,878	$22,000	$19,157	$20,000	$17,951
Municipal obligations	3,616	3,579	3,352	3,280	3,949	3,793
Total	$25,616	$22,457	$25,352	$22,437	$23,949	$21,744

Equity Securities:
Common stock	$—	$—	$—	$—	$1,040	$2,413

Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at December 31, 2024 are summarized in the following table. Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury	$178,714	3.09%	$38,698	4.32%	$—	—%	$—	—%	$217,412	$216,706	3.31%
Mortgage-backed securities	—	—%	—	—%	—	—%	38,039	4.6%	38,039	36,217	4.61%
Collateralized mortgage obligations	—	—%	3,367	5.70%	22,571	5.58%	25,560	5.1%	51,498	50,789	5.33%
Municipal obligations (1)	12,448	5.35%	5,334	4.99%	—	—%	—	—%	17,782	17,825	5.24%
Total	$191,162		$47,399		$22,571		$63,599		$324,731	$321,537

Securities held to maturity:
Corporate debt securities	$—	—%	$—	—%	$22,000	4.65%	$—	—%	$22,000	$18,878	4.65%
Municipal obligations (1)	2,861	5.63%	755	3.35%	—	—%	—	—%	3,616	3,579	5.15%
Total	$2,861		$755		$22,000		$—		$25,616	$22,457
(1)	The weighted average yields on municipal obligations are calculated on a tax equivalent basis.

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

Deposit Accounts. The substantial majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. We generally request commercial business borrowers to maintain their primary deposit accounts with us. Our policy permits us to access brokered deposits if additional liquidity is necessary and, as of December 31, 2024, we had brokered deposits outstanding of $40.0 million in the certificates of deposit category. At December 31, 2024, we held $439.7 million in municipal deposits, which represented 27.7% of our deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as towns, cities, school districts and other municipalities. We generally solicit their operating and savings accounts and not time-based deposits. Municipal deposit accounts are collateralized by eligible government and government agency securities and municipal obligations, and by FHLBNY letters of credit. We believe that municipal deposits provide a low cost and stable source of funds and we intend to continue to solicit these types of funds.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

				At June 30,
	At December 31, 2024			2024			2023
			Average			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand accounts	$454,296	28.7%	—	$445,328	28.7%	—	$526,119	34.1%	—
Demand accounts	138,427	8.7%	2.32%	157,962	10.2%	1.88%	138,817	9.0%	1.28%
Savings accounts	260,178	16.4%	0.10%	266,274	17.2%	0.07%	297,003	19.3%	0.05%
Money market accounts	558,484	35.2%	3.03%	513,658	33.1%	2.63%	462,935	30.0%	1.90%
Certificates of deposit	174,798	11.0%	3.91%	167,030	10.8%	3.49%	116,977	7.6%	3.14%
Total	$1,586,183	100.0%	2.36%	$1,550,252	100.0%	1.95%	$1,541,851	100.0%	0.93%

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

			At June 30,
	At December 31, 2024		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$808,505	51.0%	$768,396	49.6%	$736,560	47.8%
Business deposits	297,936	18.8%	302,251	19.5%	336,673	21.8%
Municipal deposits	439,742	27.7%	440,277	28.4%	432,082	28.0%
Brokered deposits	40,000	2.5%	39,328	2.5%	36,536	2.4%
Total	$1,586,183	100.0%	$1,550,252	100.0%	$1,541,851	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

		At June 30,
	At December 31, 2024	2024	2023

	(In thousands)
Uninsured deposits, per regulatory requirements	$688,288	$695,526	$688,148
Less: Affiliate deposits	44,051	44,699	44,346
Collateralized deposits	439,742	423,470	415,442
Uninsured deposits, after exclusions	$204,495	$227,357	$228,360

Uninsured deposits after exclusions represents 12.9%, 14.7% and 14.8% of total deposits as of December 31, 2024 and June 30, 2024 and 2023, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credits.

As of December 31, 2024, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 (the FDIC insurance limit) was approximately $19.1 million. The following table sets forth the maturity of these certificates as of December 31, 2024.

At
December 31, 2024
(In thousands)
Maturity Period:
Three months or less	$9,099
Over three through six months	3,161
Over six through twelve months	6,196
Over twelve months	625
Total	$19,081

Borrowings. Our borrowings consist of advances from the FHLBNY. As of December 31, 2024, the Company pledged approximately $672.3 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At December 31, 2024, the maximum amount of funding available from the FHLBNY was $536.1 million, of which $40.0 million was utilized for borrowings and $150.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits, resulting in $346.1 million of available borrowing capacity.

Borrowings outstanding at December 31, 2024 represented FHLBNY advances of $40.0 million with a rate of 4.57% with an original maturity of one year or less.

Subsidiaries

Pioneer Insurance Agency, Inc. Pioneer Insurance Agency, Inc. is a full-service insurance agency offering personal and commercial insurance, including homeowners, automobile and comprehensive business insurance, and works with major national insurance companies as well as specialty markets. Pioneer Insurance Agency, Inc. also offers employee benefits products and consulting services under the name Pioneer Benefits Consulting, including group health, dental, disability and life insurance products and defined contribution and defined benefit administration and human resource management services. Pioneer Insurance Agency, Inc. operates from the Bank’s headquarters in Albany, New York. Expansion into the insurance and employee benefit services business has enabled the Bank to evolve from a traditional depository institution into a full-service financial services organization. All disclosures in this Transition Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Insurance Agency, Inc.

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of the Bank, provides wealth management services to the Bank’s customers in partnership with LPL Financial, a registered broker dealer. The Bank incorporated Pioneer Financial Services, Inc. in 1997. It had $1.2 billion of assets under management at December 31, 2024. Pioneer Financial Services, Inc. operates from the Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this Transition Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

Personnel

As of December 31, 2024, we had 255 full-time employees and 24 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

As a New York-chartered mutual holding company, Pioneer Bancorp, MHC is regulated and subject to examination by the Federal Reserve Board while the NYSDFS is its chartering authority. As a bank holding company, the Company is also regulated and subject to examination by, and required to comply with the rules and regulations of, the Federal Reserve Board. The Company also is subject to the rules and regulations of the SEC under the federal securities laws.

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

Capital Requirements. Under OCC regulations, the Bank is subject to the Basel III capital rules, a comprehensive capital framework for U.S. banking organizations that became effective in January 2015.

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

The Federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of December 31, 2024 the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2024, the Bank exceeded each of its capital requirements.

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

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, the Bank was in compliance with the loan-to-one-borrower limitations.

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

The OCC has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is classified as “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is classified as “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is classified as “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is classified as “significantly undercapitalized” if it has a total risk-

based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is classified as “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2024, the Bank was classified as a “well capitalized” institution.

At each successive lower capital category, a national bank is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, payment of dividends, and acceptance of brokered deposits. Furthermore, if a national bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the OCC and its holding company, if applicable, must guarantee the performance of that plan. Based upon its capital levels, a national bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the OCC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized national bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized national bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized national banks must comply with one or more of a number of additional restrictions, including an order by the OCC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and limitations on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. Critically undercapitalized institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after the institution is determined to be critically undercapitalized.

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

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. As of the date of this Transition Report on Form 10-K, the Bank is not aware of any practice, condition or violation that might lead to termination of its deposit insurance.

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

On October 24, 2023, the OCC, the Federal Reserve Board, and the FDIC issued a final rule to strengthen and modernize the CRA regulations.  Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test.  The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The new CRA regulations are subject to ongoing litigation.

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

Cybersecurity. Banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours after determining that a “computer-security incident” that arises to the level of a “notification incident” has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

The USA PATRIOT Act and the Bank Secrecy Act. The USA PATRIOT Act and the Bank Secrecy Act and their implementing regulations require financial institutions to develop programs to assist U.S. government agencies in detecting and preventing money laundering and terrorist financing activities and to report suspicious activities. The USA PATRIOT Act also gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. In addition, non-compliance with these laws and their implementing regulations could result in fines, penalties and other enforcement measures. We have developed policies, procedures and systems designed to comply with these laws and regulations.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with this requirement at December 31, 2024.

Holding Company Regulation

Federal Holding Company Regulation. Pioneer Bancorp, MHC and the Company are bank holding companies registered with the Federal Reserve Board and are subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Pioneer Bancorp, MHC and the Company and their non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. The Federal Reserve Board must generally approve the acquisition of additional banks or savings associations by bank holding companies.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of December 31, 2024, Pioneer Bancorp, MHC and the Company were not “financial holding companies.”

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

Any company that seeks to acquire “control” within the meaning of the Bank Holding Company Act, and the Federal Reserve Board regulations issued thereunder, must receive the prior approval of the Federal Reserve Board under the Bank Holding Company Act and, upon the acquisition, becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Securities Laws

The Company’s common stock is registered with the SEC. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with the Sarbanes-Oxley Act and its implementing regulations, and the Company will review and document such policies, procedures and systems to ensure continued compliance.

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

TAXATION

Federal Taxation

General. The Company and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five year carryover period that has not been deducted is no longer deductible. At December 31, 2024, the Bank had no capital loss carryovers.

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

ITEM 1A.Risk Factors

Risk Factors Summary

An investment in our common stock involves substantial risks and uncertainties. Stockholders should carefully consider all of the information in this section. The most significant risks include the following:

Risks Related to Changes in Macroeconomic Conditions, Interest Rates and Inflation

●	Our business may be adversely affected by economic downturns in our market area and the national economy.
●	Changes in interest rates may reduce our profits.
●	Inflation can have an adverse impact on our business and on our customers.
●	Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
●	Changes in market conditions, changes in discount rates, changes in mortality assumptions or lower returns on assets may increase required contributions to, and costs associated with, our tax-qualified defined benefit plan in future periods.
●	Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Risks Related to Lending

●	Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.
●	A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.
●	We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential mortgage loans.
●	Our allowance for credit losses on loans may not be sufficient to absorb losses in our loan portfolio.
●	If our non-performing assets increase, our earnings will be adversely affected.
●	A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Risks Related to Legal, Regulatory, Fraud and Compliance Matters

●	We are subject to fraud and compliance risk.
●	We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.
●	We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations.
●	Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations will subject us to fines or sanctions.
●	Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.
●	Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
●	We are subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties.
●	The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.
●	We are subject to environmental liability risk associated with lending activities.

●	Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.

Risks Relating to Accounting Matters

●	Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
●	Changes in accounting standards could affect reported earnings.
●	The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements has increased and will continue to increase our expenses.

Risks Related to Liquidity

●	A lack of liquidity could adversely affect our financial condition and results of operations.
●	Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.
●	Certain events involving the failure of financial institutions may adversely affect our business.

Risks Related to Our Insurance and Wealth Management Businesses

●	Conditions in insurance markets could adversely affect our earnings.
●	Involvement in wealth management creates risks associated with the industry

Risks Related to Operations

●	Strong competition within our market area may reduce our profits and slow growth.
●	We use a mortgage banking company to originate residential mortgage loans.
●	Our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.
●	We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.
●	We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.
●	Our success depends on attracting and retaining certain key personnel.
●	Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
●	Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
●	We are a community financial institution and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
●	Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.
●	The risks presented by acquisitions could adversely affect our financial condition and results of operations.

Risks Relating to Ownership of Our Common Stock

●	Pioneer Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.
●	Our common stock is not heavily traded, and the stock price may fluctuate significantly.
●	Federal Reserve Board regulations and policy effectively prohibit Pioneer Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.
●	Various factors may make takeover attempts more difficult to achieve.

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

Economic conditions in our primary market continue to be impacted by the inflationary and high interest rate environment. Any further deterioration in economic conditions could result in a material adverse effect on our business, financial condition, liquidity and results of operations. Further, we have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability. At December 31, 2024, approximately $1.3 billion, or 91.3%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market, the Capital Region of New York and surrounding markets. Declines in real estate values in the Capital Region of New York and surrounding markets as a result of unemployment, inflation, changes in tax laws, a recession or other factors outside our control could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses on loans to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

During 2022 and 2023, the Federal Reserve Board in order to combat high inflation increased the Fed Funds target range multiple times to a target range of 5.25% to 5.50% as of June 30, 2024. Subsequently during the six months ended December 31, 2024 the Federal Reserve Board decreased the Fed Funds target range multiple times to its current target range of 4.25% to 4.50% as of December 31, 2024. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income. Decreases in interest rates can also result in interest rates we receive on our loans and investments decreasing faster than the interest rates on deposits, causing our interest rate spread to decrease, which would have a negative effect on our net interest income and profitability. Conversely, increases in interest rates can result in interest rates on our deposits increasing faster than the interest rates we receive on our loans and investments, causing our interest rate spread to decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

If interest rates do decrease, we expect that our net portfolio value of equity would increase. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At December 31, 2024 and assuming a 200 basis points decrease in market interest rates, we estimate that our net portfolio value would increase by $66.1 million, or 23.1%. Additionally, at December 31, 2024, and assuming a 200 basis points increase in market interest rates, we estimate that our net portfolio value would decrease by $53.1 million, or 18.6%.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. As a result of sustained inflationary pressures, the Federal Reserve Board increased the federal funds rate to a target range of 5.25% to 5.50% as of June 30, 2024. Subsequently during the six months ended December 31, 2024 the Federal Reserve Board decreased the Fed Funds target range multiple times to its current target range of 4.25% to 4.50% as of December 31, 2024. The Federal Reserve Board also plans to continue to reduce the size of its balance sheet in 2025. To the extent these interventions do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2024, we had approximately $303.7 million invested in U.S. government, U.S. government agency obligations and Government-sponsored enterprises obligations. The 2024 downgrade by Fitch Rating Services to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, instability in the U.S. political, credit and financial market conditions may increase our future borrowing costs.

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

Our loan portfolio includes commercial real estate loans, primarily loans secured by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties. At December 31, 2024, our commercial real estate loans totaled $414.8 million, or 28.5%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business. Continued uncertainty or weakness in economic conditions may impair a borrower's business operations and lead to existing lease turnover. Vacancy rates for retail, office and industrial space may increase, which could result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans, especially in industries that have been particularly adversely impacted by long-term work-from-home arrangements, including retail stores, hotels and office buildings, for example. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, the physical condition of non-owner occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate loans increase, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.

At December 31, 2024, $108.5 million, or 7.5% of our total loan portfolio, was comprised of commercial and industrial loans and lines of credit to a variety of small and medium-sized businesses in our market area collateralized by general business assets including, among other things, accounts receivable and inventory, and we may augment this collateral with additional liens on real property. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. For loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate or individual business activities of our commercial customers could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential mortgage loans.

We originate and purchase commercial construction loans primarily to developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to finance infrastructure improvements. We also provide commercial construction loans to local developers for the construction of one- to four-family residential developments, and originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure. At December 31, 2024, commercial construction loans were $131.0 million, or 9.0% of our total loan portfolio. We also had undrawn amounts on the commercial construction loans totaling $80.6 million at December 31, 2024. The primary credit risks associated with construction lending are underwriting risks, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed project. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects.

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

We maintain an allowance for credit losses on loans, which is established through a provision for credit losses that represents management’s best estimate of credit losses within our existing portfolio of loans. We make various assumptions and judgments about the collectability of loans in our portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for credit losses on loans, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, or if certain intervening events occur (like fraud by a customer or a pandemic), our allowance for credit losses on loans may not be sufficient to cover losses in our loan portfolio, and adjustments may be necessary to address different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase our provision for credit losses. In addition, banking regulators periodically review our allowance for credit losses on loans and may require us to increase our provision for credit losses or recognize additional loan charge-offs. Material additions to the allowance for credit losses on loans would materially decrease our net income and would adversely affect our business, financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2024, our non-performing assets, which consist of non-performing loans and other real estate owned, were $5.2 million, or 0.27% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

We purchase commercial real estate loan participations, commercial and industrial loan participations, and commercial construction loan participations (loans made by a group of lenders, including us, who share or participate in a specific loan) secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets. Loan participations may have a higher risk of loss than loans we originate because we rely in part on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2024, there were $23.4 million commercial construction, $2.3 million commercial real estate and no commercial and industrial loan participations outside our market area. At December 31, 2024, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

We are susceptible to fraudulent activity committed against us or our clients, which has and may continue to result in negative impacts to the Company which may include, but are not limited to, financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation, governmental and regulatory sanctions and penalties, or damage to our reputation. We have experienced fraudulent activities that are adversely impacting our current financial performance and results of operations. See “Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” and “Item 3 – Legal Proceedings,” for further details on these fraudulent activities and their impacts.

We are also subject to fraud and compliance risk, and have experienced fraudulent activities in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals.

While we maintain a system of internal controls and other measures to mitigate against such risks, there can be no assurance that fraudulent incidents or losses will not occur again or that such acts will be detected in a timely manner. If we fail to prevent or detect any such occurrence, or if any resulting loss is not insured, exceeds applicable insurance limits or if the insurance companies dispute or deny coverage, it could have a material adverse effect on our business, financial condition and results of operations. With respect to the fraud described in “Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” and the proceedings described in “Item 3 – Legal Proceedings,” our insurance carriers have (a) denied coverage with respect to some of the claims, (b) accepted coverage, subject to certain conditions, with respect to some of the claims, and (c) sought additional information from the Company in order to further evaluate coverage. Costs related to the proceedings described in these two sections have exceeded the applicable limits and deductibles of our insurance policies. Further, though certain legal fees and expenses associated with these proceedings have been borne by our insurance carriers, up to applicable coverage limits and deductibles, such limits and deductibles have been met and/or exceeded, and we do not expect to recognize any additional insurance recoveries related to these claims. Because the amounts and timing of such legal fees and litigation-related expenses are inherently difficult to predict, there can be no assurance that legal fees and litigation-related expenses incurred by us in these proceedings will not continue to materially exceed the applicable insurance coverage limits and deductibles.

We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.

The Company and the Bank are involved in a variety of litigation and other proceedings. See “Item 3 – Legal Proceedings,” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” for details. We are prosecuting and defending these lawsuits and other proceedings vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. The ultimate outcome of any such proceedings cannot be predicted with any certainty. It also remains possible that other private parties or governmental authorities will pursue additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Pioneer Parties (each as defined below). The Company’s and the Bank’s legal fees, costs and expenses related to these actions are significant and are expected to continue to be significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These future costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In addition, it is inherently difficult to assess the outcome of these matters, and we may not prevail in such proceedings or litigation. Any such legal or regulatory actions will subject us to substantial compensatory or punitive damages, significant fines, sanctions, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Our involvement in any such matters, whether tangential or otherwise, and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management’s attention from the operation of our business.  In view of the inherent difficulty of predicting the outcome of such matters, we cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. We establish an accrued liability when those matters present loss contingencies that are both probable and estimable. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. As a result, the ultimate outcome of our legal or regulatory actions could have a material adverse effect on the Company’s financial condition and results of operations. See “Item 3 – Legal Proceedings,” for details.

We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations.

As described above in the section captioned “Supervision and Regulation”, we are subject to extensive regulation, supervision and examination by our banking regulators, the OCC, the FDIC, and the Federal Reserve Board. Since its conversion to a national bank in 2024, the Bank is also subject to new and potentially heightened examination and reporting requirements that may increase our costs of operations and compliance. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for the protection of our stockholders. In addition, as described above, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations. The various regulatory agencies with supervisory authority over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer compliance, credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality, interest rate risk, management, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines, restrictions and limitations on our operations, and other possible sanctions if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. For example, if it is determined that we have failed to operate according to the regulations, policies and directives of our regulators, we would be subject to sanctions for non-compliance, including seizure of the property and business of the Bank and suspension or revocation of our charter. In addition, our regulators may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted our business in an unsafe or unsound manner, or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, if it is determined that we have engaged in an unfair or deceptive act or practice, our regulators may issue an order to cease and desist and impose a fine us. New York consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes. It is possible that regulators may impose any or all of these sanctions if they determine that we have failed to comply with applicable laws or regulations.

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

Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision and examination by the OCC, the FDIC, and the Federal Reserve Board. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for credit losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including (i) the legislative priorities of the U.S. Congress and the presidential administration, (ii) priorities and actions of the OCC, the FDIC and CFPB, and the Federal Reserve Board, (iii) implications resulting from our competitors and other marketplace participants and (iv) changing consumer behavior. Although the new U.S. presidential administration may deemphasize the focus on financial regulation, state regulators, including attorneys general, may seek to fill a perceived void. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the OCC, the FDIC, and the CFPB govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve Board impact us significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict.

Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

The monetary policies of the Federal Reserve Board may be affected by certain policy initiatives of the new presidential administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the Federal Reserve Board may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the new presidential administration’s policy changes and their impact on the policies of the Federal Reserve Board, as well as our business and financial results, are uncertain at this time.

We are subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau (“CFPB”), the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including paying damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 137.6% of our total capital at December 31, 2024. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance if in the future our concentration levels increased and that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, for us to predict how climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolio. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing periodic reports we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management includes the items discussed in the proceedings described in “Item 3 – Legal Proceedings,” “Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities,” and the items described in our “Critical Accounting Policies and Estimates,” our evaluation of the legal remedies available to the Bank related to the potentially fraudulent activities and our evaluation of the adequacy of our allowance for credit losses on loans.

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

As a result of the completion of our initial public offering, we became a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Beginning with this report, our independent registered public accounting firm is now required to annually attest to the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. These obligations have increased our operating expenses and could divert our management’s attention from our operations.

Risks Related to Liquidity

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to gather deposits, make investments and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund our operations and pay our obligations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by external factors such as changes in interest rates, local and national economic conditions, the availability and attractiveness of alternative investments, and perceptions of the stability of the financial services industry generally and of our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve Board, or regulatory actions that decrease customer access to particular products. Demand for deposits has also been adversely affected by the negative impact of bank failures and associated decrease in customer confidence in the safety and soundness of regional banks. If customers continue to move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made by us to the rates we offer on deposits to remain competitive with other financial institutions may also adversely affect our profitability and liquidity.

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

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2024, $439.7 million, or 27.7% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the FHLBNY and investment securities. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn in a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our liquidity, business, financial condition and results of operations.

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

Certain events involving the failure of financial institutions may adversely affect our business.

The bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. Developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in the failure of those institutions resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These rapid bank failures have also highlighted risks associated with advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media, and increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. These events may also result in increased regulatory scrutiny, changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material adverse impact on our business. Notwithstanding our management’s belief that our liquidity and capitalization are sufficient to meet our requirements and applicable regulatory standards, large deposit outflows could materially and adversely affect our financial condition and results of operations.

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

Due to strong competition, our insurance business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful insurance agencies. Many of our competitors have greater resources than we have. Our ability to successfully attract and retain clients is dependent upon our ability to compete with competitors’ insurance products, client services and marketing and distribution capabilities. In addition, our insurance operations are dependent on a small number of established insurance professionals, whose departure could result in the loss of a significant number of client accounts. Our insurance revenues and profitability may also be adversely affected by regulatory developments impacting healthcare and insurance markets.

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

Risks Related to Operations

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

We use a mortgage banking company to originate residential mortgage loans.

We have used a third-party mortgage banking company, Homestead Funding Corp., to underwrite, process and close our residential mortgage loans since January 2016. We use this mortgage banking company in order to offer our customers this loan product without the expense of maintaining and operating an in-house residential mortgage loan department. At December 31, 2024, residential mortgage loans acquired from the mortgage banking company totaled $618.8 million, or 42.49%, of our total loans receivable. Should we discontinue this relationship or otherwise be unable to use this mortgage banking company in the future, our ability to purchase residential mortgage loans may be disrupted unless we are able to find a suitable replacement or develop the capability to originate residential mortgage loans in-house through our lending staff. Should we add more staff in such an event, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending program is disrupted.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of December 31, 2024, we have not elected the community bank leverage ratio framework and accordingly the Basel III capital requirements remain applicable.

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

Our operations depend upon our ability to protect our computer systems and network infrastructure against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from cybersecurity attacks and other security problems, including security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology, establish operational procedures designed to prevent such damage, including cybersecurity controls, our security measures may not be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations. We face potential heightened cybersecurity risks as people continue to work from home, including our customers, our employees and the employees of our vendors. While we have implemented appropriate safeguards to protect our employees from potential cybersecurity threats while they work from home, these security measures may not be successful.

Threats to the security of our networks and data, as described above, continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world. In response to these threats there has been heightened regulatory focus on data privacy and cybersecurity from our banking regulators and as a result, we must comply with an evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.

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

The risks presented by acquisitions could adversely affect our financial condition and results of operations.

The business strategy of the Company has included and may continue to include growth through acquisition. Any acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks may include, among other things, exposure to potential asset quality issues of the acquired business, potential exposure to unknown or contingent liabilities of the acquired business, difficulties integrating operations and personnel and potential loss of key employees, our ability to realize anticipated cost savings, and the inability to maintain uniform standards, policies, procedures and controls.

We cannot provide any assurance that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome these risks could have an adverse effect on the achievement of our business strategy and results of operations.

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

Vendor due diligence is performed for all third parties with access to the Company’s information assets to ensure such parties maintain effective cybersecurity practices in accordance with the Company’s vendor management program. The Company performs ongoing monitoring, including the review of information security and cybersecurity practices, of third parties using a risk-based approach to determine the extent and frequency of periodic assessments. Annual cybersecurity assessments are conducted by the Company’s information technology team on its information systems using industry-standard guidelines and tools.

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

The ISSC includes members of management with specific cybersecurity expertise, including the Senior Vice President (“SVP”) – Information Technology. The SVP – Information Technology, is a Certified Community Banker Technology Officer, has 20 years of experience in the information technology field, and is responsible for overseeing the development and implementation the Company’s information security systems.

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

ITEM 2.Properties

The following table sets forth information regarding our offices as of December 31, 2024.

	Leased or	Year Acquired
Location	Owned	or Leased

Main Office:
652 Albany Shaker Road, Albany, NY 12211	Owned (1)	2016

Other Properties:
21 Second Street, Troy, NY 12180	Leased	2016
531 Troy-Schenectady Road, Latham, NY 12110	Owned	2008
2000 Second Avenue, Watervliet, NY 12189	Leased	2017
1828 Altamont Avenue, Schenectady, NY 12305	Owned	2012
1208 Route 146, Clifton Park, NY 12065	Leased	1995
10 Kendall Way, Malta, NY 12020	Owned	2016
78 Main Avenue, Wynantskill, NY 12198	Owned	2014
712 Hoosick Street, Brunswick, NY 12180	Owned	2015
329 Glenmont Road, Glenmont, NY 12077	Leased	2014
142 Saratoga Avenue, Waterford, NY 12188	Owned	2015
1770 Central Avenue, Albany, NY 12205	Leased	2019
602 North Greenbush Road, Rensselaer, NY 12144	Leased	2017
90 State Street, Albany, NY 12207	Leased	2013
1881 Western Avenue, Albany, NY 12203	Owned	2018
184 Delaware Avenue, Delmar, NY 12054	Owned	2010
843 Route 146, Clifton Park, NY 12065	Leased	2012
426 State Street, Schenectady, NY 12305	Leased	2014
440 Main Street, Cairo, NY 12413	Owned	2016
11565 NY‑32, Greenville, NY 12083	Leased	2016
739 Upper Glen Street, Queensbury, NY 12804	Leased	2017
100 Mohawk Street, Cohoes, NY 12047	Owned	2017
1 Hudson City Centre, Hudson, NY 12534	Leased	2023
(1)	The property is subject to a ground lease.

The Company and the Bank maintain their executive offices as well as an operations center, customer call center and a retail banking center at the main office. The Bank operates 22 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties, as well as a wealth management office in Columbia County in New York. We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. For more information on the Company’s properties, see Notes 2, 7 and 18 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Transition Report.

ITEM 3.Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company has been listed on The Nasdaq Capital Market under the symbol “PBFS” since July 18, 2019. At March 6, 2025, the Company had approximately 866 stockholders of record.

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

There were no sales of unregistered securities during the six month transition period ended December 31, 2024.

The following table reports information regarding repurchases by the Company of its common stock in each month of the three months ended December 31, 2024:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased	Share	Programs	Programs (1)
October 1 through October 31, 2024	163,200	$11.04	163,200	914,908
November 1 through November 30, 2024	9,800	11.17	9,800	905,108
December 1 through December 31, 2024	-	-	-	905,108
Total	173,000	$11.05	173,000	905,108

(1)	On May 21, 2024, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,298,883 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

ITEM 6.[Reserved]

Not Applicable.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived in part from the audited consolidated financial statements that appear beginning on page 75 of this Transition Report on Form 10-K. Please read the information in this section in conjunction with the business and financial information regarding the Company, the Bank and the audited consolidated financial statements that appear starting on page 75 of this Transition Report on Form 10-K.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, and insurance and wealth management services income. Our non-interest income also includes litigation-related income, net gain or losses on equity securities, net gain or losses on sales and calls of available for sale securities, other gains and losses, and miscellaneous income.

Non-Interest Expense. Our non-interest expenses consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, insurance premiums, federal deposit insurance premiums, professional fees, and other general and administrative expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for worker’s compensation and disability insurance, health insurance, retirement plans and other employee benefits, as well as commissions, share-based compensation and other incentives.

Net occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes, net gain or loss on disposal or impairment of premises and equipment, and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets or the expected lease terms, if shorter.

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

Select Financial Data

The following tables set forth selected historical financial and other data for the Company on a consolidated basis at and for the dates indicated.

		At June 30,
	At December 31, 2024	2024	2023

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,979,730	$1,895,404	$1,856,191
Cash and cash equivalents	96,521	165,190	150,478
Securities available for sale	321,537	257,409	431,667
Securities held to maturity	25,400	25,090	23,949
Equity securities	—	—	2,413
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	5,283	3,546	1,196
Net loans receivable	1,434,575	1,344,069	1,144,169
Premises and equipment, net	35,480	40,105	41,617
Bank-owned life insurance	15,956	16,009	16,322
Deposits	1,586,183	1,550,252	1,541,851
Shareholders’ equity	304,553	296,528	266,700

	For the Six Months Ended December 31,		For the Fiscal Year Ended June 30,
	2024	2023	2024	2023

	(In thousands except for per share amounts)
Selected Operating Data:
Interest and dividend income	$48,832	$41,642	$88,316	$71,033
Interest expense	13,362	9,659	21,803	5,492
Net interest income	35,470	31,983	66,513	65,541
Provision for credit losses	220	1,870	2,700	—
Net interest income after provision for credit losses	35,250	30,113	63,813	65,541
Noninterest income	8,809	8,409	16,330	14,148
Noninterest expense	31,648	30,199	60,734	51,834
Income before income taxes	12,411	8,323	19,409	27,855
Income tax expense	2,811	1,712	4,149	5,907
Net income	9,600	6,611	15,260	21,948
Earnings per share (basic and diluted)	$0.38	$0.26	$0.61	$0.87

	At or For the Six Months Ended December 31,		At or For the Fiscal Year Ended June 30,
	2024	2023	2024	2023

Performance Ratios:
Return on average assets (1)	0.99%	0.70%	0.80%	1.15%
Return on average equity (1)	6.31%	4.80%	5.42%	8.73%
Interest rate spread (1) (2)	3.14%	3.01%	3.01%	3.50%
Net interest margin (1) (3)	3.99%	3.71%	3.78%	3.72%
Non-interest expenses to average assets (1)	3.28%	3.19%	3.18%	2.71%
Efficiency ratio (4)	71.47%	74.76%	73.31%	65.05%
Average interest-earning assets to average interest-bearing liabilities	158.84%	164.48%	161.98%	170.32%

Capital Ratios (5):
Average equity to average assets	15.74%	14.55%	14.77%	13.16%
Total capital to risk weighted assets	19.24%	19.57%	19.66%	20.11%
Tier 1 capital to risk weighted assets	17.99%	18.31%	18.40%	18.85%
Common equity Tier 1 capital to risk weighted assets	17.99%	18.31%	18.40%	18.85%
Tier 1 capital to average assets	12.07%	11.30%	11.65%	11.47%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	1.49%	1.66%	1.60%	1.94%
Allowance for credit losses as a percentage of non-performing loans	414.60%	178.27%	240.92%	126.41%
Net charge-offs to average outstanding loans during the period (1)	—%	0.06%	0.04%	0.01%
Non-performing loans as a percentage of total loans	0.36%	0.93%	0.66%	1.53%
Non-performing loans as a percentage of total assets	0.27%	0.65%	0.48%	0.96%
Total non-performing assets as a percentage of total assets	0.27%	0.65%	0.49%	0.96%

Other:
Number of offices	23	23	23	22
Number of full-time equivalent employees	272	262	270	256
(1)	Annualized for the six month periods ended December 31, 2024 and 2023.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the periods.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(5)	Capital ratios are for the Bank.

Recent Developments

Change in Fiscal Year End

On October 15, 2024, the board of directors of the Company approved an amendment to Article VI, Section 5 of its Bylaws to change its fiscal year end from June 30 to December 31. Accordingly, we are filing this Transition Report on Form 10-K for the six month transition period ended December 31, 2024, including audited consolidated financial statements for the six months ended December 31, 2024.

Completion of Pioneer Commercial Bank Merger

On September 16, 2024, the OCC approved the Commercial Bank Merger. The Commercial Bank Merger closed on October 1, 2024. Following the completion of the Commercial Bank Merger, Pioneer Bank now directly offers full municipal deposit banking services which were previously provided through Pioneer Commercial Bank.

Mann Entities Related Fraudulent Activity

During the first fiscal quarter of 2020 (the quarter ended September 30, 2019), the Company became aware of potentially fraudulent activity associated with transactions by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”) had numerous accounts with the Bank. The transactions in question related both to deposit and lending activity with the Mann Entities. For additional details regarding legal proceedings and related matters see “Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable diversified financial institution focused on our relationship-based model of creating customer advocacy by way of our highly engaged employees, which we believe will result in growth through new customer acquisition, deepened existing customer relationships, and further market penetration.  At Pioneer, we are “More Than a Bank” which means that we are focused on growing our broad range of financial products and services for individual, business and municipal customers by continuing to expand our banking, insurance, consulting, and wealth management businesses.  We are fully grounded in the belief the future of financial services relies heavily on providing an unparalleled level of personal service and a comprehensive approach to our customer’s finances. Our sales enablement strategy reflects that approach and through this client-centric endeavor, we bring our products, services, and expertise to our customers in a seamless and efficient manner. We distinguish ourselves by maintaining the culture of a local community financial institution, emphasizing an engaged workforce, creating positive community impact all while offering a full range of comprehensive financial products and services, in a consultative approach. We believe that we have a competitive advantage in the markets we serve because of our over 130-year history in the community, our knowledge of the local marketplace and our long-standing reputation for providing superior, relationship-based customer service.  The following are the key elements of our business strategy:

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

Continue our emphasis on commercial customer acquisition, with a targeted focus on commercial lending while maintaining an appropriate balance in the overall loan portfolio. We view the long term growth of our commercial loan portfolio, consistent with safe and sound underwriting practices, as a means of increasing our interest income and establishing relationships with local businesses. These relationships will offer a recurring and we believe broader source of fee income through commercial deposits, commercial insurance and employee benefits products and consulting. We generally require that commercial borrowers establish a commercial deposit account with us, which assists our efforts to grow core deposits and cross-sell our other products and services. Our focus on commercial lending also has the benefits of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. However, we will continue to maintain an appropriate balance in the overall loan portfolio between our commercial and non-commercial loans to diversify our credit risk. Through our strategic partnership with the Mortgage Banking Company, we are able to decide whether we want to purchase residential mortgage loans originated by the Mortgage Banking Company for our portfolio. During the six months ended December 31, 2024, we strategically increased our portfolio of non-commercial loans, in part to take advantage of the higher interest rate environment, through the purchases of residential mortgage loans, increasing that portfolio by $55.8 million or 8.8% as compared to June 30, 2024.

Diversify our products and services to increase non-interest income. Our strategy includes further expansion of our customer base, deepening relationships and a focus on non-interest income by growing our financial services businesses. We sell commercial and personal insurance products and provide employee benefits products and services through our wholly-owned subsidiary, Pioneer Insurance Agency, Inc., which we acquired in 2016, and grew with our acquisition of Capital Region Strategic Employee Benefits Services, LLC employee benefits and consulting business in 2017. We entered into the wealth management services business by establishing Pioneer Financial Services, Inc. in 1997 as a wholly-owned subsidiary of the Bank (which operates under the name Pioneer Wealth Management). We substantially grew our wealth management services business with the acquisitions of Ward Financial Management, LTD’s business in 2018, three wealth management practices’ businesses in fiscal year 2022 and Hudson Financial, LLC’s business in fiscal year 2024. At December 31, 2024, Pioneer Financial Services, Inc. had $1.2 billion of assets under management. We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may further increase our non-interest income, and also to cross-sell our banking services and products to customers and clients of Pioneer Insurance Agency, Inc. and Pioneer Financial Services, Inc. We intend to consider future acquisition opportunities to expand our insurance, wealth management or other complementary financial services businesses.

Selective Acquisition Growth. While organic growth is a consistent and focused strategy for us, our strategy to continue to grow may include acquisitions. Selective acquisitions may be a part of our strategy to be able to gain immediate access to new markets and customer base and to be able to diversify our products and services. Selective acquisitions also provides us the ability to expand revenue opportunities, create synergies and access to new lines of business, technology, and expertise that might be difficult or costly to develop internally.

Increase our Share of Lower-Cost Core Deposits. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-sell the products and services of our complementary subsidiaries. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities located in our market area. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. At December 31, 2024, core deposits comprised 89.0% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.3 million, or 6.0%, assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Six Months Ended December 31,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,399,105	$41,773	6.01%	$1,206,348	$34,255	5.71%
Securities	298,032	4,909	3.29%	438,324	5,169	2.35%
Interest-earning deposits	81,934	2,150	5.27%	80,069	2,218	5.57%
Total interest-earning assets	1,779,071	48,832	5.52%	1,724,741	41,642	4.85%
Non-interest-earning assets	136,471			152,212
Total assets	$1,915,542			$1,876,953

Interest-bearing liabilities:
Demand deposits	$143,595	$1,671	2.32%	$152,007	$1,397	1.83%
Savings deposits	261,337	137	0.10%	280,822	93	0.07%
Money market deposits	549,880	8,347	3.03%	471,664	5,658	2.39%
Certificates of deposit	144,255	2,818	3.91%	116,404	1,894	3.25%
Total interest-bearing deposits	1,099,067	12,973	2.36%	1,020,897	9,042	1.76%
Borrowings and other	21,006	389	3.71%	27,693	617	4.47%
Total interest-bearing liabilities	1,120,073	13,362	2.38%	1,048,590	9,659	1.84%
Non-interest-bearing deposits	461,270			508,361
Other non interest-bearing liabilities	32,604			46,942
Total liabilities	1,613,947			1,603,893
Total shareholders’ equity	301,595			273,060
Total liabilities and shareholders’ equity	$1,915,542			$1,876,953
Net interest income		$35,470			$31,983
Net interest rate spread (1)			3.14%			3.01%
Net interest-earning assets (2)	$658,998			$676,151
Net interest margin (3)			3.99%			3.71%
Average interest-earning assets to interest-bearing liabilities	158.84%			164.48%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Fiscal Year Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,265,455	$72,378	5.72%	$1,059,250	$55,231	5.21%
Securities	382,258	9,750	2.55%	526,460	9,875	1.88%
Interest-earning deposits	113,092	6,188	5.47%	176,965	5,927	3.35%
Total interest-earning assets	1,760,805	88,316	5.02%	1,762,675	71,033	4.03%
Non-interest-earning assets	146,575			146,677
Total assets	$1,907,380			$1,909,352

Interest-bearing liabilities:
Demand deposits	$167,498	$3,153	1.88%	$175,227	$968	0.55%
Savings deposits	275,317	199	0.07%	315,536	116	0.04%
Money market deposits	493,187	12,968	2.63%	450,969	2,979	0.66%
Certificates of deposit	124,632	4,352	3.49%	68,911	557	0.81%
Total interest-bearing deposits	1,060,634	20,672	1.95%	1,010,643	4,620	0.46%
Borrowings and other	26,399	1,131	4.28%	24,284	872	3.59%
Total interest-bearing liabilities	1,087,033	21,803	2.01%	1,034,927	5,492	0.53%
Non-interest-bearing deposits	494,916			584,762
Other non interest-bearing liabilities	43,758			38,394
Total liabilities	1,625,707			1,658,083
Total shareholders’ equity	281,673			251,269
Total liabilities and shareholders’ equity	$1,907,380			$1,909,352
Net interest income		$66,513			$65,541
Net interest rate spread (1)			3.01%			3.50%
Net interest-earning assets (2)	$673,772			$727,748
Net interest margin (3)			3.78%			3.72%
Average interest-earning assets to interest-bearing liabilities	161.98%			170.32%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six Months Ended December 31,			Fiscal Year Ended June 30,
	2024 vs. 2023			2024 vs. 2023
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$5,667	$1,851	$7,518	$11,448	$5,699	$17,147
Securities	(3,783)	3,523	(260)	(3,126)	3,001	(125)
Interest-earning deposits	124	(192)	(68)	(2,631)	2,892	261
Total interest-earning assets	2,008	5,182	7,190	5,691	11,592	17,283

Interest-bearing liabilities:
Demand deposits	(208)	482	274	(45)	2,230	2,185
Savings deposits	(18)	62	44	(16)	99	83
Money market deposits	1,029	1,660	2,689	304	9,685	9,989
Certificates of deposit	500	424	924	743	3,052	3,795
Total interest-bearing deposits	1,303	2,628	3,931	986	15,066	16,052
Borrowings and other	(134)	(94)	(228)	81	178	259
Total interest-bearing liabilities	1,169	2,534	3,703	1,067	15,244	16,311

Change in net interest income	$838	$2,649	$3,487	$4,624	$(3,652)	$972

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Total Assets. Total assets of $1.98 billion at December 31, 2024 increased $84.3 million, or 4.4%, from $1.90 billion at June 30, 2024. The increase was due primarily to an increase of $90.5 million, or 6.7%, in net loans receivable and an increase of $64.1 million, or 24.9% in securities available for sale, offset in part by a decrease of $68.7 million, or 41.6%, in cash and cash equivalents.

Cash and Cash Equivalents. Total cash and cash equivalents of $96.5 million at December 31, 2024, decreased $68.7 million, or 41.6%, from $165.2 million at June 30, 2024. The decrease was primarily due to an asset allocation shift of using cash to fund higher yielding net loans receivable and securities available for sale.

Securities Available for Sale. Total securities available for sale of $321.5 million at December 31, 2024 increased $64.1 million, or 24.9%, from $257.4 million at June 30, 2024. The increase was primarily due to purchases of $140.2 million, offset in part by maturities, paydowns, calls and sales of $78.0 million during the six months ended December 31, 2024.

Securities Held to Maturity. Total securities held to maturity of $25.4 million at December 31, 2024 increased $300,000, or 1.2%, from $25.1 million at June 30, 2024. The increase was primarily due to purchases of $3.1 million, offset in part by maturities of $2.8 million during the six months ended December 31, 2024.

Net Loans Receivable. Net loans receivable of $1.43 billion at December 31, 2024 increased $90.5 million, or 6.7%, from $1.34 million at June 30, 2024. By loan category, residential mortgage loans increased by $55.8 million, or 8.8%, to $689.6 million at December 31, 2024 from $633.8 million at June 30, 2024, commercial construction loans increased by $12.6 million, or 10.6%, to $131.0 million at December 31, 2024 from $118.4 million at June 30, 2024,  commercial real estate loans increased by $8.6 million, or 2.1%, to $414.8 million at December 31, 2024 from $406.2 million at June 30, 2024, commercial and industrial loans increased by $7.3 million, or 7.2%, to $108.5 million at

December 31, 2024 from $101.2 million at June 30, 2024, consumer loans increased by $4.1 million, or 29.7%, to $17.6 million at December 31, 2024 from $13.5 million at June 30, 2024 and home equity loans and lines of credit increased by $2.1 million, or 2.3%, to $94.9 million at December 31, 2024 from $92.8 million at June 30, 2024.

The increase in residential mortgage loans was primarily related to the Bank’s relationship with the third-party Mortgage Banking Company which facilitated an increase in residential mortgage loan volume, despite the higher interest rate environment. The increase in commercial construction, commercial real estate and commercial and industrial loans was due to loan funding outpacing loan payoffs. The increase in consumer loans was due to the purchase of $5.0 million in unsecured consumer loans during the six months ended December 31, 2024.

Deposits. Total deposits of $1.59 billion at December 31, 2024 increased $35.9 million, or 2.3%, from $1.55 billion at June 30, 2024. By deposit category, money market accounts increased by $44.8 million, or 8.7%, to $558.5 million at December 31, 2024 from $513.7 million at June 30, 2024, non-interest-bearing demand accounts increased by $9.0 million, or 2.0%, to $454.3 million at December 31, 2024 from $445.3 million at June 30, 2024 and certificate of deposits increased by $7.8 million, or 4.7%, to $174.8 million at December 31, 2024 from $167.0 million at June 30, 2024, offset in part by a decrease in demand accounts of $19.6 million, or 12.4%, to $138.4 million at December 31, 2024 from $158.0 million at June 30, 2024 and a decrease in savings accounts of $6.1 million, or 2.3%, to $260.2 million at December 31, 2024 from $266.3 million at June 30, 2024. The increase in money market accounts was primarily due to growth in municipal and commercial deposits and migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The increase in non-interest-bearing demand accounts was primarily related to growth in municipal and commercial deposits. The increase in certificates of deposit was primarily due to migration of funds from non-interest-bearing demand, savings and other lower rate interest-bearing accounts. The decreases in demand accounts and savings accounts were primarily related to migration of funds to higher interest-bearing accounts.

Borrowings from Federal Home Loan Bank of New York. Borrowings from FHLBNY of $40.0 million at December 31, 2024 increased by $40.0 million, from none at June 30, 2024. At December 31, 2024 borrowings consisted of FHLBNY advances with original maturities of one year or less.

Total Shareholders’ Equity. Shareholders’ equity of $304.6 million at December 31, 2024 increased $8.0 million, or 2.7%, from $296.5 million at June 30, 2024 primarily as a result of net income of $9.6 million and an increase in accumulated other comprehensive income of $601,000, partially offset by the repurchase of common stock of $3.1 million.

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

Securities Available for Sale. Total securities available for sale of $257.4 million at June 30, 2024 decreased $174.3 million, or 40.4%, from $431.7 million at June 30, 2023. The decrease was primarily due to maturities of $143.5 million and sales of $74.5 million, offset in part by purchases of U.S. Government and agency obligations and municipal obligations of $32.7 million and a decrease in net unrealized losses of $14.9 million (including a $5.6 million decrease related to losses realized from the sale of securities available for sale from the previously disclosed balance sheet repositioning transaction) during the year ended June 30, 2024.

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

Comparison of Operating Results for the Six Months Ended December 31, 2024 and December 31, 2023

General.  Net income increased by $3.0 million, or 45.2%, to $9.6 million for the six months ended December 31, 2024 from $6.6 million for the six months ended December 31, 2023. The increase was primarily due to a $3.5 million increase in net interest income, a $1.7 million decrease in the provision for credit losses, and a $400,000 increase in non-interest income, partially offset by a $1.4 million increase in non-interest expense and a $1.1 million increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $7.2 million, or 17.3%, to $48.8 million for the six months ended December 31, 2024, from $41.6 million for the six months ended December 31, 2023 due to an increase in interest income on loans. The increase was the result of a 67 basis points increase in the average yield on interest-earning assets to 5.52% for the six months ended December 31, 2024, from 4.85% for the six months ended December 31, 2023 and an increase in the average balance of interest-earning assets of $54.3 million. The increase in the average yield on interest-earning assets was driven by market related increases in interest rates on new loans and an asset allocation shift, using investment securities’ cash flow to fund higher yielding assets. Average interest-earning assets of $1.78 billion for the six months ended December 31, 2024 increased by $54.3 million from the six months ended December 31, 2023 primarily due to the increase in the average balance of loans.

Interest income on loans increased $7.5 million, or 21.9%, to $41.8 million for the six months ended December 31, 2024 from $34.3 million for the six months ended December 31, 2023. Interest income on loans increased due to a 30 basis points increase in the average yield on loans to 6.01% for the six months ended December 31, 2024 from 5.71% for the six months ended December 31, 2023, coupled with a $192.8 million increase in the average balance of loans to $1.40 billion for the six months ended December 31, 2024 from $1.21 billion for the six months ended December 31, 2023. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans. The increase in the average balance of loans was principally due to purchases of residential mortgage loans.

Interest income on securities decreased $260,000, or 5.0%, to $4.9 million for the six months ended December 31, 2024 from $5.2 million for the six months ended December 31, 2023. Interest income on securities decreased due to a $140.3 million decrease in the average balance of securities to $298.0 million for the six months ended December 31, 2024 from $438.3 million for the six months ended December 31, 2023, partially offset by a 94 basis points increase in the average yield on securities to 3.29% for the six months ended December 31, 2024 from 2.35% for the six months ended December 31, 2023. The decrease in the average balance of securities was primarily due to the sales of U.S. government and agency securities during the six months ended December 31, 2023 as part of a balance sheet repositioning in which the Company sold $74.5 million of lower-yielding available for sale securities with an average book yield of approximately 0.83%, and maturities of U.S. government and agency and municipal obligation securities, in conjunction with an asset allocation shift, using investment securities’ cash flow to fund higher yielding assets. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased replacing lower yielding available for sale securities.

Interest income on interest-earning deposits with banks and other was flat at $2.2 million for the six months ended December 31, 2024 and 2023. The average yield on interest-earning deposits with banks and other decreased by 30 basis points to 5.27% for the six months ended December 31, 2024 from 5.57% for the six months ended December 31, 2023 primarily due to a decrease in yields on interest-earning deposits with banks due to changes in market interest rates, partially offset by an increase of $1.8 million in average balances on interest-earning deposits with banks and other to $81.9 million for the six months ended December 31, 2024 from $80.1 million for the six months ended December 31, 2023.

Interest Expense.  Interest expense increased $3.7 million, or 38.3%, to $13.4 million for the six months ended December 31, 2024 from $9.7 million for the six months ended December 31, 2023 as a result of an increase in interest expense on deposits. The increase was primarily due to a 54 basis points increase in the average cost of interest-bearing liabilities to 2.38% for the six months ended December 31, 2024 from 1.84% for the six months ended December 31, 2023, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $4.0 million, or 43.5%, to $13.0 million for the six months ended December 31, 2024 from $9.0 million for the six months ended December 31, 2023. Interest expense on interest-bearing deposits increased primarily due to a 60 basis points increase in the average cost of interest-bearing deposits to 2.36% for the six months ended December 31, 2024 from 1.76% for the six months ended December 31, 2023 and an increase in average interest-bearing deposits of $78.2 million to $1.10 billion for the six months ended December 31, 2024 from $1.02 billion for the six months ended December 31, 2023. The average cost of interest-bearing liabilities increased for the six months ended December 31, 2024 due primarily to the upward repricing of certain interest-bearing deposit accounts in response to changes in market interest rates, as well as a shift in the mix of deposits towards higher cost interest-bearing accounts.

Interest expense on borrowings and other liabilities decreased $228,000 to $389,000 for the six months ended December 31, 2024 from $617,000 for the six months ended December 31, 2023 due primarily to a decrease in average borrowings and other liabilities of $6.7 million to $21.0 million for the six months ended December 31, 2024 from $27.7 million for the six months ended December 31, 2023, and by a decrease in the average cost of borrowings and other liabilities of 76 basis points to 3.71% for the six months ended December 31, 2024 from 4.47% for the six months ended December 31, 2023.

Net Interest Income.  Net interest income increased $3.5 million, or 10.9%, to $35.5 million for the six months ended December 31, 2024 compared to $32.0 million for the six months ended December 31, 2023. The increase was primarily due to an increase in the average yield on interest-earning assets of 67 basis points and an increase in the average balance of interest-earning assets of $54.3 million, partially offset by an increase in the average cost of interest-bearing liabilities of 54 basis points and an increase in the average balance of interest-bearing liabilities of $71.5 million. The net interest rate spread increased 13 basis points to 3.14% for the six months ended December 31, 2024 from 3.01% for the six months ended December 31, 2023. Net interest margin increased 28 basis points to 3.99% for the six months ended December 31, 2024 from 3.71% for the six months ended December 31, 2023. Net interest-earning assets decreased by $17.2 million to $659.0 million for the six months ended December 31, 2024 from $676.2 million for the six months ended December 31, 2023 as a result of a shift in deposit mix which increased interest-bearing deposits. The effect on net interest income of the decrease in the average balance of net interest-earning assets for the six months ended December 31, 2024 was offset by the asset allocation shift to higher yielding assets.

Provision for Credit Losses.  The provision for credit losses was $200,000 for the six months ended December 31, 2024, as compared to a $1.9 million provision for credit losses for the six months ended December 31, 2023. The decrease in the provision for credit losses for the six months ended December 31, 2024 was primarily due to improvements in asset quality and economic conditions, offset in part by growth in the loan portfolio. Net charge-offs were $22,000 for the six months ended December 31, 2024, compared to net charge-offs of $371,000 for the six months ended December 31, 2023. Annualized net charge-offs were 0.00% of average loans for the six months ended December 31, 2024, compared to annualized net charge-offs of 0.06% of average loans for the six months ended December 31, 2023. Non-performing assets were $5.2 million, or 0.27% of total assets, at December 31, 2024, compared to $9.2 million, or 0.49% of total assets, at June 30, 2024. The allowance for credit losses on loans was $21.8 million at December 31, 2024 and at June 30, 2024, representing 1.49% and 1.60% of total loans outstanding, respectively.

Non-Interest Income.  Noninterest income of $8.8 million for the six months ended December 31, 2024 increased $400,000, or 4.8%, as compared to $8.4 million for the six months ended December 31, 2023. Noninterest income increased primarily due to an increase in insurance and wealth management services income of $201,000 and other income of $678,000 during the six months ended December 31, 2024, and a $5.6 million loss on sale of securities available for sale as part of a balance sheet repositioning during the six months ended December 31, 2023, offset in part by $6.0 million of income from the previously announced settlement of litigation and $349,000 of net gain on equity securities during the six months ended December 31, 2023. The increase in insurance and wealth management services income for the six months ended December 31, 2024 was primarily as a result of organic growth and positive market performance related to our wealth management services.

Non-Interest Expense.  Noninterest expense of $31.6 million for the six months ended December 31, 2024 increased $1.4 million, or 4.8%, as compared to $30.2 million for the six months ended December 31, 2023. The increase in noninterest expense for the six months ended December 31, 2024 was primarily due to an increase in salaries and employee benefits of $1.5 million, an increase in occupancy and equipment of $1.2 million and an increase in other expenses of $739,000, offset in part by a decrease in professional fees of $1.5 million. Salaries and employee benefits increased due to compensation expense from annual merit increases, hiring talent to fill open positions, an enhanced annual bonus, as well as due to share-based compensation costs recognized during the six months ended December 31, 2024 for the stock awards granted during the three months ended June 30, 2024. Occupancy expense increased for the six months ended December 31, 2024 primarily due to $466,000 in impairment expense related to branch renovation strategic initiatives and a $730,000 loss on the sale of a non-branch property. The non-branch property sold was acquired in 2017 as part of a transaction to acquire a separate branch location that was previously leased and the $2.25 million in proceeds from the sale will be redeployed to ongoing branch renovation projects. Other expenses increased for the six months ended December 31, 2024 primarily due to a tax-deductible contribution to the Pioneer Bank Charitable Foundation. Professional fees decreased due to lower legal fees and expenses as compared to the prior-year period.

Income Tax Expense. Income tax expense increased $1.1 million to $2.8 million for the six months ended December 31, 2024 as compared to $1.7 million for the six months ended December 31, 2023 primarily due to an increase in income before income taxes. Our effective tax rate was 22.6% for the six months ended December 31, 2024 compared to 20.6% for the six months ended December 31, 2023. The increase in our effective tax rate was primarily due to the decrease in tax-exempt income for the six months ended December 31, 2024 as compared to the prior-year period.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2024 and June 30, 2023

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

Interest and Dividend Income.  Interest and dividend income increased $17.3 million, or 24.3%, to $88.3 million for the year ended June 30, 2024, from $71.0 million for the year ended June 30, 2023 due to increases in interest income on loans and interest-earning deposits and other. The increase was the result of a 99 basis points increase in the average yield on interest-earning assets to 5.02% for the year ended June 30, 2024, from 4.03% for the year ended June 30, 2023, partially offset by a decrease in the average balance of interest-earning assets of $1.9 million. The increase in the average yield on interest-earning assets was driven by an increase in variable rate loan yields and yields on interest-earning deposits with banks due to the current higher interest rate environment, as well as due to market related increases in interest rates on new loans and an asset allocation shift, using investment securities’ cash flow to fund higher yielding assets. Average interest-earning assets of $1.76 billion for the year ended June 30, 2024 decreased by $1.9 million from the year ended June 30, 2023.

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

Interest expense on borrowings and other liabilities increased $259,000 to $1.1 million for the year ended June 30, 2024 from $872,000 for the year ended June 30, 2023 due primarily to increases in average borrowings and other liabilities of $2.1 million to $26.4 million for the year ended June 30, 2024 from $24.3 million for the year ended June 30, 2023, as well as the average cost of borrowings and other liabilities of 69 basis points as a result of the higher interest rate environment.

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

Non-Interest Income.  Non-interest income increased $2.2 million, or 15.4%, to $16.3 million for the year ended June 30, 2024 as compared to $14.1 million for the year ended June 30, 2023. Noninterest income increased primarily as a result of $6.0 million of income from the previously disclosed settlement of litigation and also from a $2.3 million increase in insurance and wealth management services income, offset in part by a $5.6 million loss on the sale of securities available for sale from the previously disclosed balance sheet repositioning transaction, as well as a $614,000 decrease in bank-owned life insurance income during the year ended June 30, 2024 due to recognition of a death benefit in the year ended June 30, 2023. The increase in insurance and wealth management services income was primarily due to the acquisition of Hudson Financial LLC which expanded our wealth management business into the Hudson Valley Region of New York.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the FHLBNY. At December 31, 2024, we had the ability to borrow up to $536.1 million, of which $40.0 million was utilized for borrowings and $150.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At December 31, 2024, we had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets.

We cannot accurately predict what the impact of the events described in “Mann Entities Related Fraudulent Activity” above and in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other regulatory proceedings, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. See Item 3 – “Legal Proceedings” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” elsewhere in this report for more information. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of December 31, 2024. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2024, cash and cash equivalents totaled $96.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $321.5 million at December 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2024 totaled $166.0 million, or 10.5%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the OCC. At December 31, 2024, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 16 in the Notes to the consolidated financial statements for further information.

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

At December 31, 2024, we had $317.3 million of commitments to originate loans, comprised of $201.4 million of commitments under commercial loans and lines of credit (including $80.6 million of unadvanced portions of commercial construction loans), $70.0 million of commitments under home equity loans and lines of credit, $38.9 million of commitments to purchase residential mortgage loans, and $7.0 million of unfunded commitments under consumer lines of credit. In addition, at December 31, 2024, we had $22.6 million in standby letters of credit outstanding. See Note 14 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 2 in the Notes to the consolidated financial statements that appear in this Transition Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

This Item is not applicable, as the Company is a “smaller reporting company.”

ITEM 8.Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID 1884)	76
Consolidated Statements of Condition as of December 31, 2024 and June 30, 2024 and 2023	79
Consolidated Statements of Operations for the six months ended December 31, 2024 and 2023 (2023 unaudited) and fiscal years ended June 30, 2024 and 2023	80
Consolidated Statements of Comprehensive Income for the six months ended December 31, 2024 and 2023 (2023 unaudited) and fiscal years ended June 30, 2024 and 2023	81
Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 31, 2024 and fiscal years ended June 30, 2024 and 2023	82
Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023 (2023 unaudited) and fiscal years ended June 30, 2024 and 2023	83
Notes to consolidated financial statements	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pioneer Bancorp, Inc.

Albany, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Pioneer Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2024 and June 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the six months ended December 31, 2024 and the fiscal years ended June 30, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and June 30, 2024 and 2023, and the results of its operations and its cash flows for the six months ended December 31, 2024 and the fiscal years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2025, expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated

As described in Notes 2 and 5 to the financial statements, the Company’s allowance for credit losses on loans of $21.8 million reflects management’s expected credit losses that exist in the loan portfolio of $1.46 billion as of December 31, 2024, which related entirely to loans evaluated on a collective basis (the collective ACL on loans). The ACL is measured on a collective (pooled) basis for segments of loans when similar risk characteristics are present. The Company uses a discounted cash flow methodology where the respective allowance for each segment is measured by comparing the amortized cost to the present value of modeled cash flows projected using a probability of default (PD), and loss given default (LGD) methodology. The Company uses PD regression models to develop the PD, and LGD models to develop the LGD, using historical credit loss experience for both the Company and selected peers with similar risk profiles.

The application of these models incorporates external economic forecasts for the economic variables over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts to long-term average economic variables over a reversion period on a straight-line basis. Contractual cash flows over the contractual life of the loans are the basis for modeled cash flows, adjusted for modeled defaults and expected prepayments and discounted at the loan-level stated interest rate. After quantitative considerations, the Company applies additional qualitative adjustments to adjust for asset-specific risk characteristics and current conditions, so that the collective ACL is reflective of the estimate of lifetime losses that exist in the loan portfolio.

We identified the assessment of the collective ACL on loans as a critical audit matter. The principal considerations for identifying this as a critical audit matter were (i) the significant judgment by management in determining the collective ACL on loans, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence related to management’s determination of the collective ACL on loans, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the design and testing the operating effectiveness of management’s controls addressing
o	Management’s development of the collective ACL on loans methodology, including continued use and appropriateness of the PD regression and LGD models, and evaluating the conceptual design of the models;
o	Management’s review of the relevance and reliability of data used in the models;
o	Management’s review over the Company’s judgments and assumptions used in the formulation of the qualitative factor framework and related adjustments; and
o	Management’s review over the collective ACL on loans results, trends, and ratios.
●	Substantively testing management’s process included:
o	Evaluating management's judgments and assumptions related to the selection of the models including evaluating the conceptual design of the models and the mathematical accuracy of the models;
o	Evaluating the relevance and reliability of data used in the models;
o	Evaluating the composition of the peer group selected by the Company and the methodology for making this determination;
o	Evaluating management’s judgments and assumptions used in the formulation of the qualitative factor framework, including the relevance and reliability of internal and external data used in their formulation;
o	Evaluating the relevance and reliability of the internal and external data used in the development of qualitative adjustments and the effect of those adjustments; and
o	Evaluating the selection and use of a third-party service organization and specialist in assisting with the collective ACL on loans.

We have served as the Company’s auditor since 2014.

/s/ Bonadio & Co., LLP

Pittsford, New York

March 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pioneer Bancorp, Inc.

Albany, New York

Opinion on Internal Control over Financial Reporting

We have audited Pioneer Bancorp, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows of the Company, and our report dated March 12, 2025, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Bonadio & Co., LLP

Pittsford, New York

March 12, 2025

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share amounts)

	December 31,	June 30,	June 30,
	2024	2024	2023
Assets
Cash and due from banks	$25,650	$36,937	$33,584
Federal funds sold	3,644	13,638	2,167
Interest-earning deposits with banks	67,227	114,615	114,727
Cash and cash equivalents	96,521	165,190	150,478
Securities available for sale, at fair value	321,537	257,409	431,667
Securities held to maturity, net of allowance for credit losses of $216 at December 31, 2024 and $262 at June 30, 2024 (fair value of $22,457 at December 31, 2024; $22,437 at June 30, 2024; and $21,744 at June 30, 2023)	25,400	25,090	23,949
Equity securities, at fair value	—	—	2,413
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	5,283	3,546	1,196
Loans receivable	1,456,329	1,365,870	1,166,638
Allowance for credit losses	(21,754)	(21,801)	(22,469)
Net loans receivable	1,434,575	1,344,069	1,144,169
Accrued interest receivable	7,937	7,559	7,194
Premises and equipment, net	35,480	40,105	41,617
Bank-owned life insurance	15,956	16,009	16,322
Goodwill	10,879	10,879	8,799
Other intangible assets, net	2,705	2,951	2,096
Other assets	23,457	22,597	26,291
Total assets	$1,979,730	$1,895,404	$1,856,191

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$454,296	$445,328	$526,119
Interest bearing deposits	1,131,887	1,104,924	1,015,732
Total deposits	1,586,183	1,550,252	1,541,851
Mortgagors’ escrow deposits	8,097	9,701	7,888
Borrowings from Federal Home Loan Bank of New York	40,000	—	—
Other liabilities	40,897	38,923	39,752
Total liabilities	1,675,177	1,598,876	1,589,491

Commitments and contingent liabilities – See Note 14

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024, June 30, 2024 and June 30, 2023)	—	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized 25,978,904, 26,261,293 and 25,977,679 shares issued and outstanding as of December 31, 2024, June 30, 2024 and June 30, 2023, respectively)	260	263	260
Additional paid in capital	114,113	113,484	113,543
Retained earnings	194,188	187,731	173,038
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(9,551)	(9,892)	(10,573)
Accumulated other comprehensive income (loss)	5,543	4,942	(9,568)
Total shareholders’ equity	304,553	296,528	266,700
Total liabilities and shareholders’ equity	$1,979,730	$1,895,404	$1,856,191

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the six months ended December 31, 2024 and 2023 (2023 unaudited) and the fiscal years ended June 30, 2024 and 2023

(in thousands, except share and per share amounts)

	For the Six Months Ended		For the Fiscal Year Ended
	December 31,		June 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans	$41,773	$34,255	$72,378	$55,231
Securities	4,909	5,169	9,750	9,875
Interest-earning deposits with banks and other	2,150	2,218	6,188	5,927
Total interest and dividend income	48,832	41,642	88,316	71,033

Interest expense:
Deposits	12,973	9,042	20,672	4,620
Borrowings and other	389	617	1,131	872
Total interest expense	13,362	9,659	21,803	5,492
Net interest income	35,470	31,983	66,513	65,541
Provision for credit losses	220	1,870	2,700	—
Net interest income after provision for credit losses	35,250	30,113	63,813	65,541

Noninterest income:
Bank fees and service charges	2,954	2,944	5,877	5,934
Insurance and wealth management services	4,938	4,737	9,313	7,053
Net gain on equity securities	—	349	735	374
Net gain (loss) on securities available for sale transactions	165	(5,645)	(5,645)	—
Litigation-related income	—	5,950	5,950	—
Other	752	74	100	787
Total noninterest income	8,809	8,409	16,330	14,148

Noninterest expense:
Salaries and employee benefits	15,893	14,381	29,225	27,421
Net occupancy and equipment	4,915	3,732	7,461	7,249
Data processing	1,955	2,503	4,554	4,561
Advertising and marketing	478	353	729	825
Insurance premiums	498	465	913	908
Federal Deposit Insurance Corporation insurance premiums	476	532	1,090	857
Professional fees	3,891	5,430	11,070	4,739
Other	3,542	2,803	5,692	5,274
Total noninterest expense	31,648	30,199	60,734	51,834
Income before income taxes	12,411	8,323	19,409	27,855
Income tax expense	2,811	1,712	4,149	5,907
Net income	$9,600	$6,611	$15,260	$21,948

Net earnings per common share:
Basic	$0.38	$0.26	$0.61	$0.87
Diluted	$0.38	$0.26	$0.61	$0.87

Weighted average shares outstanding – basic	25,011,322	25,201,205	25,193,848	25,169,382
Weighted average shares outstanding – diluted	25,098,384	25,201,205	25,223,114	25,169,382

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the six months ended December 31, 2024 and 2023 (2023 unaudited) and the fiscal years ended June 30, 2024 and 2023

(dollars in thousands)

	For the Six Months Ended		For the Fiscal Year Ended
	December 31,		June 30,
	2024	2023	2024	2023

Net income	$9,600	$6,611	$15,260	$21,948

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	672	7,554	9,204	(3,832)
Reclassification adjustment for (gains) losses included in net income	(165)	5,645	5,645	—
	507	13,199	14,849	(3,832)
Tax expense (benefit)	133	3,450	3,881	(1,002)
	374	9,749	10,968	(2,830)
Defined benefit plans:
Change in funded status of defined benefit plans	482	—	4,826	6,030
Reclassification adjustment for amortization of net actuarial gain	(175)	—	(30)	(16)
	307	—	4,796	6,014
Tax expense	80	—	1,254	1,572
	227	—	3,542	4,442
Total other comprehensive income	601	9,749	14,510	1,612
Comprehensive income	$10,201	$16,360	$29,770	$23,560

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended December 31, 2024 and the fiscal years ended June 30, 2024 and 2023

(dollars in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid-in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income (Loss)	Equity

Balance as of July 1, 2022	25,977,679	$260	$113,713	$151,090	$(11,256)	$(11,180)	$242,627

Net income	—	—	—	21,948	—	—	21,948
Other comprehensive income	—	—	—	—	—	1,612	1,612
ESOP shares committed to be released (50,916 shares)	—	—	(170)	—	683	—	513
Balance as of June 30, 2023	25,977,679	$260	$113,543	$173,038	$(10,573)	$(9,568)	$266,700

Cumulative effect of change in accounting principle - Current Expected Credit Losses (1)	—	—	—	507	—	—	507

Net income	—	—	—	15,260	—	—	15,260
Other comprehensive income	—	—	—	—	—	14,510	14,510
ESOP shares committed to be released (50,916 shares)	—	—	(209)	—	681	—	472
Stock-based compensation expense	—	—	154	—	—	—	154
Restricted stock awards granted	390,000	4	(4)	—	—	—	—
Repurchases of common stock	(106,386)	(1)	—	(1,074)	—	—	(1,075)
Balance as of June 30, 2024	26,261,293	$263	$113,484	$187,731	$(9,892)	$4,942	$296,528

Net income	—	—	—	9,600	—	—	9,600
Other comprehensive income	—	—	—	—	—	601	601
ESOP shares committed to be released (25,458 shares)	—	—	(58)	—	341	—	283
Stock-based compensation expense	—	—	687	—	—	—	687
Restricted stock awards granted	5,000	—	—	—	—	—	—
Repurchases of common stock	(287,389)	(3)	—	(3,143)	—	—	(3,146)
Balance as of December 31, 2024	25,978,904	$260	$114,113	$194,188	$(9,551)	$5,543	$304,553
(1)	Adoption of Accounting Standard Update 2016-13.

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2024 and 2023 (2023 unaudited) and the fiscal years ended June 30, 2024 and 2023

(dollars in thousands)

	For the Six Months Ended		For the Fiscal Year Ended
	December 31,		June 30,
	2024	2023	2024	2023

Cash flows from operating activities:
Net income	$9,600	$6,611	$15,260	$21,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,253	1,316	2,596	2,698
Provision for credit losses	220	1,870	2,700	—
Net (accretion) amortization on securities	(1,345)	(820)	(1,863)	53
ESOP compensation	283	229	472	513
Loss (earnings) on bank-owned life insurance	53	124	313	(300)
Net gain on sale or write-down of other real estate owned	(35)	—	(55)	—
Proceeds from sale of loans	3,024	92	92	100
Net (gain) loss on sale of loans	(33)	8	9	(2)
Loss on sale, disposal or impairment of premises and equipment, net	1,199	—	288	—
Net gain on equity securities	—	(349)	(735)	(374)
Net (gain) loss on securities available for sale transactions	(165)	5,645	5,645	—
Stock-based compensation expense	687	—	154	—
Deferred tax expense (benefit)	342	4	(188)	855
Increase in accrued interest receivable	(378)	(484)	(365)	(2,571)
(Increase) decrease in other assets	(1,418)	(1,214)	1,992	3,754
Increase (decrease) in other liabilities	3,560	(1,545)	(2,488)	(426)
Changes in operating leases	6	12	20	21
Net cash provided by operating activities	16,853	11,499	23,847	26,269

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	77,696	71,780	143,550	187,722
Proceeds from sales of securities available for sale	350	74,462	74,462	—
Purchases of securities available for sale	(140,157)	(26,597)	(32,687)	(141,484)
Proceeds from maturities and paydowns of securities held to maturity	2,414	1,958	2,651	2,770
Purchases of securities held to maturity	(2,678)	(1,801)	(4,054)	(2,767)
Proceeds from sales of equity securities	—	—	3,149	—
Net purchases of FHLBNY and FRBNY stock	(1,737)	(50)	(2,350)	(105)
Net increase in loans receivable	(93,473)	(119,033)	(200,057)	(161,701)
Purchases of premises and equipment	(753)	(534)	(838)	(451)
Proceeds from the sale of premises and equipment	2,250	—	—	—
Proceeds from bank-owned life insurance death benefit	—	—	—	1,143
Proceeds from sale of other real estate owned	188	—	106	—
Cash paid for acquisitions	—	(1,980)	(1,980)	—
Net cash used in investing activities	(155,900)	(1,795)	(18,048)	(114,873)

Cash flows from financing activities:
Net increase (decrease) in deposits	35,931	(19,756)	8,401	(138,432)
Net (decrease) increase in mortgagors’ escrow deposits	(1,604)	(618)	1,813	2,302
FHLBNY advances, net	40,000	—	—	—
Payments on acquisition contingent consideration	(750)	(124)	(124)	(734)
Repurchase of common stock	(3,146)	—	(1,075)	—
Repayment of finance lease liability	(53)	(50)	(102)	(114)
Net cash provided by (used in) financing activities	70,378	(20,548)	8,913	(136,978)

Net (decrease) increase in cash and cash equivalents	(68,669)	(10,844)	14,712	(225,582)
Cash and cash equivalents at beginning of period	165,190	150,478	150,478	376,060
Cash and cash equivalents at end of period	$96,521	$139,634	$165,190	$150,478

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,356	$9,579	$21,751	$5,435
Income taxes	$2,700	$3,000	$5,000	$4,800
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$—	$51	$204	$—
Acquisition contingent consideration payable	$—	$1,499	$1,499	$—
Right of use assets obtained in exchange for new finance lease liabilities	$—	$—	$26	$—
Right of use assets obtained in exchange for new operating lease liabilities	$—	$199	$199	$—
Adoption of lease accounting standard:
Right of use assets	$—	$—	$—	$6,535
Lease liabilities	$—	$—	$—	$6,883

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended December 31, 2024 and 2023 (2023 unaudited) and the fiscal years ended June 30, 2024 and 2023

1.       NATURE OF OPERATIONS

Nature of Operations

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank, National Association (the “Bank”). The Bank was a New York State chartered savings bank and following approval by the Office of the Comptroller of the Currency (“OCC”) converted to a national bank on April 1, 2024. The Bank’s wholly owned subsidiaries are Pioneer Insurance Agency, Inc. and Pioneer Financial Services, Inc. On September 16, 2024, the OCC approved the merger of Pioneer Commercial Bank, a wholly owned subsidiary of the Bank, with and into the Bank with the Bank as the resulting entity (the “Commercial Bank Merger”). The Commercial Bank Merger closed on October 1, 2024. Following the completion of the Commercial Bank Merger, the Bank now directly offers full municipal deposit banking services which were previously provided through Pioneer Commercial Bank.

On October 15, 2024, the board of directors of the Company approved an amendment to Article VI, Section 5 of its Bylaws to change its fiscal year end from June 30 to December 31. Transition period comparative financial information presented for the six months ended December 31, 2023 is unaudited.

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

Subsequent Events

Subsequent events are events or transactions that occur after the statement of condition date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the statement of condition, including the estimates inherent in the process of preparing the consolidated financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of condition but arose after that date.

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

Securities Available for Sale, Securities Held to Maturity and Equity Securities

Management determines the appropriate classification of debt securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If debt securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt securities are classified as securities available for sale and reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive income (loss), a component of shareholders’ equity. All marketable equity securities are reported at fair value, with changes in fair value recognized through net income in the consolidated statements of operations. At December 31, 2024 and June 30, 2024 and 2023, and during the periods then ended, the Company did not hold any securities considered to be trading securities.

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

At December 31, 2024 and June 30, 2024 and 2023 the Company had no loans held for sale.

Net Loans Receivable

Loans receivable are reported at the principal amount outstanding, plus net deferred loan costs and net of the allowance for credit losses on loans. Interest income accrues on the unpaid principal balance. Interest income on loans is not recognized when considered doubtful of collection by management (generally, when principal or interest payments are ninety days or more past due). Past due status is based on the contractual terms of the loan. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment,  unless the loan is well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Cash Reserve Requirement

The Company may be required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The Company had no reserve requirement at December 31, 2024 and June 30, 2024 and 2023.

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

Segment Reporting

The Company’s reportable segments are determined by the Chief Executive Officer, who is designated as the chief operating decision maker, based on information provided about the Company’s products and services offered. The Company’s operations are primarily in the community banking industry and includes retail and commercial banking services. The Company also sells commercial and consumer insurance products and employee benefit products and services through Pioneer Insurance Agency, Inc. and provides wealth management services through its subsidiary, Pioneer Financial Services, Inc. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses that information to review performance of various components of the business. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources.  The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis along with monitoring budget to actual results are used in assessing performance. The financial information used for performance assessment by the chief operating decision maker is the same as the financial information included in the consolidated statement of condition and consolidated statement of operations.

Reclassifications

Amounts in the prior year’s consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.

Adoption of Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis. In addition, the amendments will enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements.  The ASU does not change how a public entity identifies its operating segments or determines its reportable segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Other than meeting the new disclosure requirements, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Impact of Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, to provide more transparency about income tax information through improvements to income tax disclosures. Specifically, the update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold, and greater disaggregation of income tax disclosures related to income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. Other than meeting the new disclosure requirements, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU require disclosure, in the notes to the consolidated financial statements, of specified information about certain costs and expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact this will have on the consolidated financial statements.

3.ACQUISITIONS

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisition. The goodwill from the acquisition is expected to be deductible for tax purposes. During the six months ended December 31, 2024, contingent consideration of $750,000 was paid. No contingent consideration was paid during the year ended June 30, 2024. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s wealth management services activities.

4.        INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2024
U.S. Treasury	$217,412	$162	$(868)	$216,706
Mortgage-backed securities:
U.S. Government agency securities	20,517	—	(1,189)	19,328
Government-sponsored enterprises	17,522	—	(633)	16,889
Collateralized mortgage obligations:
U.S. Government agency securities	18,009	—	(461)	17,548
Government-sponsored enterprises	33,489	1	(249)	33,241
Municipal obligations	17,782	51	(8)	17,825
Total available for sale securities	$324,731	$214	$(3,408)	$321,537

June 30, 2024
U.S. Treasury	$247,479	$1	$(3,931)	$243,549
Municipal obligations	13,419	5	(8)	13,416
Other debt securities	212	305	(73)	444
Total available for sale securities	$261,110	$311	$(4,012)	$257,409

June 30, 2023
U.S. Treasury	$396,464	$2	$(18,737)	$377,729
Municipal obligations	53,492	9	(67)	53,434
Other debt securities	261	309	(66)	504
Total available for sale securities	$450,217	$320	$(18,870)	$431,667

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.3 million and $1.4 million at December 31, 2024 and June 30, 2024, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statement of condition.

There was no allowance for credit losses for securities available for sale as of December 31, 2024 and June 30, 2024.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
December 31, 2024
Corporate debt securities	$22,000	59	(3,181)	$18,878	$216	$21,784
Municipal obligations	3,616	—	(37)	3,579	—	3,616
Total held to maturity securities	$25,616	$59	$(3,218)	$22,457	$216	$25,400

June 30, 2024
Corporate debt securities	$22,000	$55	$(2,898)	$19,157	$262	$21,738
Municipal obligations	3,352	—	(72)	3,280	—	3,352
Total held to maturity securities	$25,352	$55	$(2,970)	$22,437	$262	$25,090

June 30, 2023
Corporate debt securities	$20,000	$—	$(2,049)	$17,951	$—	$20,000
Municipal obligations	3,949	—	(156)	3,793	—	3,949
Total held to maturity securities	$23,949	$—	$(2,205)	$21,744	$—	$23,949

Accrued interest receivable on held to maturity debt securities totaled $254,000 and $220,000 at December 31, 2024 and June 30, 2024, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statement of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of December 31, 2024 and June 30, 2024.

The following tables present the activity in the allowance for credit losses on securities held-to-maturity (dollars in thousands):

	For the Six Months Ended December 31, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$262	$(46)	$—	$—	$216
Municipal obligations	—	—	—	—	—
Total	$262	$(46)	$—	$—	$216

	For the Six Months Ended December 31, 2023
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$238	$—	$—	$238
Municipal obligations	—	—	—	—	—
Total	$—	$238	$—	$—	$238

	For the Fiscal Year Ended June 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$262	$—	$—	$262
Municipal obligations	—	—	—	—	—
Total	$—	$262	$—	$—	$262

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$14,432	$(4)	$128,283	$(864)	$142,715	$(868)
Mortgage-backed securities:
U.S. Government agency securities	19,328	(1,189)	—	—	19,328	(1,189)
Government-sponsored enterprises	16,889	(633)	—	—	16,889	(633)
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	(461)	—	—	17,548	(461)
Government-sponsored enterprises	31,128	(248)	11	(1)	31,139	(249)
Municipal obligations	6,437	(8)	—	—	6,437	(8)
	$105,762	$(2,543)	$128,294	$(865)	$234,056	$(3,408)

Securities held to maturity:
Corporate debt securities	$—	$—	$16,819	$(3,181)	$16,819	$(3,181)
Municipal obligations	—	—	3,579	(37)	3,579	(37)
	$—	$—	$20,398	$(3,218)	$20,398	$(3,218)

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$19,580	$(12)	$219,059	$(3,919)	$238,639	$(3,931)
Municipal obligations	3,723	(8)	—	—	3,723	(8)
Other debt securities	—	—	90	(73)	90	(73)
	$23,303	$(20)	$219,149	$(3,992)	$242,452	$(4,012)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,102	$(2,898)	$17,102	$(2,898)
Municipal obligations	—	—	3,280	(72)	3,280	(72)
	$—	$—	$20,382	$(2,970)	$20,382	$(2,970)

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:

U.S. Treasury	$104,145	$(1,975)	$268,782	$(16,762)	$372,927	$(18,737)
Municipal obligations	47,781	(67)	—	—	47,781	(67)
Other debt securities	14	(1)	107	(65)	121	(66)
	$151,940	$(2,043)	$268,889	$(16,827)	$420,829	$(18,870)

Securities held to maturity:
Corporate debt securities	$—	$—	$17,951	$(2,049)	$17,951	$(2,049)
Municipal obligations	—	—	3,793	(156)	3,793	(156)
	$—	$—	$21,744	$(2,205)	$21,744	$(2,205)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of December 31, 2024 and June 30, 2024, which consisted of 52 and 104 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of December 31, 2024 and June 30, 2024, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of December 31, 2024 and June 30, 2024. There was no accrued interest reversed against interest income for the six months ended December 31, 2024 and the fiscal year ended June 30, 2024, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of December 31, 2024 and June 30, 2024. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

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

During the fiscal year ended June 30, 2023, management reviewed all other debt securities which were rated less than investment grade for impairment, resulting in no additional impairment charges in fiscal 2023. In fiscal 2023, 54 securities with an amortized cost of $219,000 and remaining par value of $1.5 million were evaluated.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	December 31, 2024
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$191,162	$190,433
Due after one to five years	47,399	47,461
Due after five to ten years	22,571	22,463
Due after ten years	63,599	61,180
	$324,731	$321,537

Securities held to maturity:
Due in one year or less	$2,861	$2,824
Due after one to five years	755	755
Due after five to ten years	22,000	18,878
	$25,616	$22,457

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the six months ended December 31, 2024, the Company received $350,000 in proceeds from the sale of securities available for sale, realizing net gains of $165,000. The realized net gains was comprised of $253,000 of gross gains and $88,000 of gross losses. During the fiscal year ended June 30, 2024, the Company received $74.5 million in proceeds from the sale of securities available for sale, realizing gross losses of $5.6 million. There were no sales of securities available for sale for the fiscal year ended June 30, 2023.

There were no sales of securities held to maturity for the six months ended December 31, 2024 and the fiscal years ended June 30, 2024 and 2023.

During the fiscal year ended June 30, 2024, the Company received $3.1 million in proceeds from the sale of equity securities. There were no sales of equity securities for the year ended June 30, 2023.

As of December 31, 2024, June 30, 2024 and June 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of December 31, 2024, June 30, 2024 and June 30, 2023, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $313.6 million, $254.1 million and $428.5 million, respectively.

The portion of unrealized gains and losses for the period that relates to equity securities still held at the reporting date are as follows (dollars in thousands):

	For the Six Months Ended,	For the Fiscal Year Ended,
	December 31, 2024	2024	2023
Net gain recognized during the period on equity securities	$—	$735	$374
Less: Net gains recognized during the period on equity securities sold during the period	—	735	—
Unrealized gains recognized during reporting period on equity securities still held at reporting date	$—	$—	$374

5.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

		June 30,
	December 31, 2024	2024	2023
Commercial:
Real estate	$414,835	$406,201	$411,165
Commercial and industrial	108,474	101,207	97,307
Construction	130,959	118,373	92,714
Total commercial	654,268	625,781	601,186
Residential mortgages	689,569	633,779	463,196
Home equity loans and lines	94,928	92,765	85,477
Consumer	17,564	13,545	16,779
	1,456,329	1,365,870	1,166,638
Allowance for credit losses	(21,754)	(21,801)	(22,469)
Net loans receivable	$1,434,575	$1,344,069	$1,144,169

Accrued interest receivable on loans totaled $6.3 million and $5.9 million at December 31, 2024 and June 30, 2024, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statement of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $9.8 million, $9.5 million and $6.7 million at December 31, 2024 and June 30, 2024 and 2023, respectively, and are included in net loans receivable.

The allowance for credit losses on loans is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the commercial, residential mortgages, and home equity loans and lines of credit segments. The allowance for credit losses on loans estimate uses a four-quarter reasonable and supportable forecast period based on economic forecast from the Federal Open Market Committee (“FOMC”) of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. GDP growth. The forecast will revert to long-term economic conditions over a four quarter reversion period on a straight-line basis. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

The following table presents the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Six Months Ended December 31, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,504	$(540)	$(111)	$214	$12,067
Residential mortgages	7,706	269	(45)	—	7,930
Home equity loans and lines of credit	1,244	(59)	—	—	1,185
Consumer	347	305	(100)	20	572
Allowance for credit losses - loans	21,801	(25)	(256)	234	21,754
Allowance for credit losses - off-balance sheet credit exposures	1,899	291	—	—	2,190
Total	$23,700	$266	$(256)	$234	$23,944

	For the Six Months Ended December 31, 2023
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	$(1,307)	$(5)	$(345)	$43	$12,674
Residential mortgages	6,222	(670)	1,418	—	—	6,970
Home equity loans and lines of credit	1,470	(265)	145	(12)	1	1,339
Consumer	489	(69)	17	(69)	11	379
Allowance for credit losses - loans	22,469	(2,311)	1,575	(426)	55	21,362
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	57	—	—	1,681
Total	$22,469	$(687)	$1,632	$(426)	$55	$23,043

	For the Fiscal Year Ended June 30, 2024
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	$(1,307)	$(205)	$(345)	$73	$12,504
Residential mortgages	6,222	(670)	2,272	(118)	—	7,706
Home equity loans and lines of credit	1,470	(265)	48	(12)	3	1,244
Consumer	489	(69)	48	(135)	14	347
Allowance for credit losses - loans	22,469	(2,311)	2,163	(610)	90	21,801
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	275	—	—	1,899
Total	$22,469	$(687)	$2,438	$(610)	$90	$23,700

	For the Fiscal Year Ended June 30, 2023
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$17,818	$(3,567)	$(41)	$78	$14,288
Residential mortgages	2,899	3,283	(26)	66	6,222
Home equity loans and lines of credit	1,388	76	(8)	14	1,470
Consumer	419	208	(158)	20	489
Total	$22,524	$—	$(233)	$178	$22,469

The following table presents the balance in the allowance for credit losses and allowance for loan losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	December 31, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$—	$—	$—	$—	$—
Related to loans collectively evaluated	12,067	7,930	1,185	572	21,754
Ending balance	$12,067	$7,930	$1,185	$572	$21,754

Loans:
Individually evaluated	$—	$1,541	$—	$—	$1,541
Loans collectively evaluated	654,268	688,028	94,928	17,564	1,454,788
Ending balance	$654,268	$689,569	$94,928	$17,564	$1,456,329

	June 30, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$134	$—	$—	$—	$134
Related to loans collectively evaluated	12,370	7,706	1,244	347	21,667
Ending balance	$12,504	$7,706	$1,244	$347	$21,801

Loans:
Individually evaluated	$3,853	$1,625	$—	$—	$5,478
Loans collectively evaluated	621,928	632,154	92,765	13,545	1,360,392
Ending balance	$625,781	$633,779	$92,765	$13,545	$1,365,870

	June 30, 2023
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for loan losses:
Related to loans individually evaluated for impairment	$792	$—	$—	$—	$792
Related to loans collectively evaluated for impairment	13,496	6,222	1,470	489	21,677
Ending balance	$14,288	$6,222	$1,470	$489	$22,469

Loans:
Individually evaluated for impairment	$11,544	$—	$—	$—	$11,544
Loans collectively evaluated for impairment	589,642	463,196	85,477	16,779	1,155,094
Ending balance	$601,186	$463,196	$85,477	$16,779	$1,166,638

The following table presents information related to impaired loans by class, as determined in accordance with ASC 310, prior to the adoption of ASU 2016-13 (dollars in thousands):

				For the Fiscal Year Ended
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

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on loans that were on nonaccrual status and cash-basis interest income for the six months ended December 31, 2024 and fiscal years ended June 30, 2024 and 2023 was nominal.

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

The Company may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered include principal reductions, interest rate reductions, term extensions, or a combination. There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the six months ended December 31, 2024 and fiscal year ended June 30, 2024.

Prior to the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326)-Troubled Debt Restructurings, on July 1, 2023, the Company accounted for loan modifications to borrowers experiencing financial difficulty when concessions were granted as troubled debt restructurings. The following are disclosures related to troubled debt restructurings in the prior year. There were no loans modified as troubled debt restructurings during the year ended June 30, 2023. There were no loans that had been modified as a troubled debt restructuring during the twelve months prior to June 30, 2023 which subsequently defaulted during the year ended June 30, 2023. At various times, certain loan modifications were executed which were considered to be troubled debt restructurings. Substantially all of these modifications included one or a combination of the following: extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; temporary reduction in the interest rate; change in scheduled payment amount including interest only; or extensions of additional credit for payment of delinquent real estate taxes or other costs. Loans subject to a troubled debt restructuring were evaluated as impaired loans for the purpose of determining the specific component of the allowance for loan losses.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	December 31, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$—	$—	$1	$—
Commercial and industrial	10	—	—	—
Construction	—	—	—	—
Residential mortgages	4,127	1,541	—	—
Home equity loans and lines	1,109	—	—	—
Consumer	—	—	—	—
	$5,246	$1,541	$1	$—

	June 30, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$3,180	$3,180	$4	$—
Commercial and industrial	9	—	—	—
Construction	—	—	—	—
Residential mortgages	4,208	1,625	—	—
Home equity loans and lines	1,648	—	—	—
Consumer	—	—	—	—
	$9,045	$4,805	$4	$—

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

December 31, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$—
Commercial and industrial	—
Construction	—
Residential mortgages	1,541	Residential real estate property
Home equity loans and lines	—
Consumer	—
$1,541

	June 30, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$3,844	Commercial real estate property
Commercial and industrial	9	Business assets
Construction	—
Residential mortgages	1,625	Residential real estate property
Home equity loans and lines	—
Consumer	—
	$5,478

The following table presents the aging of the recorded investment in loans by class of loans (dollars in thousands):

	December 31, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$6,734	$—	$1	$6,735	$408,100	$414,835
Commercial and industrial	5	—	—	5	108,469	108,474
Construction	—	—	—	—	130,959	130,959
Residential mortgages	—	888	1,515	2,403	687,166	689,569
Home equity loans and lines	1,198	67	567	1,832	93,096	94,928
Consumer	7	6	—	13	17,551	17,564
Total	$7,944	$961	$2,083	$10,988	$1,445,341	$1,456,329

	June 30, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$2	$3	$4	$9	$406,192	$406,201
Commercial and industrial	15	—	—	15	101,192	101,207
Construction	—	—	—	—	118,373	118,373
Residential mortgages	872	481	794	2,147	631,632	633,779
Home equity loans and lines	722	78	654	1,454	91,311	92,765
Consumer	14	8	—	22	13,523	13,545
Total	$1,625	$570	$1,452	$3,647	$1,362,223	$1,365,870

	June 30, 2023
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$4,798	$—	$4,458	$9,256	$401,909	$411,165
Commercial and industrial	678	100	352	1,130	96,177	97,307
Construction	—	—	3,237	3,237	89,477	92,714
Residential mortgages	1,257	1,327	762	3,346	459,850	463,196
Home equity loans and lines	1,340	64	540	1,944	83,533	85,477
Consumer	18	22	—	40	16,739	16,779
Total	$8,091	$1,513	$9,349	$18,953	$1,147,685	$1,166,638

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

							Revolving	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Loans	Loans
	2024						Amortized	Converted
December 31, 2024	Transition Period	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$11,873	$33,387	$46,482	$54,961	$22,212	$223,547	$531	$—	$392,993
Special mention	—	—	—	—	—	4,918	—	—	4,918
Substandard	—	—	—	2,198	—	13,634	1,092	—	16,924
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$11,873	$33,387	$46,482	$57,159	$22,212	$242,099	$1,623	$—	$414,835

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$11,089	$13,794	$5,472	$4,377	$2,459	$9,354	$59,342	$—	$105,887
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	15	—	2,304	151	—	2,470
Doubtful	—	—	—	—	—	117	—	—	117
Total commercial and industrial	$11,089	$13,794	$5,472	$4,392	$2,459	$11,775	$59,493	$—	$108,474

Current period gross charge-offs	$—	$—	$—	$—	$21	$66	$24	$—	$111

Commercial construction
Risk Rating
Pass	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$71,164	$187,372	$198,502	$41,117	$54,754	$132,419	$114	$—	$685,442
Non-performing	—	—	1,140	516	—	2,471	—	—	4,127
Total residential mortgages	$71,164	$187,372	$199,642	$41,633	$54,754	$134,890	$114	$—	$689,569

Current period gross charge-offs	$—	$—	$41	$—	$—	$4	$—	$—	$45

Home equity loans and lines of credit
Performing	$2,465	$6,219	$5,949	8,955	$3,209	$13,561	$53,192	$269	$93,819
Non-performing	—	—	—	95	—	194	820	—	1,109
Total home equity loans and lines of credit	$2,465	$6,219	$5,949	$9,050	$3,209	$13,755	$54,012	$269	$94,928

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564

Current period gross charge-offs	$46	$15	$7	$3	$—	$29	$—	$—	$100

							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$29,592	$47,818	$43,324	$23,191	$67,757	$168,333	$679	$—	$380,694
Special mention	—	—	2,234	—	—	8,003	1,090	—	11,327
Substandard	—	—	—	—	756	13,424	—	—	14,180
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$29,592	$47,818	$45,558	$23,191	$68,513	$189,760	$1,769	$—	$406,201

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$13,945	$6,381	$4,868	$3,066	$4,127	$6,259	$56,628	$—	$95,274
Special mention	—	—	1,118	—	1,250	221	750	—	3,339
Substandard	—	—	17	—	53	2,350	141	—	2,561
Doubtful	—	—	—	—	—	24	9	—	33
Total commercial and industrial	$13,945	$6,381	$6,003	$3,066	$5,430	$8,854	$57,528	$—	$101,207

Current period gross charge-offs	$—	$—	$—	$—	$—	$345	$—	$—	$345

Commercial construction
Risk Rating
Pass	$38,626	$9,589	$45,073	$19,740	$—	$3,794	$1,551	$—	$118,373
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$38,626	$9,589	$45,073	$19,740	$—	$3,794	$1,551	$—	$118,373

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$180,784	$206,815	$42,279	$56,059	$33,286	$110,234	$114	$—	$629,571
Non-performing	—	962	540	—	581	2,125	—	—	4,208
Total residential mortgages	$180,784	$207,777	$42,819	$56,059	$33,867	$112,359	$114	$—	$633,779

Current period gross charge-offs	$—	$—	$112	$—	$—	$6	$—	$—	$118

Home equity loans and lines of credit
Performing	$6,308	$6,525	$9,475	3,454	$1,369	$13,375	$50,611	$—	$91,117
Non-performing	—	—	99	—	—	643	906	—	1,648
Total home equity loans and lines of credit	$6,308	$6,525	$9,574	$3,454	$1,369	$14,018	$51,517	$—	$92,765

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$—	$12

Consumer
Performing	$1,517	$1,533	$100	$67	$6	$3,272	$7,050	$—	$13,545
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,517	$1,533	$100	$67	$6	$3,272	$7,050	$—	$13,545

Current period gross charge-offs	$100	$6	$23	$4	$1	$1	$—	$—	$135

The following table presents commercial loans summarized by class of loans and the risk category (dollars in thousands):

	June 30, 2023
		Special
	Pass	Mention	Substandard	Doubtful	Total
Commercial
Real estate	$352,874	$1,977	$56,196	$118	$411,165
Commercial and industrial	89,245	1,614	6,448	—	97,307
Construction	91,805	—	909	—	92,714
	$533,924	$3,591	$63,553	$118	$601,186

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

At December 31, 2024 and June 30, 2024 and 2023, the Company had residential real estate loans in process of foreclosure of $948,000, $853,000 and $1.3 million, respectively.

As of December 31, 2024 and June 30, 2024 and 2023, the Company had pledged $672.3 million, $605.8 million and $476.6 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

At December 31, 2024, June 30, 2024 and 2023, loans to executive officers, directors, or to associates of such persons, as well as activity in such loans for the years then ended were immaterial as a percentage of total loans receivable.

The Company retains the servicing rights on certain mortgage loans sold, and may release the servicing rights on others. Total residential mortgage loans serviced by the Company for unrelated third parties were approximately $15.7 million, $13.5 million and $15.3 million at December 31, 2024 and June 30, 2024 and 2023, respectively. At December 31, 2024 and June 30, 2024 and 2023, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $140,000, $116,000 and $131,000, respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at December 31, 2024 and June 30, 2024 and 2023, and therefore no valuation reserve was necessary. At December 31, 2024 and June 30, 2024 and 2023, the Company held escrow funds in trust on loans serviced for others of $336,000, $368,000 and $396,000, respectively.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $376.6 million, consisting of $188.3 million of interest rate swaps with commercial borrowers and $188.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At June 30, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $406.8 million, consisting of $203.4 million of interest rate swaps with commercial borrowers and $203.4 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

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

The fair value of derivatives are classified as a component of other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	December 31, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,735	$13,735
Less: cash collateral applied	(13,735)	—
Net amount	$—	$13,735

	June 30, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$16,781	$16,781
Less: cash collateral applied	(16,620)	(16)
Net amount	$161	$16,765

	June 30, 2023
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$18,844	$18,844
Less: cash collateral applied	(18,160)	(16)
Net amount	$684	$18,828

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At December 31, 2024, the Company had received $13.7 million and deposited none as collateral for swap agreements with third-party counterparties. At June 30, 2024, the Company had received $16.6 million and deposited $16,000 as collateral for swap agreements with third-party counterparties. At June 30, 2023, the Company had received $18.2 million and deposited $16,000 as collateral for swap agreements with third-party counterparties.

7.       PREMISES AND EQUIPMENT

Premises and equipment consists of the following (dollars in thousands):

	December 31,	June 30,
	2024	2024	2023
Land	$5,721	$6,678	$6,678
Leaseholds and land improvements	2,878	2,901	2,877
Buildings	27,008	29,964	30,144
Furniture, fixtures, and equipment	15,686	15,620	15,504
Construction in progress	371	244	290
Accumulated depreciation and amortization	(21,016)	(21,057)	(19,932)
Premises and equipment, excluding ROU assets	30,648	34,350	35,561
ROU assets	4,832	5,755	6,056
Premises and equipment, net	$35,480	$40,105	$41,617

Depreciation and amortization included in occupancy and equipment expense amounted to $1.0 million and $1.0 million for the six months ended December 31, 2024 and 2023, respectively, and $2.1 million and $2.3 million for the fiscal years ended June 30, 2024 and 2023, respectively. During the six months ended December 31, 2024 $466,000 in impairment expense related to branch renovation strategic initiatives and a $730,000 loss on the sale of a non-branch property were included in net occupancy and equipment expense.

8.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill were as follows (dollars in thousands):

Balance, July 1, 2022	$8,799
Acquired	—
Balance, June 30, 2023	8,799
Acquired	2,080
Balance, June 30, 2024	10,879
Acquired	—
Balance, December 31, 2024	$10,879

There were no impairment losses on goodwill or intangible assets for the six months ended December 31, 2024 and 2023 and for the fiscal years ended June 30, 2024 and 2023.

Acquired other intangible assets were as follows (dollars in thousands):

	December 31,	June 30,
	2024	2024	2023
Customer relationship intangibles:
Gross carrying amount	$5,042	$5,042	$3,653
Less: accumulated amortization	(2,455)	(2,226)	(1,729)
Net carrying amount	2,587	2,816	1,924
Weighted average remaining useful life (in years)	4.02	4.17	3.95

Core deposit intangibles:
Gross carrying amount	562	562	562
Less: accumulated amortization	(444)	(427)	(390)
Net carrying amount	118	135	172
Weighted average remaining useful life (in years)	2.39	2.57	2.90

Total other intangible assets:
Gross carrying amount	5,604	5,604	4,215
Less: accumulated amortization	(2,899)	(2,653)	(2,119)
Net carrying amount	$2,705	$2,951	$2,096

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Year ending December 31,
2025	$464
2026	417
2027	371
2028	324
2029	277

Aggregate amortization expense was $246,000 and $270,000 for the six months ended December 31, 2024 and 2023, respectively, and $534,000 and $398,000 for the fiscal years ended June 30, 2024 and 2023, respectively.

9.       DEPOSITS

Deposit account balances are summarized as follows (dollars in thousands):

	December 31,	June 30,
	2024	2024	2023
Non-interest bearing demand accounts	$454,296	$445,328	$526,119
Interest-bearing accounts:
Interest-bearing demand accounts	138,427	157,962	138,817
Savings accounts	260,178	266,274	297,003
Money market accounts	558,484	513,658	462,935
Time deposits	174,798	167,030	116,977
Total interest bearing accounts	1,131,887	1,104,924	1,015,732
Total deposits	$1,586,183	$1,550,252	$1,541,851

Overdrawn demand deposit balances of $238,000, $201,000 and $92,000 were reclassified as loan balances as of December 31, 2024 and June 30, 2024 and 2023, respectively.

Time deposits outstanding that had balances of $250,000 and over amounted to approximately $19.1 million, $16.5 million and $9.9 million at December 31, 2024 and June 30, 2024 and 2023, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Year ending December 31,
2025	$165,993
2026	5,343
2027	1,774
2028	834
2029	854
$174,798

Deposits of related parties amounted to $1.2 million, $879,000 and $8.8 million at December 31, 2024, June 30, 2024 and 2023, respectively.

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

At December 31, 2024, the Company pledged approximately $672.3 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At December 31, 2024, the maximum amount of funding available from the FHLBNY was $536.1 million, of which $40.0 million was utilized for borrowings and $150.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

Borrowings outstanding at December 31, 2024 represented FHLBNY Advances of $40.0 million with a rate of 4.57% with an original maturity of one year or less.

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

At December 31, 2024 and June 30, 2024 and 2023, the Company had an unsecured $20.0 million line of credit available with an unrelated financial institution; there were no outstanding draws on the line at December 31, 2024 and June 30, 2024 and 2023.

11.     OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

Details About Accumulated Other					Affected Line Item in the Statement
Comprehensive Income (Loss) Components					Where Net Income is Presented
	Six Months Ended		Fiscal Year Ended
	December 31,		June 30,
	2024	2023	2024	2023
Unrealized gains/losses on securities (before tax):
Net (gains) losses included in net income	$(165)	$5,645	$5,645	$—	Net gain (loss) on securities available for sale transactions
Tax expense (benefit)	43	(1,475)	(1,475)	—	Income tax expense
Net of tax	(122)	4,170	4,170	—

Amortization of defined benefit plan items (before tax):
Net actuarial gain	(175)	—	(30)	(16)
Tax benefit	46	—	8	4	Income tax expense
Net of tax	(129)	—	(22)	(12)
Total reclassification for the period, net of tax	$(251)	$4,170	$4,148	$(12)

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Six Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2024:
Accumulated other comprehensive income (loss) as of July 1, 2024	$(2,734)	$7,676	$4,942
Other comprehensive income before reclassifications	496	356	852
Amounts reclassified from accumulated other comprehensive income	(122)	(129)	(251)
Accumulated other comprehensive income (loss) as of December 31, 2024	$(2,360)	$7,903	$5,543

2023:
Accumulated other comprehensive (loss) income as of July 1, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	5,579	—	5,579
Amounts reclassified from accumulated other comprehensive income	4,170	—	4,170
Accumulated other comprehensive income (loss) as of December 31, 2023	$(3,953)	$4,134	$181

	For the Fiscal Year Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2024:
Accumulated other comprehensive (loss) income as of July l, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	6,798	3,564	10,362
Amounts reclassified from accumulated other comprehensive income	4,170	(22)	4,148
Accumulated other comprehensive income (loss) as of June 30, 2024	$(2,734)	$7,676	$4,942

2023:
Accumulated other comprehensive loss as of July l, 2022	$(10,872)	$(308)	$(11,180)
Other comprehensive income (loss) before reclassifications	(2,830)	4,454	1,624
Amounts reclassified from accumulated other comprehensive loss	—	(12)	(12)
Accumulated other comprehensive (loss) income as of June 30, 2023	$(13,702)	$4,134	$(9,568)

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Six Months Ended
	December 31,
	2024	2023
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$176	$1,975
Reclassification adjustment for (gains) losses included in net income	(43)	1,475
	133	3,450
Defined benefit plans:
Change in funded status	126	—
Reclassification adjustment for amortization of net actuarial gain	(46)	—
	80	—
	$213	$3,450

	For the Fiscal Year Ended
	June 30,
	2024	2023
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	$2,406	$(1,002)
Reclassification adjustment for losses included in net income	1,475	—
	3,881	(1,002)
Defined benefit plans:
Change in funded status	1,262	1,576
Reclassification adjustment for amortization of net actuarial gain	(8)	(4)
	1,254	1,572
	$5,135	$570

12.     EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the calendar year for December 31, 2024 and the end of the fiscal year for June 30, 2024 and 2023.

Amounts recognized in the consolidated statement of condition related to the Company’s plans are as follows as of dates indicated (dollars in thousands):

	December 31,	June 30,
	2024	2024	2023
Other assets
Pension asset	$18,498	$18,267	$13,911

Other liabilities
Accumulated post-retirement benefit obligation	$1,177	$1,354	1,382

Accumulated other comprehensive (income) loss, net of taxes
Pension plan	$(7,446)	$(7,335)	$(3,818)
Post-retirement benefit plan	(457)	(341)	(316)
	$(7,903)	$(7,676)	$(4,134)

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

The following table sets forth information on the Company’s defined benefit pension plan as of the dates indicated (dollars in thousands):

	December 31,	June 30,
	2024	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$39,363	$39,020	$40,657
Service cost	589	1,235	1,534
Interest cost	1,139	2,033	1,885
Actuarial loss (gain)	654	(1,346)	(3,473)
Benefits paid	(875)	(1,579)	(1,583)
Projected benefit obligation at end of year	40,870	39,363	39,020

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	57,630	52,931	49,457
Actual return on plan assets	2,638	6,401	5,197
Benefits paid and actual expenses	(900)	(1,702)	(1,723)
Fair value of plan assets at end of year	59,368	57,630	52,931
Funded status of plan at end of year	$18,498	$18,267	$13,911

The actuarial loss in the projected benefit obligation resulted primarily from actual demographic experience.

Net periodic pension (income) cost included in salaries and employee benefits in the Company’s consolidated statements of operations included the following components (dollars in thousands):

	For the Six Months Ended,		For the Fiscal Year Ended
	December 31,		June 30,
	2024	2023	2024	2023
Service cost	$589	$647	$1,235	$1,534
Interest cost	1,139	920	2,033	1,885
Expected return on plan assets	(1,668)	(1,313)	(2,862)	(2,694)
Amortization of net actuarial gain	(141)	—	—	—
Net periodic pension (income) cost	$(81)	$254	$406	$725

Amounts recognized in accumulated other comprehensive loss, before tax effect consist of net actuarial gains of $10.1 million, $9.9 million and $5.2 million at December 31, 2024 and June 30, 2024 and 2023, respectively.

The actuarial assumptions used in determining the present value of the projected benefit obligations and net periodic pension cost as of and for the dates indicated were as follows:

	December 31,	June 30,
	2024	2024	2023
Weighted average assumptions – benefit obligations
Discount rate	5.67%	5.51%	5.23%
Annual rate of compensation increase	4.00%	3.00%	3.00%

Weighted average assumptions – net periodic benefit cost
Discount rate	5.51%	5.23%	4.62%
Annual rate of compensation increase	4.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.00%	5.75%	5.75%

For the six months period ended December 31, 2024 and the fiscal years ended June 30, 2024 and 2023, the discount rate assumption used was the above median curve.

Accumulated Benefit Obligation

The accumulated benefit obligation (the actuarial present value of benefits, vested and nonvested, earned by employees based on current and past compensation levels) for the Company’s defined benefit pension plan totaled $35.8 million, $35.6 million and $35.4 million as of December 31, 2024 and June 30, 2024 and 2023, respectively.

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

Contributions

The Company is not required to make a cash contribution to the plan during the year ended December 31, 2025, but may elect to do so.

Estimated Future Benefit Payments

The benefit payments expected to be paid over the next ten years are as follows (dollars in thousands):

Year ending December 31,
2025	$1,255
2026	1,390
2027	1,552
2028	1,717
2029	1,930
Years 2030 – 2034	12,391

The Company’s pension plan asset allocation at the dates indicated, target allocation for 2024, and expected long-term rate of return by asset category are as follows:

		Percentage of			Weighted-
	Target	Plan Assets at			Average Expected
	Allocation	December 31,	June 30,		Long-Term Rate
Asset Category	2024	2024	2024	2023	of Return
Equity securities	65.0%	62.3%	62.7%	63.2%	5.00 – 9.00%
Fixed income securities	35.0%	37.7%	37.3%	36.8%	1.00 – 4.00%
Total		100.0%	100.0%	100.0%

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

The fair values of the pension plan assets at the dates indicated, by asset category, are as follows (dollars in thousands):

		December 31, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,932	$2,932	$—	$—
Cohen & Steers Real Estate SECS I	1,732	1,732	—	—
Fidelity Capital & Income Fund	2,995	2,995	—	—
PIMCO Commodities Plus Strat Fd Inst	1,845	1,845	—	—
PIMCO Long Term Credit Bond Inst	8,731	8,731	—	—
PIMCO Low Duration Incm Fd I	2,419	2,419	—	—
Vanguard Developed Mkts Index Inst	7,614	7,614	—	—
Vanguard Growth Index Fund Instl	8,315	8,315	—	—
Vanguard Mid Cap Index Funds Admiral	4,053	4,053	—	—
Vanguard Small Cap I	3,448	3,448	—	—
Vanguard Value Index Instl Shares	8,216	8,216	—	—
Western Asset Core Bd Fd I	5,952	5,952	—	—
Cash	1,116	1,116	—	—
Total plan assets	$59,368	$59,368	$—	$—

		June 30, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,866	$2,866	$—	$—
Cohen & Steers Real Estate SECS I	1,747	1,747	—	—
Fidelity Capital & Income Fund	2,883	2,883	—	—
PIMCO Commodities Plus Strat Fd Inst	1,733	1,733	—	—
PIMCO Long Term Credit Bond Inst	8,547	8,547	—	—
PIMCO Low Duration Incm Fd I	2,312	2,312	—	—
Vanguard Developed Mkts Index Inst	7,505	7,505	—	—
Vanguard Growth Index Fund Instl	8,031	8,031	—	—
Vanguard Mid Cap Index Funds Admiral	4,028	4,028	—	—
Vanguard Small Cap I	3,479	3,479	—	—
Vanguard Value Index Instl Shares	8,066	8,066	—	—
Western Asset Core Bd Fd I	5,745	5,745	—	—
Cash	688	688	—	—
Total plan assets	$57,630	$57,630	$—	$—

		June 30, 2023
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,636	$2,636	$—	$—
Cohen & Steers Real Estate SECS I	1,616	1,616	—	—
Fidelity Capital & Income Fund	2,616	2,616	—	—
PIMCO Commodities Plus Strat Fd Inst	1,546	1,546	—	—
PIMCO Long Term Credit Bond Inst	7,913	7,913	—	—
PIMCO Low Duration Incm Fd I	2,082	2,082	—	—
Vanguard Developed Mkts Index Inst	6,681	6,681	—	—
Vanguard Growth Index Fund Instl	7,763	7,763	—	—
Vanguard Mid Cap Index Funds Admiral	3,808	3,808	—	—
Vanguard Small Cap I	3,261	3,261	—	—
Vanguard Value Index Instl Shares	7,465	7,465	—	—
Western Asset Core Bd Fd I	5,160	5,160	—	—
Cash	384	384	—	—
Total plan assets	$52,931	$52,931	$—	$—

There were no significant transfers between Level 1 and Level 2 during the six months period ended December 31, 2024 and during the fiscal years ended June 30, 2024 and 2023.

Post-Retirement Healthcare Plan

The Company offers a defined benefit post-retirement plan which provides medical and life insurance benefits to employees meeting certain requirements. Effective October 1, 2006, the plan was amended so that there have been no new plan participants for medical benefits. The cost of post-retirement plan benefits is recognized on an accrual basis as employees perform services. Active employees are eligible for retiree medical coverage upon reaching age sixty with twenty-five or more years of service. Employees with a minimum of thirty years of service are eligible for individual and spousal coverage. Retirees are eligible to participate in any Company-sponsored health insurance programs. The Company’s contributions for retiree medical are limited to a monthly premium of $210 for individual coverage and $420 for employee and spousal coverage. The Company’s funding policy is to pay insurance premiums as they come due.

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated financial statements at the dates indicated (dollars in thousands):

	December 31,	June 30,
	2024	2024	2023
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation at beginning of year	$1,354	$1,382	$1,545
Service cost	8	19	22
Interest cost	32	72	67
Actuarial gain	(191)	(63)	(193)
Benefits paid	(26)	(56)	(59)
Accumulated benefit obligation at end of year	1,177	1,354	1,382

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contributions	26	56	59
Benefits paid	(26)	(56)	(59)
Fair value of plan assets at end of year	—	—	—
Unfunded status at end of year	$(1,177)	$(1,354)	$(1,382)

The increase in the actuarial gain in the accumulated benefit obligation resulted primarily from the increase in the discount rate.

Net periodic post-retirement benefit cost included in salaries and employee benefits in the Company’s consolidated statements of income included the following components (dollars in thousands):

	For the Six Months Ended		For the Fiscal Year Ended
	December 31,		June 30,
	2024	2023	2024	2023
Service cost	$8	$12	$19	$22
Interest cost	32	38	72	67
Amortization of net actuarial gain	(34)	(20)	(30)	(16)
Net periodic post-retirement benefit cost	$6	$30	$61	$73

Amounts recognized in accumulated other comprehensive loss, before tax effect, at the dates indicated, consist of (dollars in thousands):

	December 31,	June 30,
	2024	2024	2023
Net actuarial gain	$(618)	$(461)	$(427)

The discount rates used in determining the accumulated post-retirement benefit obligation were 5.67%, 5.51% and 5.23% at December 31, 2024 and June 30, 2024 and 2023, respectively.

For the six months ended December 31, 2024 and fiscal years ended June 30, 2024 and 2023, the discount rate assumption used was the above median curve.

For measurement purposes, the medical care cost trend rate has no effect on the Company’s cost since the insurance premiums are a fixed amount (capped). However, increasing or decreasing the benefit cost cap for plan participants could have a significant impact on the accumulated benefit obligation and employer cost.

The projected benefit payments under the plan over the next ten years are as follows (dollars in thousands):

Year ending December 31,
2025	$84
2026	78
2027	72
2028	68
2029	72
Years 2030 – 2034	423

401(k) Plan

The Company maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may contribute up to the maximum amount allowed under the Internal Revenue Code. The Company matches 100% on the first 1% of employee contributions and 50% on the next 5% after the employee has completed one year of service. The 401(k) plan contribution expense is included in salaries and employee benefits in the consolidated statements of operations and was approximately $238,000 and $216,000 for the six months ended December 31, 2024 and 2023, respectively, and $498,000 and $458,000 for the fiscal years ended June 30, 2024 and 2023, respectively.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2024 was $10.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of December 31,	As of June 30,
	2024	2024	2023
Allocated	219,921	254,580	203,664
Committed to be allocated	50,916	25,458	25,458
Unallocated	712,829	738,287	789,203
Total shares	983,666	1,018,325	1,018,325

Total compensation expense recognized in connection with the ESOP for the six months ended December 31, 2024 and 2023 was $283,000 and $229,000, respectively, and for the fiscal years ended June 30, 2024 and 2023 was $472,000 and $513,000, respectively.

Supplemental Retirement and Deferred Compensation Plans

The Company has a Deferred Compensation Plan for directors and certain of its officers. Under the plan, participants can elect to defer all, or portion of their directors fees, or salaries and/or bonuses, and invest those funds in various investment fund options. At December 31, 2024 and June 30, 2024 and 2023, the Company had an accrued benefit liability of $404,000, $378,000 and $374,000, respectively included in other liabilities in the consolidated statements of condition. Changes in the accrued benefit liability equal the changes in the fair values of the invested assets, additional deferrals, less participant payments, if any.

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

13.     INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	For the Six Months Ended		For the Fiscal Years Ended
	December 31,		June 30,
	2024	2023	2024	2023
Current tax expense	$2,469	$1,708	$4,337	$5,052
Deferred tax expense (benefit)	342	4	(188)	855
Total income tax expense	$2,811	$1,712	$4,149	$5,907

Income tax expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	For the Six Months Ended December 31,				For the Fiscal Year Ended June 30,
	2024		2023		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income before tax at the federal tax rate	$2,606	21.0%	$1,748	21.0%	$4,076	21.0%	$5,850	21.0%
State expense, net of federal benefit	234	1.9%	62	0.8%	232	1.2%	670	2.4%
Tax-exempt income	(81)	(0.7)%	(134)	(1.6)%	(249)	(1.3)%	(563)	(2.0)%
Bank-owned life insurance	11	0.1%	26	0.3%	66	0.4%	(63)	(0.2)%
Other, net	41	0.3%	10	0.1%	24	0.1%	13	—%
Total income tax expense	$2,811	22.6%	$1,712	20.6%	$4,149	21.4%	$5,907	21.2%

The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,	June 30,
	2024	2024	2023
Deferred tax assets
Allowance for credit losses	$7,002	$7,098	$6,480
Net operating loss carryforward	144	144	—
OTTI – securities	—	325	325
Post-retirement benefit obligations	492	497	494
Unrealized losses on securities available for sale	835	967	4,849
Deferred compensation	77	68	137
Contribution carryforward	—	—	173
Lease liabilities	1,276	1,514	1,621
Other	748	627	688
Total deferred tax assets	10,574	11,240	14,767

Deferred tax liabilities
Depreciation	(1,420)	(1,687)	(1,839)
Net deferred loan origination costs	(637)	(634)	(560)
Prepaid pension	(2,315)	(2,293)	(2,404)
Prepaid expenses	(293)	(241)	(236)
Unfunded defined benefit and postretirement benefit plan assets	(2,797)	(2,716)	(1,463)
ROU assets	(1,197)	(1,436)	(1,551)
Other	(2,198)	(1,961)	(1,495)
Total deferred tax liabilities	(10,857)	(10,968)	(9,548)
Net deferred tax (liability) asset at end of year	$(283)	$272	$5,219

Net deferred tax (liability) asset as of December 31, 2024 and June 30, 2024 and 2023 are included in other assets in the consolidated statements of condition.

Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amount of available open tax carrybacks, if any. As of December 31, 2024 and June 30, 2024, and 2023, no valuation allowance was required.

For the six months ended December 31, 2024 and 2023 and fiscal years ending June 30, 2024 and 2023, there were no amounts accrued and/or paid for interest and penalties.

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

A deferred tax liability has not been recognized with respect to the Federal base-year reserve of $9.3 million at December 31, 2024 and June 30, 2024 and 2023, because the Company does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $2.4 million at December 31, 2024 and June 30, 2024 and 2023. It is more likely than not that this liability will never be incurred because, as noted above, the Company does not expect to take any action in the future that would result in this liability being incurred.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Company is no longer subject to examination by either taxing authority for years before calendar 2021.

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

	December 31, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$31,804	$285,464	$317,268
Standby letters of credit	—	22,552	22,552
	$31,804	$308,016	$339,820

	June 30, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$30,007	$273,932	$303,939
Standby letters of credit	—	21,943	21,943
	$30,007	$295,875	$325,882

	June 30, 2023
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$20,541	$277,088	$297,629
Standby letters of credit	—	28,372	28,372
	$20,541	$305,460	$326,001

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At December 31, 2024 and June 30, 2024 and 2023, approximately $304.0 million, $292.6 million and $136.2 million of adjustable rate residential mortgage loans had interest rate caps, respectively. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At December 31, 2024 and June 30, 2024 and 2023, approximately $275,000, $504,000 and $613,000 of the adjustable rate mortgage loans had conversion options, respectively.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At December 31, 2024, the Company had no loans held for sale. In addition, the Company has no loan commitments with borrowers at December 31, 2024 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At December 31, 2024, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 was recognized for the six months ended December 31, 2024 and 2023 and the fiscal years ended June 30, 2024 and 2023. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of December 31, 2024. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the first fiscal quarter of 2020, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the first fiscal quarter of 2020, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through December 31, 2024, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the fourth fiscal quarter of 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the third fiscal quarter of 2020 and the first fiscal quarter of 2021, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through December 31, 2024, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

Several other parties and regulatory agencies have asserted claims against the Company and the Bank related to the series of transactions between the Company or the Bank, on the one hand, and the Mann Entities, on the other. The Company and the Bank continue to investigate these matters and it is possible that the Company and the Bank will be subject to similar legal, regulatory, governmental or other proceedings and additional liabilities. The ultimate timing and outcome of any such proceedings, involving the Company, or the Bank, cannot be predicted with any certainty. It also remains possible that other private parties or governmental bodies will pursue existing or additional claims against the Bank as a result of the Bank’s dealings with certain of the Mann Entities or as a result of the actions taken by the Company or the Bank. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. In addition, costs associated with potentially prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, or other proceedings, could be significant. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences. The Company is pursuing all available sources of recovery and other means of mitigating the potential loss, and the Company and the Bank are vigorously defending all claims asserted against them arising out of or otherwise related to the fraudulent activity of the Mann Entities. During the six months ended December 31, 2024 and 2023 the Bank recognized insurance recoveries in the amount of $0 and $1.2 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations. During the fiscal year ended June 30, 2024 and 2023, the Bank recognized insurance recoveries in the amount of $1.2 million and $3.7 million, respectively, related to the partial reimbursement of defense costs incurred as a result of these matters, which were credited to noninterest expense – professional fees on the consolidated statements of operations. While the Bank has been reimbursed in the past by its insurer for certain legal fees and expenses associated with this matter, the Bank does not expect to recognize any such insurance recoveries in the future, as the applicable policy limits and deductibles have been exceeded. For a fuller recitation of the procedural history of each of the matters summarized below, please refer to the Company’s earlier periodic filings on Forms 10-Q and 10-K. The Pioneer Parties (as defined below) vigorously dispute the assertions and claims in each of the matters noted below.

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

On January 21, 2020, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Los Angeles Division (“Bankruptcy Court”). The Bank is not listed as a creditor in the bankruptcy proceedings. On January 20, 2022, Cachet filed an adversary proceeding complaint against the Pioneer Parties in the Bankruptcy Court. On February 16, 2023, Cachet filed an amended complaint in lieu of responding to the Pioneer Parties’ motion to dismiss. The amended complaint, like the initial complaint, alleges Michael T. Mann stole approximately $26.4 million from Cachet in August 2019 by manipulating Cachet’s “batch file specifications,” and that Mann subsequently caused approximately $8.5 million of those purportedly stolen funds to be deposited into accounts held by companies owned by Mann at Pioneer Bank. Cachet alleges Pioneer Bank refused Cachet’s request to return the approximately $8.5 million in purportedly stolen funds to Cachet. Cachet’s complaint asserts causes of action against the Pioneer Parties for avoidance and recovery of constructive fraudulent transfers, conversion, unjust enrichment, money had and received, violation of California Penal Code § 496(a), violations of RICO, aiding and abetting fraud, and declaratory relief. Cachet asserts “actual damages” of approximately $8.5 million, seeks three times its actual damages on its Section 496(a) claim (or approximately $25.6 million), and costs of suit and attorneys’ fees. Cachet also seeks “treble damages according to proof and attorneys’ fees,” and for its aiding abetting fraud claim, Cachet seeks “general, consequential and special damages in an amount to be proven at trial.” On April 28, 2023, the Pioneer Parties filed a motion to dismiss the amended complaint. On September 6, 2023, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the Court dismissed Cachet’s claims for violations of RICO, violation of California Penal Code § 496(a), aiding and abetting fraud and conversion, and for declaratory relief. The Court denied the Pioneer Parties’ motion as to the claims for conversion, unjust enrichment, and money had and received. The Court permitted Cachet to file a second amended complaint. On September 20, 2023, Cachet filed a motion for reconsideration of the Court’s Order. The Pioneer Parties filed their opposition on October 26, 2023, and Cachet filed its reply on November 2, 2023. On November 16, 2023, the Court entered an order granting the motion to the extent of clarifying certain rulings in the September 6, 2023 order relating to the denial of the motion to dismiss as to Cachet’s conversion claim and the dismissal of Cachet’s RICO claim. Cachet initially filed its second amended complaint on February 5, 2024, but pursuant to a stipulation and order entered on February 29, 2024, Cachet withdrew that version of the second amended complaint and filed a revised second amended complaint on April 8, 2024. The second amended complaint asserts claims for conversion, unjust enrichment, money had and received, violations of RICO, and aiding and abetting conversion and fraud. On May 8, 2024, the Pioneer Parties filed a motion to dismiss the second amended complaint. Briefing on the motion was completed on June 27, 2024. A hearing on the motion was held by the Court on July 11, 2024.  On August 28, 2024, the Court entered an order granting in part and denying in part the Pioneer Parties’ motion. In particular, the court dismissed with prejudice Cachet’s claims for aiding and abetting conversion and fraud and dismissed without prejudice Cachet’s RICO claims. The court denied the Pioneer Parties’ motion to dismiss the claims for conversion, unjust enrichment, and money had and received. On October 10, 2024, the Pioneer Parties filed an answer to the second amended complaint, as well as a motion to strike certain allegations in the second amended complaint relating to the dismissed claims. Briefing on the motion to strike was completed on November 7, 2024, and a hearing on the motion was held on November 14, 2024. On November 25, 2024, the Court entered an order granting in part and denying in part the motion to strike. This matter is currently in discovery.

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

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties wrongfully converted certain tax funds belonging to AXH, were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same set of facts as the DOJ complaint as described above, and the alleged taxes sought in the DOJ, Southwestern, and NatPay complaints. On August 12, 2022, AXH filed an amended complaint asserting gross negligence, unjust enrichment, and accounting claims against the Pioneer Parties. The amended complaint seeks the same relief as in the original complaint. On August 26, 2022, the Pioneer Parties filed their answer to the amended complaint.  Thereafter, discovery on the matter proceeded until the Court issued a stay of the action on June 30, 2024.  The stay is expected to be in effect until at least June 10, 2025.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		December 31, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$216,706	$216,706	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	19,328	—	19,328	—
Government-sponsored enterprises	16,889	—	16,889	—
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	—	17,548	—
Government-sponsored enterprises	33,241	—	33,241	—
Municipal obligations	17,825	—	17,825	—
Total available for sale securities	321,537	216,706	104,831	—
Derivative assets (1)	13,735	—	13,735	—
Total	$335,272	$216,706	$118,566	$—

Liabilities:
Derivative liabilities (1)	$13,735	$—	$13,735	$—
Total	$13,735	$—	$13,735	$—

		Fair Value Measurements at
		June 30, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$243,549	$243,549	$—	$—
Municipal obligations	13,416	—	13,416	—
Other debt securities	444	—	444
Total available for sale securities	257,409	243,549	13,860	—
Derivative assets (1)	16,781	—	16,781	—
Total	$274,190	$243,549	$30,641	$—

Liabilities:
Derivative liabilities (1)	$16,781	$—	$16,781	$—
Total	$16,781	$—	$16,781	$—

		Fair Value Measurements at
		June 30, 2023 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities:
U.S. Treasury	$377,729	$377,729	$—	$—
Municipal obligations	53,434	—	53,434	—
Other debt securities	504	—	504
Total available for sale securities	431,667	377,729	53,938	—
Equity securities	2,413	2,413	—	—
Derivative assets (1)	18,844	—	18,844	—
Total	$452,924	$380,142	$72,782	$—

Liabilities:
Derivative liabilities (1)	$18,844	$—	$18,844	$—
Total	$18,844	$—	$18,844	$—

(1)	Additional information regarding the impact of offsetting cash collateral can be found in Note 6 – Derivatives.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Individually evaluated loans:
Commercial loans	$—	$—	$—	$—
OREO	—	—	—	—

June 30, 2024
Individually evaluated loans:
Commercial loans	$539	$—	$—	$539
OREO	153	—	—	153

June 30, 2023
Impaired loans:
Commercial loans	$539	$—	$—	$539
OREO	—	—	—	—

There were no loans individually evaluated for credit losses where the amortized cost was adjusted to fair value as of December 31, 2024. Individually evaluated loans, which are assets measured at fair value on a non-recurring basis, using the fair value of collateral for collateral dependent loans, had a carrying amount of $673,000 with a valuation allowance of $134,000 resulting in an estimated fair value of $539,000 as of June 30, 2024.

Impaired loans had a carrying amount of $1.3 million with a valuation allowance of $792,000 resulting in an estimated fair value of $539,000 as of June 30, 2023.

The Company had no other real estate owned at December 31, 2024. The Company had $153,000 and no other real estate owned at June 30, 2024 and 2023, respectively. There were no write-downs for the six months ended December 31, 2024 and 2023 and the fiscal years ended June 30, 2024 and June 30, 2023.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
December 31, 2024
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

The fair value of individually evaluated loans is based on the fair value of the collateral. Individually evaluated loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. There were no changes in valuation techniques used during the six months ended December 31, 2024.

The carrying and estimated fair values of financial assets and liabilities as of the dates indicated were as follows (dollars in thousands):

	December 31, 2024
			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$96,521	$96,521	$96,521	$—	$—
Securities available for sale	321,537	321,537	216,706	104,831	—
Securities held to maturity	25,400	22,457	—	22,457	—
FHLBNY and FRBNY stock	5,283	5,283	—	5,283	—
Net loans receivable	1,434,575	1,373,719	—	—	1,373,719
Accrued interest receivable	7,937	7,937	—	7,937	—
Derivative assets (1)	13,735	13,735	—	13,735	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,411,385	$1,411,385	$—	$1,411,385	$—
Time deposits	174,798	173,881	—	173,881	—
Mortgagors’ escrow deposits	8,097	8,097	—	8,097	—
FHLB advances	40,000	39,995	—	39,995	—
Accrued interest payable	143	143	—	143	—
Derivative liabilities (1)	13,735	13,735	—	13,735	—

	June 30, 2024
			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$165,190	$165,190	$165,190	$—	$—
Securities available for sale	257,409	257,409	243,549	13,860	—
Securities held to maturity	25,090	22,437	—	22,437	—
FHLBNY and FRBNY stock	3,546	3,546	—	3,546	—
Net loans receivable	1,344,069	1,293,472	—	—	1,293,472
Accrued interest receivable	7,559	7,559	—	7,559	—
Derivative assets (1)	16,781	16,781	—	16,781	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,383,222	$1,383,222	$—	$1,383,222	$—
Time deposits	167,030	165,420	—	165,420	—
Mortgagors’ escrow deposits	9,701	9,701	—	9,701	—
Accrued interest payable	137	137	—	137	—
Derivative liabilities (1)	16,781	16,781	—	16,781	—

	June 30, 2023
			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Carrying	Estimated	Identical Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and cash equivalents	$150,478	$150,478	$150,478	$—	$—
Securities available for sale	431,667	431,667	377,729	53,938	—
Securities held to maturity	23,949	21,744	—	21,744	—
Equity securities	2,413	2,413	2,413	—	—
FHLBNY and FRBNY stock	1,196	1,196	—	1,196	—
Net loans receivable	1,144,169	1,095,366	—	—	1,095,366
Accrued interest receivable	7,194	7,194	—	7,194	—
Derivative assets (1)	18,844	18,844	—	18,844	—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,424,874	$1,424,874	$—	$1,424,874	$—
Time deposits	116,977	114,596	—	114,596	—
Mortgagors’ escrow deposits	7,888	7,888	—	7,888	—
Accrued interest payable	84	84	—	84	—
Derivative liabilities (1)	18,844	18,844	—	18,844	—

(1)	Additional information regarding the impact of offsetting cash collateral can be found in Note 6 – Derivatives.

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

16.     REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50% for 2024 and 2023.

As of December 31, 2024, the Bank met all capital adequacy requirements which it was subject to. Further, the most recent OCC and FDIC notifications categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification. As of June 30, 2024 and 2023, the Bank and Pioneer Commercial Bank met all capital adequacy requirements to which they were subject.

The actual capital amounts and ratios for the Bank and Pioneer Commercial Bank, are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of December 31, 2024

Tier 1 (leverage) capital	$231,140	12.07%	$76,623	4.00%	N/A	N/A	$95,779	5.00%
Risk-based capital
Common Tier 1	$231,140	17.99%	$57,833	4.50%	$89,962	7.00%	$83,536	6.50%
Tier 1	$231,140	17.99%	$77,110	6.00%	$109,240	8.50%	$102,814	8.00%
Total	$247,305	19.24%	$102,814	8.00%	$134,943	10.50%	$128,517	10.00%

As of June 30, 2024

Tier 1 (leverage) capital	$221,549	11.65%	$76,051	4.00%	N/A	N/A	$95,064	5.00%
Risk-based capital
Common Tier 1	$221,549	18.40%	$54,171	4.50%	$84,265	7.00%	$78,246	6.50%
Tier 1	$221,549	18.40%	$72,227	6.00%	$102,322	8.50%	$96,303	8.00%
Total	$236,706	19.66%	$96,303	8.00%	$126,398	10.50%	$120,379	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$208,576	11.47%	$72,733	4.00%	N/A	N/A	$90,916	5.00%
Risk-based capital
Common Tier 1	$208,576	18.85%	$49,795	4.50%	$77,459	7.00%	$71,926	6.50%
Tier 1	$208,576	18.85%	$66,393	6.00%	$94,057	8.50%	$88,524	8.00%
Total	$222,513	20.11%	$88,524	8.00%	$116,188	10.50%	$110,655	10.00%

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Commercial Bank:
As of June 30, 2024

Tier 1 (leverage) capital	$52,658	9.56%	$22,039	4.00%	N/A	N/A	$27,549	5.00%
Risk-based capital
Common Tier 1	$52,658	56.09%	$4,224	4.50%	$6,571	7.00%	$6,102	6.50%
Tier 1	$52,658	56.09%	$5,633	6.00%	$7,979	8.50%	$7,510	8.00%
Total	$52,658	56.09%	$7,510	8.00%	$9,857	10.50%	$9,388	10.00%

As of June 30, 2023

Tier 1 (leverage) capital	$46,284	9.39%	$19,709	4.00%	N/A	N/A	$24,636	5.00%
Risk-based capital
Common Tier 1	$46,284	54.81%	$3,800	4.50%	$5,911	7.00%	$5,489	6.50%
Tier 1	$46,284	54.81%	$5,067	6.00%	$7,178	8.50%	$6,756	8.00%
Total	$46,284	54.81%	$6,756	8.00%	$8,867	10.50%	$8,444	10.00%

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the dates indicated.

	For the Six Months Ended December 31,		For the Fiscal Year Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Noninterest Income
In scope
Insurance services	$1,486	$1,732	$3,031	$2,760
Wealth management services	3,452	3,005	6,282	4,293
Service charges on deposit accounts	1,286	1,250	2,427	2,475
Card services income	1,437	1,464	2,843	2,963
Other	736	206	370	486
Noninterest income in scope	8,397	7,657	14,953	12,977

Noninterest income out of scope	412	752	1,377	1,171

Total noninterest income	$8,809	$8,409	$16,330	$14,148

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

The following tables include quantitative data related to the Company’s operating and finance leases:

		June 30,
	December 31, 2024	2024	2023

		(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$480	$532	$608
Operating leases	4,352	5,223	5,448
	$4,832	$5,755	$6,056
Lease liabilities:
Finance leases	$596	$634	$711
Operating leases	4,640	5,505	5,713
	$5,236	$6,139	$6,424

Other information:
Weighted-average remaining lease term for finance leases (in years)	77.8	71.6	64.9
Weighted-average remaining lease term for operating leases (in years)	13.2	13.2	14.2
Weighted-average discount rate for finance leases	5.87%	5.78%	5.62%
Weighted-average discount rate for operating leases	3.96%	3.90%	3.87%

	For the Six Months Ended December 31,		For the Fiscal Year Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Lease expense:
Finance lease expense
Amortization of ROU assets	$52	$49	$101	$99
Interest on lease liabilities	16	16	32	32
Operating lease expense	325	321	647	606
Variable lease expense	118	119	241	219
Total	$511	$505	$1,021	$956

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases (i.e. interest)	$1	$1	$32	$17
Finance cash flows from finance leases (i.e. principal portion)	$53	$50	$102	$114
Operating cash flows from operating leases	$319	$309	$627	$585
ROU assets obtained in exchange for new finance lease liabilities	$—	$—	$26	$—
ROU assets obtained in exchange for new operating lease liabilities	$—	$199	$199	$—

During the six months ended December 31, 2024 the Company modified an operating lease due to a change in the lease term. The modification resulted in a decrease in the ROU asset and operating lease liability of $792,000 during the six months ended December 31, 2024.

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended December 31,
2025	$97	$616
2026	36	530
2027	36	483
2028	36	452
2029	30	394
Thereafter	2,550	3,538
Total undiscounted cash flows	2,785	6,013
Less: present value discount	(2,189)	(1,373)
Total lease liabilities	$596	$4,640

19.         STOCK-BASED COMPENSATION

In May 2021, the Company adopted the Pioneer Bancorp, Inc. 2020 Equity Incentive Plan (the “Stock Plan”). Under the terms of the Stock Plan, equity-based awards are granted to directors and employees to better align the interests of its employees and directors with those of the stockholders. Stock options and restricted stock awards granted typically vest over a period of five years. The total number of shares of the Company common stock authorized for issuance under the plan is 1,782,068 shares. At December 31, 2024, there were 547,068 shares available to be granted. There were no shares issued under the Stock Plan prior to the year ended June 30, 2024.

Stock Options

Stock options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a five-year period unless forfeited prior to vesting in accordance with the term of the award.

The following table summarizes information about stock option activity for the six months ended December 31, 2024.

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (in years)	(000)'s
Outstanding at July 1, 2024	830,000	$9.39
Granted	10,000	$11.77
Exercised	-	$-
Forfeited	-	$-
Outstanding at December 31, 2024	840,000	$9.42	9.39	$1,765
Vested at period-end	-	$-
Expected to vest	840,000	$9.42	9.39	$1,765

The following is the schedule of stock options granted under the Stock Plan by exercise price range.

	Exercise Price Ranges
	$9.39	$11.77	Total
Outstanding at December 31, 2024
Number of Stock Options Outstanding	830,000	10,000	840,000
Weighted-Average Remaining Contractual Life (in years)	9.38	9.96	9.39
Weighted-Average Exercise Price	$9.39	$11.77	$9.42

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

The following is the schedule of other information on stock options granted.

	During the six months ended	During the fiscal year ended
	December 31, 2024	June 30, 2024
Weighted average grant date information
Stock options granted	10,000	830,000
Fair value of options granted	$4.69	$3.85
Fair value assumptions:
Expected volatility	30.19%	31.34%
Dividend yield	-%	-%
Risk free interest rate	4.18%	4.31%
Expected lives (in years)	6.50	6.50

Amount expensed during the period (in thousands)	$320	$72
Compensation costs for non-vested awards not yet recognized (in thousands)	$2,851	$3,124
Weighted average expected vesting period, in years	2.40	2.89
Proceeds from stock options exercised	$-	$-
Tax benefits related to stock options exercised	$-	$-
Intrinsic value of stock options exercised	$-	$-

Restricted Stock

Granted restricted stock awards gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock award is the market value of the Company stock on the date of the grant. Generally the restricted stock awards vest over a five-year period unless forfeited prior to vesting in accordance with the term of the award.

The following table summarizes information about restricted stock activity for the six months ended December 31, 2024.

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at July 1, 2024	390,000	$9.39
Granted	5,000	11.77
Vested	-	-
Non-vested at December 31, 2024	395,000	9.42

The following table presents information on the amounts expensed related to restricted stock awarded pursuant to the Stock Plan for the six months ended December 31, 2024.

Amount expensed during the year (in thousands)	$367
Compensation costs for non-vested awards not yet recognized (in thousands)	$3,272
Weighted average expected vesting period, in years	2.40

20.     EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share (in thousands, except for share and per share amounts):

	For the Six Months Ended December 31,		For the Fiscal Year Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$9,600	$6,611	$15,260	$21,948

Average number of common shares outstanding	25,736,880	25,977,679	25,951,228	25,977,679
Less: Average unallocated ESOP shares	725,558	776,474	757,380	808,297
Weighted-average number of common shares outstanding - basic	25,011,322	25,201,205	25,193,848	25,169,382
Add: Effect of dilutive stock options and restricted stock	87,062	—	29,266	—
Weighted-average number of common shares outstanding - diluted	25,098,384	25,201,205	25,223,114	25,169,382

Net earnings per common share:
Basic	$0.38	$0.26	$0.61	$0.87
Diluted	$0.38	$0.26	$0.61	$0.87

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 840,000 for the six months ended December 31, 2024 and 830,000 for the fiscal year ended June 30, 2024. There were no anti-dilutive shares for the six months ended December 31, 2023 and fiscal year ended June 30, 2023. Additional information regarding stock options and restricted stock awards can be found within Note 19 – Stock-Based Compensation.

21.     CONDENSED FINANCIAL STATEMENTS OF PIONEER BANCORP, INC.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Pioneer Bancorp, Inc. as of and for the dates indicated.

Pioneer Bancorp, Inc.
Condensed Statements of Condition
(in thousands)
	As of December 31,	As of June 30,
	2024	2024	2023
Assets
Cash and cash equivalents	$44,052	$44,699	$44,685
Investment in subsidiary	250,267	240,319	209,901
Loan receivable	10,596	10,983	11,376
Other assets	6	538	738
Total assets	$304,921	$296,539	$266,700

Liabilities and Shareholders’ Equity
Total liabilities	$368	$11	$—
Total shareholders’ equity	304,553	296,528	266,700
Total liabilities and shareholders’ equity	$304,921	$296,539	$266,700

Pioneer Bancorp, Inc.
Condensed Statements of Operations
(in thousands)
	For the Six Months Ended		For the Fiscal Years Ended
	December 31,		June 30,
	2024	2023	2024	2023
Income
Interest-earning assets	$941	$444	$930	$655
Total income	941	444	930	655

Operating Expenses
Other	130	116	192	182
Total operating expenses	130	116	192	182

Income before tax expense and equity in undistributed net income of subsidiary	811	328	738	473
Income tax expense	217	88	198	126
Income before equity in undistributed net income of subsidiary	594	240	540	347
Equity in undistributed net income of subsidiary	9,006	6,371	14,720	21,601
Net income	$9,600	$6,611	$15,260	$21,948

Pioneer Bancorp, Inc.
Condensed Statements of Cash Flow
(in thousands)
	For the Six Months Ended		For the Fiscal Years Ended
	December 31,		June 30,
	2024	2023	2024	2023
Cash flow from operating activities:
Net income	$9,600	$6,611	$15,260	$21,948

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed income of subsidiary	(9,006)	(6,371)	(14,720)	(21,601)
Net decrease in other assets	532	367	200	167
Net increase (decrease) in other liabilities	357	184	11	(43)
Net cash provided by operating activities	1,483	791	751	471

Cash flow from investing activities:
Decrease in loan receivable	387	393	393	536
Net cash provided by investing activities	387	393	393	536

Cash flow from financing activities:
Repurchase of common stock	(3,146)	—	(1,075)	—
Other	629	(113)	(55)	(170)
Net cash used in financing activities	(2,517)	(113)	(1,130)	(170)
Net (decrease) increase in cash and cash equivalents	(647)	1,071	14	837
Cash and cash equivalents at beginning of year	44,699	44,685	44,685	43,848
Cash and cash equivalents at end of year	$44,052	$45,756	$44,699	$44,685

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

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of December 31, 2024, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

Bonadio & Co., LLP, our independent registered public accounting firm, has audited the consolidated financial statements as of and for the six months ended December 31, 2024 which are included in this Transition Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The Report of the Independent Registered Public Accounting Firm that attests the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2024 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of December 31, 2024.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average	remaining available for
Plan	outstanding options and rights	exercise price	issuance under plan
Equity compensation plans approved by stockholders	840,000	9.42	552,068
Equity compensations plans not approved by stockholders	-	-	-
Total	840,000	9.42	552,068

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

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

The following documents are filed as part of this Transition Report on Form 10-K.

(A)   Reports of Independent Registered Public Accounting Firm

(B)   Consolidated Statements of Condition - at December 31, 2024 and June 30, 2024 and 2023

(C)   Consolidated Statements of Operations - Six months ended December 31, 2024 and 2023 (2023 unaudited) and Fiscal Years ended June 30, 2024 and 2023

(D)   Consolidated Statements of Comprehensive Income – Six months ended December 31, 2024 and 2023 (2023 unaudited) and Fiscal Years ended June 30, 2024 and 2023

(E)   Consolidated Statements of Changes in Shareholders’ Equity - Six months ended December 31, 2024 and Fiscal Years ended June 30, 2024 and 2023

(F)   Consolidated Statements of Cash Flows - Six months ended December 31, 2024 and 2023 (2023 unaudited) and Fiscal Years ended June 30, 2024 and 2023

(G)   Notes to the Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

3.2

Amended and Restated Bylaws of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38991), filed with the Securities and Exchange Commission on October 18, 2024)

4.1

Form of Common Stock Certificate of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on December 10, 2019)

10.1

Employment Agreement by and between Pioneer Bank and Thomas L. Amell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.2

Settlement Agreement and Mutual General Release by and between Pioneer Bank and the TBC Parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2024 (File No. 001-38991))

10.3

Change in Control Agreement by and between Pioneer Bank and Jesse Tomczak (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.4

Change in Control Agreement by and between Pioneer Bank and Patrick J. Hughes (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.5

Pioneer Bank Targeted Incentive Plan (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on September 23, 2022)+

10.6

Pioneer Bank Board of Trustees and Executive Employees Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)+

10.7

Purchase Agreement by and between Pioneer Savings Bank and Homestead Funding Corp. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

10.8

Pioneer Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 5, 2021 (file no. 001-38991))+

10.9

Form of restricted stock award agreement (incorporated by reference to Exhibit 10.2 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

10.10

Form of incentive stock award agreement (incorporated by reference to Exhibit 10.3 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

10.11

Form of non-qualified stock option award agreement (incorporated by reference to Exhibit 10.4 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

19*	Insider Trading Policy
21*	Subsidiaries of Registrant
23.1*	Consent of Bonadio & Co., LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1. (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on September 25, 2024)

101*

The following materials from the Company’s Transition Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements

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

PIONEER BANCORP, INC.

Date: March 12, 2025	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	March 12, 2025
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	March 12, 2025
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Dr. James K. Reed	Chairman of the Board	March 12, 2025
Dr. James K. Reed

/s/ Eileen Bagnoli	Director	March 12, 2025
Eileen Bagnoli

/s/ Stacey Hengsterman	Director	March 12, 2025
Stacey Hengsterman

/s/ Shaun Mahoney	Director	March 12, 2025
Shaun Mahoney

/s/ Edward Reinfurt	Director	March 12, 2025
Edward Reinfurt

/s/ Charles Seifert	Director	March 12, 2025
Charles Seifert

/s/ Madeline Taylor	Director	March 12, 2025
Madeline Taylor