Form 10-Q
period 2025-03-31
Pioneer Bancorp, Inc./MD
filed 2025-05-09
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025 there were 25,853,091 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$29,185	$25,650
Federal funds sold	1,770	3,644
Interest-earning deposits with banks	108,671	67,227
Cash and cash equivalents	139,626	96,521
Securities available for sale, at fair value	311,030	321,537
Securities held to maturity, net of allowance for credit losses of $275 at March 31, 2025 and $216 at December 31, 2024 (fair value of $28,335 at March 31, 2025 and $22,457 at December 31, 2024)	31,437	25,400
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	3,608	5,283
Loans receivable	1,509,986	1,456,329
Allowance for credit losses	(22,810)	(21,754)
Net loans receivable	1,487,176	1,434,575
Accrued interest receivable	8,379	7,937
Premises and equipment, net	35,810	35,480
Bank-owned life insurance	15,926	15,956
Goodwill	10,879	10,879
Other intangible assets, net	2,584	2,705
Other assets	22,530	23,457
Total assets	$2,068,985	$1,979,730

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$509,334	$454,296
Interest bearing deposits	1,212,313	1,131,887
Total deposits	1,721,647	1,586,183
Mortgagors’ escrow deposits	6,508	8,097
Borrowings from Federal Home Loan Bank of New York	—	40,000
Other liabilities	30,129	40,897
Total liabilities	1,758,284	1,675,177

Commitments and contingent liabilities – See Note 8

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized 25,853,091 and 25,978,904 shares issued and outstanding as of March 31, 2024 and December 31, 2024, respectively)	258	260
Additional paid in capital	114,441	114,113
Retained earnings	198,381	194,188
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(9,380)	(9,551)
Accumulated other comprehensive income	7,001	5,543
Total shareholders’ equity	310,701	304,553
Total liabilities and shareholders’ equity	$2,068,985	$1,979,730

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2025	2024
Interest and dividend income:
Loans	$21,170	$18,740
Securities	3,781	2,341
Interest-earning deposits with banks and other	897	2,034
Total interest and dividend income	25,848	23,115

Interest expense:
Deposits	6,418	5,536
Borrowings and other	347	248
Total interest expense	6,765	5,784
Net interest income	19,083	17,331
Provision for credit losses	800	80
Net interest income after provision for credit losses	18,283	17,251

Noninterest income:
Bank fees and service charges	1,364	1,501
Insurance and wealth management services	2,326	2,298
Net gain on equity securities	—	386
Other	35	49
Total noninterest income	3,725	4,234

Noninterest expense:
Salaries and employee benefits	8,294	7,387
Net occupancy and equipment	1,948	1,912
Data processing	844	1,065
Advertising and marketing	243	164
Insurance premiums	251	221
Federal Deposit Insurance Corporation insurance premiums	225	271
Professional fees	1,935	3,102
Other	851	1,307
Total noninterest expense	14,591	15,429
Income before income taxes	7,417	6,056
Income tax expense	1,654	1,337
Net income	$5,763	$4,719

Net earnings per common share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

Weighted average shares outstanding – basic	24,812,752	25,220,299
Weighted average shares outstanding – diluted	24,937,030	25,220,299

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2025	2024

Net income	$5,763	$4,719

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	2,112	433
Tax expense	553	114
	1,559	319
Defined benefit plans:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial gain	(137)	—
	(137)	—
Tax benefit	(36)	—
	(101)	—
Total other comprehensive income	1,458	319
Comprehensive income	$7,221	$5,038

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2024	25,977,679	$260	$113,432	$180,156	(10,233)	$181	$283,796
Net income	—	—	—	4,719	—	—	4,719
Other comprehensive income	—	—	—	—	—	319	319
ESOP shares committed to be released (12,729 shares)	—	—	(49)	—	171	—	122
Balance as of March 31, 2024	25,977,679	$260	$113,383	$184,875	$(10,062)	$500	$288,956

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2025	25,978,904	$260	$114,113	$194,188	$(9,551)	$5,543	$304,553
Net income	—	—	—	5,763	—	—	5,763
Other comprehensive income	—	—	—	—	—	1,458	1,458
ESOP shares committed to be released (12,729 shares)	—	—	(23)	—	171	—	148
Stock-based compensation expense	—	—	351	—	—	—	351
Restricted stock awards granted	5,000	—	—	—	—	—	—
Repurchases of common stock	(130,813)	(2)	—	(1,570)	—	—	(1,572)
Balance as of March 31, 2025	25,853,091	$258	$114,441	$198,381	$(9,380)	$7,001	$310,701

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net income	$5,763	$4,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	583	639
Provision for credit losses	800	80
Net accretion on securities	(1,187)	(508)
ESOP compensation	148	122
Loss on bank-owned life insurance	30	93
Net gain on sale or write-down of other real estate owned	—	(54)
Loss on sale, disposal or impairment of premises and equipment, net	4	—
Net gain on equity securities	—	(386)
Stock-based compensation expense	351	—
Deferred tax benefit	(389)	(569)
Increase in accrued interest receivable	(442)	(10)
Decrease (increase) in other assets	680	(182)
Decrease in other liabilities	(9,868)	(641)
Changes in operating leases	1	4
Net cash (used in) provided by operating activities	(3,526)	3,307

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	61,589	28,174
Proceeds from sales of securities available for sale	—	—
Purchases of securities available for sale	(47,783)	(3,730)
Proceeds from maturities and paydowns of securities held to maturity	3,145	237
Purchases of securities held to maturity	(9,241)	—
Proceeds from sales of equity securities	—	3,149
Net redemptions (purchases) of FHLBNY and FRBNY stock	1,675	(175)
Net increase in loans receivable	(53,672)	(48,660)
Purchases of premises and equipment	(1,365)	(103)
Proceeds from sale of other real estate owned	—	106
Net cash used in investing activities	(45,652)	(21,002)

Cash flows from financing activities:
Net increase in deposits	135,464	125,915
Net decrease in mortgagors’ escrow deposits	(1,589)	(1,287)
FHLBNY repayment, net	(40,000)	—
Repurchase of common stock	(1,572)	—
Repayment of finance lease liability	(20)	(26)
Net cash provided by financing activities	92,283	124,602

Net increase in cash and cash equivalents	43,105	106,907
Cash and cash equivalents at beginning of period	96,521	139,634
Cash and cash equivalents at end of period	$139,626	$246,541

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,819	$5,843
Income taxes	$—	$—
Non-cash investing and financing activity:
Right of use assets obtained in exchange for new finance lease liabilities	$—	$26

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The interim financial data as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2025 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Transition Report on Form 10-KT, for the six months ended December 31, 2024.

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

Adoption of Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, to provide more transparency about income tax information through improvements to income tax disclosures. Specifically, the update requires enhancements to the rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold, and greater disaggregation of income tax disclosures related to income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. Other than meeting the new disclosure requirements, the adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to improve the reportable segment disclosures by requiring disclosure of incremental segment information on an annual and interim basis. In addition, the amendments enhanced interim disclosure requirements, clarified circumstances in which an entity can disclose multiple segment measures of profit or loss, provided new segment disclosure requirements for entities with a single reportable segment and contained other disclosure requirements.  The ASU did not change how a public entity identifies its operating segments or determines its reportable segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this ASU were effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Other than meeting the new disclosure requirements, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company’s reportable segments are determined by the Chief Executive Officer, who is designated as the chief operating decision maker, based on information provided about the Company’s products and services offered. The Company’s operations are primarily in the community banking industry and includes retail and commercial banking services. The Company also sells commercial and consumer insurance products and employee benefit products and services through Pioneer Insurance Agency, Inc. and provides wealth management services through Pioneer Financial Services, Inc. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses that information to review performance of various components of the business. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources.  The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis along with monitoring budget to actual results are used in assessing performance. The financial information used for performance assessment by the chief operating decision maker is the same as the financial information included in the consolidated statements of condition and consolidated statements of operations.

Impact of Recent Accounting Pronouncements

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

3.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2025
U.S. Treasury	$172,933	$293	$(373)	$172,853
Mortgage-backed securities:
U.S. Government agency securities	24,434	141	(728)	23,847
Government-sponsored enterprises	22,468	128	(220)	22,376
Collateralized mortgage obligations:
U.S. Government agency securities	22,776	104	(286)	22,594
Government-sponsored enterprises	53,449	88	(277)	53,260
Municipal obligations	16,052	48	—	16,100
Total available for sale securities	$312,112	$802	$(1,884)	$311,030

December 31, 2024
U.S. Treasury	$217,412	$162	$(868)	$216,706
Mortgage-backed securities:
U.S. Government agency securities	20,517	—	(1,189)	19,328
Government-sponsored enterprises	17,522	—	(633)	16,889
Collateralized mortgage obligations:
U.S. Government agency securities	18,009	—	(461)	17,548
Government-sponsored enterprises	33,489	1	(249)	33,241
Municipal obligations	17,782	51	(8)	17,825
Total available for sale securities	$324,731	$214	$(3,408)	$321,537

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.4 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statements of condition.

There was no allowance for credit losses for securities available for sale as of March 31, 2025 and December 31, 2024.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
March 31, 2025
Corporate debt securities	$28,008	62	(3,413)	$24,657	$275	$27,733
Municipal obligations	3,704	—	(26)	3,678	—	3,704
Total held to maturity securities	$31,712	$62	$(3,439)	$28,335	$275	$31,437

December 31, 2024
Corporate debt securities	$22,000	59	(3,181)	$18,878	$216	$21,784
Municipal obligations	3,616	—	(37)	3,579	—	3,616
Total held to maturity securities	$25,616	$59	$(3,218)	$22,457	$216	$25,400

Accrued interest receivable on held to maturity debt securities totaled $337,000 and $254,000 at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statements of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of March 31, 2025 and December 31, 2024.

The following tables present the activity in the allowance for credit losses on securities held to maturity (dollars in thousands):

	For the Three Months Ended March 31, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$216	$59	$—	$—	$275
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$216	$59	$—	$—	$275

	For the Three Months Ended March 31, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$238	$—	$—	$—	$238
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$238	$—	$—	$—	$238

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$—	$—	$94,026	$(373)	$94,026	$(373)
Mortgage-backed securities:
U.S. Government agency securities	19,383	(728)	—	—	19,383	(728)
Government-sponsored enterprises	16,741	(220)	—	—	16,741	(220)
Collateralized mortgage obligations:
U.S. Government agency securities	9,872	(286)			9,872	(286)
Government-sponsored enterprises	38,465	(276)	11	(1)	38,476	(277)
Municipal obligations	—	—	—	—	—	—
	$84,461	$(1,510)	$94,037	$(374)	$178,498	$(1,884)

Securities held to maturity:
Corporate debt securities	$9,008	$(175)	$13,587	$(3,238)	$22,595	$(3,413)
Municipal obligations	—	—	3,678	(26)	3,678	(26)
	$9,008	$(175)	$17,265	$(3,264)	$26,273	$(3,439)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$14,432	$(4)	$128,283	$(864)	$142,715	$(868)
Mortgage-backed securities:
U.S. Government agency securities	19,328	(1,189)	—	—	19,328	(1,189)
Government-sponsored enterprises	16,889	(633)	—	—	16,889	(633)
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	(461)	—	—	17,548	(461)
Government-sponsored enterprises	31,128	(248)	11	(1)	31,139	(249)
Municipal obligations	6,437	(8)	—	—	6,437	(8)
	$105,762	$(2,543)	$128,294	$(865)	$234,056	$(3,408)

Securities held to maturity:
Corporate debt securities	$—	$—	$16,819	$(3,181)	$16,819	$(3,181)
Municipal obligations	—	—	3,579	(37)	3,579	(37)
	$—	$—	$20,398	$(3,218)	$20,398	$(3,218)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, which consisted of 41 and 52 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2025 and December 31, 2024, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of March 31, 2025 and December 31, 2024. There was no accrued interest reversed against interest income for the three months ended March 31, 2025 and 2024, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of March 31, 2025 and December 31, 2024. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	March 31, 2025
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$132,961	$132,673
Due after one to five years	59,389	59,637
Due after five to ten years	22,157	22,060
Due after ten years	97,605	96,660
	$312,112	$311,030

Securities held to maturity:
Due in one year or less	$2,861	$2,835
Due after one to five years	843	843
Due after five to ten years	28,008	24,657
	$31,712	$28,335

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities available for sale for the three months ended March 31, 2025 and 2024.

There were no sales of securities held to maturity for the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2024, the Company received $3.1 million in proceeds from the sale of equity securities.

At March 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of March 31, 2025 and December 31, 2024, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $308.3 million and $313.6 million, respectively.

4.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Commercial:
Real estate	$424,294	$414,835
Commercial and industrial	109,793	108,474
Construction	142,922	130,959
Total commercial	677,009	654,268
Residential mortgages	720,416	689,569
Home equity loans and lines	93,094	94,928
Consumer	19,467	17,564
	1,509,986	1,456,329
Allowance for credit losses	(22,810)	(21,754)
Net loans receivable	$1,487,176	$1,434,575

Accrued interest receivable on loans totaled $6.6 million and $6.3 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statements of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $10.3 million and $9.8 million at March 31, 2025 and December 31, 2024, respectively, and are included in net loans receivable.

The allowance for credit losses on loans estimate uses a four quarter reasonable and supportable forecast period based on economic forecast from the Federal Open Market Committee (“FOMC”) of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. gross domestic product (“GDP”) growth. The forecast will revert to long-term economic conditions over a four quarter reversion period on a straight-line basis. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended March 31, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,067	$568	$—	$6	$12,641
Residential mortgages	7,930	321	(4)	29	8,276
Home equity loans and lines of credit	1,185	(8)	(23)	—	1,154
Consumer	572	190	(29)	6	739
Allowance for credit losses - loans	21,754	1,071	(56)	41	22,810
Allowance for credit losses - off-balance sheet credit exposures	2,190	(330)	—	—	1,860
Total	$23,944	$741	$(56)	$41	$24,670

	For the Three Months Ended March 31, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,674	$(233)	$—	$6	$12,447
Residential mortgages	6,970	455	(6)	—	7,419
Home equity loans and lines of credit	1,339	3	—	2	1,344
Consumer	379	33	(24)	2	390
Allowance for credit losses - loans	21,362	258	(30)	10	21,600
Allowance for credit losses - off-balance sheet credit exposures	1,681	(178)	—	—	1,503
Total	$23,043	$80	$(30)	$10	$23,103

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	March 31, 2025
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$169	$—	$—	$—	$169
Related to loans collectively evaluated	12,472	8,276	1,154	739	22,641
Ending balance	$12,641	$8,276	$1,154	$739	$22,810

Loans:
Individually evaluated	$5,864	$1,528	$—	$—	$7,392
Loans collectively evaluated	671,145	718,888	93,094	19,467	1,502,594
Ending balance	$677,009	$720,416	$93,094	$19,467	$1,509,986

	December 31, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$—	$—	$—	$—	$—
Related to loans collectively evaluated	12,067	7,930	1,185	572	21,754
Ending balance	$12,067	$7,930	$1,185	$572	$21,754

Loans:
Individually evaluated	$—	$1,541	$—	$—	$1,541
Loans collectively evaluated	654,268	688,028	94,928	17,564	1,454,788
Ending balance	$654,268	$689,569	$94,928	$17,564	$1,456,329

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three months ended March 31, 2025 and 2024 was immaterial.

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

The Company may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered include principal reductions, interest rate reductions, term extensions, or a combination. There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the three months ended March 31, 2025 and 2024.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	March 31, 2025
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$5,864	$4,695	$1	$—
Commercial and industrial	9	—	—	—
Construction	—	—	—	—
Residential mortgages	3,867	1,528	—	—
Home equity loans and lines	955	—	—	—
Consumer	—	—	—	—
	$10,695	$6,223	$1	$—

	December 31, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$—	$—	$1	$—
Commercial and industrial	10	—	—	—
Construction	—	—	—	—
Residential mortgages	4,127	1,541	—	—
Home equity loans and lines	1,109	—	—	—
Consumer	—	—	—	—
	$5,246	$1,541	$1	$—

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

March 31, 2025
	Amortized Cost	Collateral Type
Commercial:
Real estate	$5,864	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	1,528	Residential real estate property
Home equity loans and lines	—
Consumer	—
$7,392

December 31, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$—
Commercial and industrial	—
Construction	—
Residential mortgages	1,541	Residential real estate property
Home equity loans and lines	—
Consumer	—
$1,541

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	March 31, 2025
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$107	$5,770	$1	$5,878	$418,416	$424,294
Commercial and industrial	46	—	—	46	109,747	109,793
Construction	—	—	—	—	142,922	142,922
Residential mortgages	843	224	1,014	2,081	718,335	720,416
Home equity loans and lines	1,383	—	331	1,714	91,380	93,094
Consumer	10	5	—	15	19,452	19,467
Total	$2,389	$5,999	$1,346	$9,734	$1,500,252	$1,509,986

	December 31, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$6,734	$—	$1	$6,735	$408,100	$414,835
Commercial and industrial	5	—	—	5	108,469	108,474
Construction	—	—	—	—	130,959	130,959
Residential mortgages	—	888	1,515	2,403	687,166	689,569
Home equity loans and lines	1,198	67	567	1,832	93,096	94,928
Consumer	7	6	—	13	17,551	17,564
Total	$7,944	$961	$2,083	$10,988	$1,445,341	$1,456,329

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
		2024					Loans	Loans
		Transition					Amortized	Converted
March 31, 2025	2025	Period	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$14,830	$14,304	$33,156	$45,705	$54,090	$234,707	$552	$—	$397,344
Special mention	—	—	—	466	—	5,567	—	—	6,033
Substandard	—	—	—	—	2,185	16,470	1,092	—	19,747
Doubtful	—	—	—	—	326	844	—	—	1,170
Total commercial real estate	$14,830	$14,304	$33,156	$46,171	$56,601	$257,588	$1,644	$—	$424,294

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$7,522	$9,272	$12,768	$5,010	$4,052	$9,711	$56,956	$—	$105,291
Special mention	—	—	—	—	—	1,460	—	—	1,460
Substandard	—	—	—	—	14	2,291	630	—	2,935
Doubtful	—	—	—	—	—	107	—	—	107
Total commercial and industrial	$7,522	$9,272	$12,768	$5,010	$4,066	$13,569	$57,586	$—	$109,793

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Risk Rating
Pass	$4,846	$25,140	$56,843	$6,805	$31,155	$17,916	$217	$—	$142,922
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$4,846	$25,140	$56,843	$6,805	$31,155	$17,916	$217	$—	$142,922

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$23,473	$91,602	$184,109	$194,894	$40,070	$182,287	$114	$—	$716,549
Non-performing	—	—	—	1,091	512	2,264	—	—	3,867
Total residential mortgages	$23,473	$91,602	$184,109	$195,985	$40,582	$184,551	$114	$—	$720,416

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$—	$4

Home equity loans and lines of credit
Performing	$254	$2,431	$6,039	5,799	$8,767	$16,219	$50,201	$2,429	$92,139
Non-performing	—	—	—	—	92	169	694	—	955
Total home equity loans and lines of credit	$254	$2,431	$6,039	$5,799	$8,859	$16,388	$50,895	$2,429	$93,094

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Consumer
Performing	$411	$5,791	$4,762	$499	$59	$3,170	$4,775	$—	$19,467
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$411	$5,791	$4,762	$499	$59	$3,170	$4,775	$—	$19,467

Current period gross charge-offs	$25	$—	$—	$3	$—	$1	$—	$—	$29

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
	2024						Loans	Loans
	Transition						Amortized	Converted
December 31, 2024	Period	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$11,873	$33,387	$46,482	$54,961	$22,212	$223,547	$531	$—	$392,993
Special mention	—	—	—	—	—	4,918	—	—	4,918
Substandard	—	—	—	2,198	—	13,634	1,092	—	16,924
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$11,873	$33,387	$46,482	$57,159	$22,212	$242,099	$1,623	$—	$414,835

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$11,089	$13,794	$5,472	$4,377	$2,459	$9,354	$59,342	$—	$105,887
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	15	—	2,304	151	—	2,470
Doubtful	—	—	—	—	—	117	—	—	117
Total commercial and industrial	$11,089	$13,794	$5,472	$4,392	$2,459	$11,775	$59,493	$—	$108,474

Current period gross charge-offs	$—	$—	$—	$—	$21	$66	$24	$—	$111

Commercial construction
Risk Rating
Pass	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$71,164	$187,372	$198,502	$41,117	$54,754	$132,419	$114	$—	$685,442
Non-performing	—	—	1,140	516	—	2,471	—	—	4,127
Total residential mortgages	$71,164	$187,372	$199,642	$41,633	$54,754	$134,890	$114	$—	$689,569

Current period gross charge-offs	$—	$—	$41	$—	$—	$4	$—	$—	$45

Home equity loans and lines of credit
Performing	$2,465	$6,219	$5,949	8,955	$3,209	$13,561	$51,312	$2,149	$93,819
Non-performing	—	—	—	95	—	194	820	—	1,109
Total home equity loans and lines of credit	$2,465	$6,219	$5,949	$9,050	$3,209	$13,755	$52,132	$2,149	$94,928

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564

Current period gross charge-offs	$46	$15	$7	$3	$—	$29	$—	$—	$100

As of March 31, 2025 and December 31, 2024, the Company had pledged $695.6 million and $672.3 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At March 31, 2025, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $372.8 million, consisting of $186.4 million of interest rate swaps with commercial borrowers and $186.4 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At December 31, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $376.6 million, consisting of $188.3 million of interest rate swaps with commercial borrowers and $188.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	March 31, 2025
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$10,729	$10,729
Less: cash collateral applied	(10,729)	—
Net amount	$—	$10,729

	December 31, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,735	$13,735
Less: cash collateral applied	(13,735)	—
Net amount	$—	$13,735

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At March 31, 2025, the Company had received $10.8 million and deposited none as collateral for swap agreements with third-party counterparties. At December 31, 2024, the Company had received $13.7 million and deposited none as collateral for swap agreements with third-party counterparties.

6.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive Income Components			Where Net Income is Presented
	Three Months Ended
	March 31,
	2025	2024
Amortization of defined benefit plan items (before tax):
Net actuarial gain	$(137)	$—	Other noninterest expense
Tax benefit	36	—	Income tax expense
Net of tax	(101)	—
Total reclassification for the period, net of tax	$(101)	$—

The balances and changes in the components of accumulated other comprehensive income, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2025:
Accumulated other comprehensive income (loss) as of January 1, 2025	$(2,360)	$7,903	$5,543
Other comprehensive income before reclassifications	1,559	—	1,559
Amounts reclassified from accumulated other comprehensive income	—	(101)	(101)
Accumulated other comprehensive income (loss) as of March 31, 2025	$(801)	$7,802	$7,001

2024:
Accumulated other comprehensive income (loss) as of January 1, 2024	$(3,953)	$4,134	$181
Other comprehensive income before reclassifications	319	—	319
Amounts reclassified from accumulated other comprehensive income	—	—	—
Accumulated other comprehensive income (loss) as of March 31, 2024	$(3,634)	$4,134	$500

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$553	$114
Reclassification adjustment for (gains) losses included in net income	—	—
	553	114
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	(36)	—
	(36)	—
	$517	$114

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

Net periodic pension (income) cost included the following components (dollars in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Service cost	$301	$230
Interest cost	570	379
Expected return on plan assets	(854)	(533)
Amortization of net actuarial gain	(118)	—
Net periodic pension (income) cost	$(101)	$76

The service cost component of the net periodic (income) cost is included in salaries and employee benefits and the interest cost, expected return on plan assets and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Contributions

For the three months ended March 31, 2024 and 2023, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included the following components (dollars in thousands):

	For the Three Months Ended
	March 31,
	2025	2024
Service cost	$4	$6
Interest cost	16	19
Amortization of net actuarial gain	(19)	(10)
Net periodic post-retirement benefit cost	$1	$15

The service cost component of the net periodic post-retirement benefit cost is included in salaries and employee benefits and the interest cost and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2025 was $10.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of March 31,
	2025	2024
Allocated	270,692	254,580
Committed to be allocated	12,729	12,729
Unallocated	700,100	751,016
Total shares	983,521	1,018,325

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2025 and 2024 was $148,000 and $122,000, respectively.

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

	March 31, 2025
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$27,346	$276,855	$304,201
Standby letters of credit	—	21,286	21,286
	$27,346	$298,141	$325,487

	December 31, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$31,804	$285,464	$317,268
Standby letters of credit	—	22,552	22,552
	$31,804	$308,016	$339,820

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At March 31, 2025, approximately $314.1 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At March 31, 2025, approximately $223,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At March 31, 2025 and December 31, 2024, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at March 31, 2025 and December 31, 2024 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At March 31, 2025 and December 31, 2024, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 was recognized for the three months ended March 31, 2025 and 2024. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of March 31, 2025. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

Mann Entities Related Fraudulent Activity

During the quarter ended September 30, 2019, the Company became aware of potentially fraudulent activity associated with transactions by an established business customer of the Bank. The customer and various affiliated entities (collectively, the “Mann Entities”) had numerous accounts with the Bank. The transactions in question related both to deposit and lending activity with the Mann Entities.

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the quarter ended September 30, 2019, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the quarter ended September 30, 2019, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through March 31, 2025, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank is the originating lender). In the quarter ended June 30, 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the quarter ended March 31, 2020 and the quarter ended September 30, 2020, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through March 31, 2025, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

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

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, engaged in constructive fraud, engaged in fraudulent inducement, engaged in fraudulent concealment, and negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On November 30, 2022, Berkshire Bank filed an amended complaint asserting substantially similar claims to those asserted in the original complaint, except that it excised the claim for negligent misrepresentation that the Court previously had dismissed, and included claims for breach of the loan participation agreement between the Bank and Berkshire Bank dated as of June 29, 2017 and separate claims for fraudulent inducement with respect to each of the three loan participation agreements. On January 30, 2023, the Bank filed its answer to the amended complaint and asserted counterclaims against Berkshire Bank for breach of the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, as well as a claim for a declaratory judgment that Berkshire Bank ratified the agreement and may not contest its validity. On March 7, 2025, Berkshire Bank filed a motion for leave to file a second amended complaint. The second amended complaint asserts the same causes of action as the first amended complaint, except that it also adds three new causes of action that seek a portion of the proceeds of the Bank’s settlement of the Bank’s claims against outside auditors for alleged professional malpractice in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries for the fiscal years 2010 to 2018. Briefing on the motion to amend was completed on April 11, 2025, and the motion is now pending before the Court for decision. This matter is currently in discovery.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, engaged in fraudulent activities, engaged in constructive fraud, and negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On July 21, 2023, Chemung filed an amended complaint that asserts the same causes of actions as the original complaint (except that it excised the claim for negligent misrepresentation previously dismissed by the Court), but includes additional factual allegations. On September 19, 2023, the Bank filed its answer to the amended complaint and asserted counterclaims against Chemung for breach of the loan participation agreement between the Bank and Chemung dated as of August 12, 2019, as well as a claim for a declaratory judgment that Chemung ratified the agreement and may not contest its validity. On March 7, 2025, Chemung filed a motion for leave to file a second amended complaint. The second amended complaint asserts the same causes of action as the first amended complaint, except that it also adds three new causes of action that seek a portion of the proceeds of the Bank’s settlement of the Bank’s claims against outside auditors for alleged professional malpractice in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries for the fiscal years 2010 to 2018. Briefing on the motion to amend was completed on April 11, 2025, and the motion is now pending before the Court for decision. This matter is currently in discovery.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties wrongfully converted certain tax funds belonging to AXH, were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same alleged taxes sought in the Southwestern, and NatPay complaints. On August 12, 2022, AXH filed an amended complaint asserting gross negligence, unjust enrichment, and accounting claims against the Pioneer Parties. The amended complaint seeks the same relief as in the original complaint. On August 26, 2022, the Pioneer Parties filed their answer to the amended complaint.  Thereafter, discovery on the matter proceeded until the Court issued a stay of the action on June 30, 2024.  The stay is expected to be in effect until at least June 10, 2025.

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13, 2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. On October 14, 2022, the magistrate judge assigned to the case entered a report and recommendation recommending the motion to dismiss the Bank’s petition be granted in part and denied in part. On October 28, 2022, the Bank filed an objection to the magistrate judge’s report and recommendation. The government filed its opposition to the Bank’s objection on November 21, 2022. On April 5, 2024, the district judge entered an order overruling the Bank’s objection and affirming the magistrate judge’s report and recommendation. The court ordered the matter to proceed to a hearing but has not yet set a date for the hearing. On February 27, 2025, the magistrate judge assigned to the case denied the Bank’s motion to file an amended petition. This matter is currently in discovery.

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs in the second complaint seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment. Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees. The Pioneer Parties acknowledged service of the complaints as of December 30, 2022. On February 28, 2023, the Pioneer Parties filed motions to dismiss the complaints. On April 7, 2023, the plaintiffs filed amended complaints that assert the same causes of action but include additional allegations. On April 27, 2023, the Pioneer Parties elected to withdraw their pending motions to dismiss and file renewed motions to dismiss the amended complaints. The Pioneer Parties filed renewed motions to dismiss on June 26, 2023. On August 25, 2023, plaintiffs in both putative class actions filed their responses to the renewed motions to dismiss filed by the Pioneer Parties. On October 6, 2023, the Pioneer Parties filed their reply to the response of the plaintiffs. On February 1, 2024, the court entered an order, on its own motion, staying both actions pending the outcome of the ongoing, earlier-filed federal litigation described above. On January 31, 2025, the parties submitted a joint written update to the court concerning the status of the federal litigation. These actions remain stayed pending the outcome of that litigation.

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

The New York State Department of Financial Services (the “NYSDFS”) made requests for production of documents, conducted interviews with Bank employees, and took other investigatory actions with respect to the Bank’s practices associated with the Mann Parties. The Bank has complied with these requests, producing responsive, non-privileged documents to the NYSDFS. In Summer 2021, NYSDFS informed the Bank that if the parties could not reach a negotiated resolution related to NYSDFS’s findings arising from the Bank’s practices associated with the Mann Parties, NYSDFS would proceed to an administrative hearing on the issue. NYSDFS did not further pursue negotiations of the matter in or around the second part of 2023. Thereafter, the Bank converted from a New York chartered savings bank to a national bank, with the approval of the Office of the Comptroller of the Currency (the “OCC”), as of April 1, 2024. As a result of the conversion, the OCC has now assumed the regulatory oversight responsibilities previously held by NYSDFS.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		March 31, 2025 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$172,853	$172,853	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	23,847	—	23,847	—
Government-sponsored enterprises	22,376	—	22,376	—
Collateralized mortgage obligations:
U.S. Government agency securities	22,594	—	22,594	—
Government-sponsored enterprises	53,260	—	53,260	—
Municipal obligations	16,100	—	16,100	—
Total available for sale securities	311,030	172,853	138,177	—
Derivative assets (1)	10,729	—	10,729	—
Total	$321,759	$172,853	$148,906	$—

Liabilities:
Derivative liabilities (1)	$10,729	$—	$10,729	$—
Total	$10,729	$—	$10,729	$—

		Fair Value Measurements at
		December 31, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$216,706	$216,706	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	19,328	—	19,328	—
Government-sponsored enterprises	16,889	—	16,889	—
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	—	17,548	—
Government-sponsored enterprises	33,241	—	33,241	—
Municipal obligations	17,825	—	17,825	—
Total available for sale securities	321,537	216,706	104,831	—
Derivative assets (1)	13,735	—	13,735	—
Total	$335,272	$216,706	$118,566	$—

Liabilities:
Derivative liabilities (1)	$13,735	$—	$13,735	$—
Total	$13,735	$—	$13,735	$—

(1)	Additional information regarding the impact of offsetting cash collateral can be found in Note 5 – Derivatives.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Individually evaluated loans:
Commercial loans	$1,001	$—	$—	$1,001

Loans individually evaluated for credit losses where the amortized cost was adjusted to fair value had a carrying amount of $1.2 million with a valuation allowance of $169,000 resulting in an estimated fair value of $1.0 million as of March 31, 2025. There were no loans individually evaluated for credit losses where the amortized cost was adjusted to fair value as of December 31, 2024.

The Company had no OREO at March 31, 2025 and December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
March 31, 2025
Individually evaluated loans:
Commercial loans	$1,001	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	March 31, 2025
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$139,626	$139,626	$139,626		$—		$—
Securities available for sale	311,030	311,030	172,853		138,177		—
Securities held to maturity	31,437	28,335	—		28,335		—
FHLBNY and FRBNY stock	3,608	3,608	—		3,608		—
Net loans receivable	1,487,176	1,445,874	—		—		1,445,874
Accrued interest receivable	8,379	8,379	—		8,379		—
Derivative assets (1)	10,729	10,729	—		10,729		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,571,582	$1,571,582	$—		$1,571,582		$—
Time deposits	150,065	149,265	—		149,265		—
Mortgagors’ escrow deposits	6,508	6,508	—		6,508		—
Derivative liabilities (1)	10,729	10,729	—		10,729		—

	December 31, 2024
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$96,521	$96,521	$96,521		$—		$—
Securities available for sale	321,537	321,537	216,706		104,831		—
Securities held to maturity	25,400	22,457	—		22,457		—
FHLBNY and FRBNY stock	5,283	5,283	—		5,283		—
Net loans receivable	1,434,575	1,373,719	—		—		1,373,719
Accrued interest receivable	7,937	7,937	—		7,937		—
Derivative assets (1)	13,735	13,735	—		13,735		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,411,385	$1,411,385	$—		$1,411,385		$—
Time deposits	174,798	173,881	—		173,881		—
Mortgagors’ escrow deposits	8,097	8,097	—		8,097		—
FHLB advances	40,000	39,995	—		39,995		—
Derivative liabilities (1)	13,735	13,735	—		13,735		—

(1)	Additional information regarding the impact of offsetting cash collateral can be found in Note 5 – Derivatives.

Short-Term Financial Instruments

The fair value of certain financial instruments are estimated to approximate their carrying amounts because the remaining term to maturity or period to repricing of the financial instrument is less than ninety days. Such financial instruments include cash and cash equivalents, accrued interest receivable, and mortgagor’s escrow deposits.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers, for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Noninterest Income
In scope
Insurance services	$499	$671
Wealth management services	1,827	1,627
Service charges on deposit accounts	594	588
Card services income	661	666
Other	70	86
Noninterest income in scope	3,651	3,638

Noninterest income out of scope	74	596

Total noninterest income	$3,725	$4,234

1

11.EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share (in thousands, except for share and per share amounts):

	For the Three Months Ended March 31,
	2025	2024

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$5,763	$4,719

Average number of common shares outstanding	25,519,217	25,977,679
Less: Average unallocated ESOP shares	706,465	757,380
Weighted-average number of common shares outstanding - basic	24,812,752	25,220,299
Add: Effect of dilutive stock options and restricted stock	124,278	—
Weighted-average number of common shares outstanding - diluted	24,937,030	25,220,299

Net earnings per common share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.19

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 852,500 for the three months ended March 31, 2025. There were no anti-dilutive shares for the three months ended March 31, 2024.

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

Additional factors that may affect our results are discussed in the transition report on Form 10-KT for the six months ended December 31, 2024, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments, except as required by applicable law.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income, other gains and losses, and miscellaneous income.

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

“More Than a Bank” Strategy

At the heart of our success is our distinctive business strategy to operate as a diversified financial institution focused on our relationship-based model of creating client advocacy through our highly engaged employees.

We have continued to thrive through our focused approach to executing on key elements of our business strategy, including strategically growing through deepening client relationships, maintaining an appropriate balance in the overall loan portfolio, diversifying and growing our products and services, working to increase our share of lower-cost core deposits, evaluating opportunities for selective acquisitions, and our ongoing focus on our commitment to an engaged workforce.

As we look forward, our strategic focus remains clear: to deliver long-term value to our stockholders while serving the needs of our clients, employees, and communities. Our strategy of being “More Than a Bank” will continue to prioritize growth in key markets, disciplined lending, and expanding our product and service offerings to meet evolving client needs.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.3 million, or 6.0%, assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Three Months Ended March 31,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,467,963	$21,170	5.98%	$1,301,493	$18,740	5.92%
Securities	357,171	3,781	4.36%	337,408	2,341	2.82%
Interest-earning deposits and other	79,999	897	4.63%	148,493	2,034	5.62%
Total interest-earning assets	1,905,133	25,848	5.62%	1,787,394	23,115	5.30%
Non-interest-earning assets	136,805			144,174
Total assets	$2,041,938			$1,931,568

Interest-bearing liabilities:
Demand deposits	$153,853	$713	1.89%	$188,082	$856	1.84%
Savings deposits	261,066	84	0.13%	268,911	43	0.06%
Money market deposits	599,526	4,222	2.89%	500,529	3,474	2.82%
Certificates of deposit	153,011	1,399	3.76%	129,029	1,163	3.67%
Total interest-bearing deposits	1,167,456	6,418	2.25%	1,086,551	5,536	2.07%
Borrowings and other	34,603	347	4.13%	22,077	248	4.60%
Total interest-bearing liabilities	1,202,059	6,765	2.30%	1,108,628	5,784	2.11%
Non-interest-bearing deposits	499,327			494,909
Other non-interest-bearing liabilities	32,020			41,728
Total liabilities	1,733,406			1,645,265
Total shareholders' equity	308,532			286,303
Total liabilities and shareholders' equity	$2,041,938			$1,931,568
Net interest income		$19,083			$17,331
Net interest rate spread (1)			3.32%			3.19%
Net interest-earning assets (2)	$703,074			$678,766
Net interest margin (3)			4.12%			3.96%
Average interest-earning assets to interest-bearing liabilities	158.49%			161.23%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended March 31,
	2025 vs. 2024
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$2,250	$180	$2,430
Securities	139	1,301	1,440
Interest-earning deposits and other	(821)	(316)	(1,137)
Total interest-earning assets	1,568	1,165	2,733

Interest-bearing liabilities:
Demand deposits	(165)	22	(143)
Savings deposits	(1)	42	41
Money market deposits	669	79	748
Certificates of deposit	210	26	236
Total interest-bearing deposits	713	169	882
Borrowings and other	128	(29)	99
Total interest-bearing liabilities	841	140	981
Change in net interest income	$727	$1,025	$1,752

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets of $2.07 billion at March 31, 2025 increased $89.3 million, or 4.5%, from $1.98 billion at December 31, 2024. The increase was due primarily to an increase of $52.6 million, or 3.7%, in net loans receivable and an increase of $43.1 million, or 44.7% in cash and cash equivalents.

Cash and Cash Equivalents. Total cash and cash equivalents of $139.6 million at March 31, 2025, increased $43.1 million, or 44.7%, from $96.5 million at December 31, 2024.

Securities Available for Sale. Total securities available for sale of $311.0 million at March 31, 2025 decreased $10.5 million, or 3.3%, from $321.5 million at December 31, 2024. The decrease was primarily due to maturities, paydowns and calls of $61.6 million, offset in part by purchases of $47.8 million during the three months ended March 31, 2025.

Securities Held to Maturity. Total securities held to maturity of $31.4 million at March 31, 2025 increased $6.0 million, or 23.8%, from $25.4 million at December 31, 2024. The increase was primarily due to purchases of $9.2 million, offset in part by maturities and paydowns of $3.1 million during the three months ended March 31, 2025.

Net Loans Receivable. Net loans receivable of $1.49 billion at March 31, 2025 increased $52.6 million, or 3.7%, from $1.43 billion at December 31, 2024. The increase in net loans receivable was primarily a result of growth in the residential mortgage loan portfolio which increased by $30.8 million, or 4.5%, to $720.4 million at March 31, 2025 from $689.6 million at December 31, 2024. Commercial construction loans increased by $11.9 million, or 9.1%, to $142.9 million at March 31, 2025 from $131.0 million at December 31, 2024, commercial real estate loans increased by $9.5 million, or 2.3%, to $424.3 million at March 31, 2025 from $414.8 million at December 31, 2024, consumer loans increased by $1.9 million, or 10.8%, to $19.5 million at March 31, 2025 from $17.6 million at December 31, 2024, and commercial and industrial loans increased by $1.3 million, or 1.2%, to $109.8 million at March 31, 2025 from $108.5 million at December 31, 2024.  These increases were partially offset by a decrease in home equity loans and lines of credit of $1.8 million, or 1.9%, to $93.1 million at March 31, 2025 from $94.9 million at December 31, 2024.

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

The following table presents our commercial real estate loan portfolio by industry sector at March 31, 2025.

	At March 31, 2025
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans:
Multi-family	$124,867	29.4%
Owner-occupied real estate:
Retail	24,474	5.8%
Office	22,114	5.2%
Warehouse	9,204	2.2%
Accommodation and food service	7,959	1.9%
Mixed use	6,309	1.5%
Other real estate	17,891	4.2%
Total owner-occupied real estate	87,951	20.8%
Non-owner occupied real estate:
Retail	70,369	16.6%
Office	38,774	9.1%
Warehouse	35,765	8.4%
Accommodation and food service	35,121	8.3%
Mixed use	6,789	1.6%
Other real estate	24,658	5.8%
Total non-owner occupied real estate	211,476	49.8%
Total commercial real estate loans	$424,294	100.0%

Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.

Deposits. Deposits of $1.72 billion at March 31, 2025 increased $135.5 million, or 8.5%, from $1.59 billion at December 31, 2024. By deposit category, money market accounts increased by $108.2 million, or 19.4%, to $666.7 million at March 31, 2025 from $558.5 million at December 31, 2024, non-interest-bearing demand accounts increased by $55.0 million, or 12.1%, to $509.3 million at March 31, 2025 from $454.3 million at December 31, 2024, and savings accounts increased by $4.3 million, or 1.7%, to $264.5 million at March 31, 2025 from $260.2 million at December 31, 2024. These increases were offset in part by a decrease in certificate of deposits of $24.7 million, or 14.1%, to $150.1 million at March 31, 2025 from $174.8 million at December 31, 2024 (included in certificates of deposit were brokered deposits which decreased by $27.0 million to $13.0 million at March 31, 2025 from $40.0 million at December 31, 2024), and by a decrease in demand accounts of $7.3 million, or 5.3%, to $131.1 million at March 31, 2025 from $138.4 million at December 31, 2024.

The increase in money market accounts and non-interest-bearing demand accounts was primarily related to growth in municipal deposits due to seasonality and growth in commercial deposits. The decrease in certificates of deposit was primarily due to a decrease in brokered deposits, partially offset by a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The decrease in demand accounts was primarily related to migration of funds to higher interest-bearing accounts.

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	March 31, 2025		At December 31, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$814,437	47.3%	$848,505	53.5%
Business deposits	348,818	20.3%	297,936	18.8%
Municipal deposits	558,392	32.4%	439,742	27.7%
Total	$1,721,647	100.0%	$1,586,183	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	At March 31, 2025	At December 31, 2024

	(In thousands)
Uninsured deposits, per regulatory requirements	$872,118	$688,288
Less: Affiliate deposits	43,047	44,051
Collateralized deposits	558,392	439,742
Uninsured deposits, after exclusions	$270,679	$204,495

Uninsured deposits after exclusions represents 15.7% and 12.9% of total deposits as of March 31, 2025 and December 31, 2024, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credits.

Borrowings from Federal Home Loan Bank of New York (“FHLBNY”). There were no borrowings from FHLBNY at March 31, 2025, compared to $40.0 million at December 31, 2024. The decrease in borrowings from FHLBNY was due to the payoff of the borrowings during the three months ended March 31, 2025.

Total Shareholders’ Equity. Total shareholders’ equity of $310.7 million at March 31, 2025 increased $6.1 million, or 2.0%, from $304.6 million at December 31, 2024 primarily as a result of net income of $5.8 million and an increase in accumulated other comprehensive income of $1.5 million, partially offset by the repurchase of common stock of $1.6 million.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and March 31, 2024

General.  Net income increased by $1.1 million to $5.8 million for the three months ended March 31, 2025 as compared to $4.7 million for the three months ended March 31, 2024. The increase was primarily due to an increase in net interest income of $1.8 million and a decrease in non-interest expense of $838,000, offset in part by an increase in the provision for credit losses of $720,000, a decrease in non-interest income of $509,000, and by an increase in income tax expense of $317,000.

Interest and Dividend Income.  Interest and dividend income increased $2.7 million, or 11.8%, to $25.8 million for the three months ended March 31, 2025, from $23.1 million for the three months ended March 31, 2024 due to increases in interest income on loans and interest income on securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 32 basis points increase in the average yield on interest-earning assets to 5.62% for the three months ended March 31, 2025, from 5.30% for the three months ended March 31, 2024. The increase in the average yield on interest-earning assets was driven by market related increases in interest rates on new loans and on investment securities purchased. Average interest-earning assets increased by $117.7 million from $1.79 billion for the three months ended March 31, 2024 to $1.91 billion for the three months ended March 31, 2025 primarily due to the increase in the average balance of loans.

Interest income on loans increased $2.5 million, or 13.0%, to $21.2 million for the three months ended March 31, 2025 from $18.7 million for the three months ended March 31, 2024. Interest income on loans increased due to a $166.5 million increase in the average balance of loans to $1.47 billion for the three months ended March 31, 2025 from $1.30 billion for the three months ended March 31, 2024, coupled with a six basis points increase in the average yield on loans to 5.98% for the three months ended March 31, 2025 from 5.92% for the three months ended March 31, 2024. The increase in the average balance of loans was principally due to purchases of residential mortgage loans. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans.

Interest income on securities increased $1.5 million, or 61.5%, to $3.8 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024. Interest income on securities increased due to a $19.8 million increase in the average balance of securities to $357.2 million for the three months ended March 31, 2025 from $337.4 million for the three months ended March 31, 2024, and a 154 basis points increase in the average yield on securities to 4.36% for the three months ended March 31, 2025 from 2.82% for the three months ended March 31, 2024. The increase in the average balance and average yield of securities was primarily due to the purchases of new securities during the three months ended March 31, 2025 and the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks and other decreased $1.1 million to $897,000 for the three months ended March 31, 2025 from $2.0 million for the three months ended March 31, 2024. Interest income on interest-earning deposits with banks and other decreased due to a $68.5 million decrease in the average balances on interest-earning deposits with banks and other to $80.0 million for the three months ended March 31, 2025 from $148.5 million for the three months ended March 31, 2024, primarily due to an increase in the average balances of loans and securities, as well as a 99 basis points decrease in the average yield on interest-earning deposits with banks and other to 4.63% for the three months ended March 31, 2025 from 5.62% for the three months ended March 31, 2024 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $981,000 to $6.8 million for the three months ended March 31, 2025 from $5.8 million for the three months ended March 31, 2024 as a result of increases in interest expense on deposits. The increase was primarily due to a 19 basis points increase in the average cost of interest-bearing liabilities to 2.30% for the three months ended March 31, 2025 from 2.11% for the three months ended March 31, 2024, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $882,000 to $6.4 million for the three months ended March 31, 2025 from $5.5 million for the three months ended March 31, 2024. Interest expense on interest-bearing deposits increased primarily due to a 18 basis points increase in the average cost of interest-bearing deposits to 2.25% for the three months ended March 31, 2025 from 2.07% for the three months ended March 31, 2024, as well as a shift in the mix of interest-bearing deposits to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $80.9 million to $1.17 billion for the three months ended March 31, 2025 from $1.09 billion for the three months ended March 31, 2024. The increase in the average cost of interest-bearing deposits was due primarily to the upward repricing of certain interest-bearing deposit accounts in response to changes in market interest rates, as well as a shift in the mix of deposits towards higher cost interest-bearing accounts. The increase in the average balance of interest-bearing deposits was due to higher average money market and certificates of deposit balances.

Interest expense on borrowings and other liabilities increased $99,000 to $347,000 for the three months ended March 31, 2025 from $248,000 for the three months ended March 31, 2024 due primarily to an increase in the average borrowings and other liabilities of $12.5 million to $34.6 million for the three months ended March 31, 2025 from $22.1 million for the three months ended March 31, 2024, offset in part by a decrease in the average cost of borrowings and other liabilities of 47 basis points to 4.13% for the three months ended March 31, 2025 from 4.60% for the three months ended March 31, 2024.

Net Interest Income.  Net interest income of  $19.1 million for the three months ended March 31, 2025 increased $1.8 million, or 10.1%, compared to $17.3 million for the three months ended March 31, 2024 as net interest margin increased 16 basis points to 4.12% for the three months ended March 31, 2025 from 3.96% for the three months ended March 31, 2024, and due to an increase in net interest-earning assets by $24.3 million to $703.1 million for the three months ended March 31, 2025 from $678.8 million for the three months ended March 31, 2024. Net interest rate spread increased 13 basis points to 3.32% for the three months ended March 31, 2025 from 3.19% for the three months ended March 31, 2024.

Provision for Credit Losses.  The provision for credit losses was $800,000 for the three months ended March 31, 2025, as compared to a provision for credit losses of $80,000 for the three months ended March 31, 2024. The increase in the provision for credit losses for the three months ended March 31, 2025 was primarily due to changes in current economic conditions and growth in the loan portfolio. Non-performing assets were $10.7 million, or 0.52% of total assets, at March 31, 2025, compared to $5.2 million, or 0.27% of total assets, at December 31, 2024 and $8.7 million, or 0.44% of total assets, at March 31, 2024.  The allowance for credit losses on loans was $22.8 million at March 31, 2025, compared to $21.8 million at December 31, 2024 and $21.6 million at March 31, 2024, representing 1.51%, 1.49% and 1.62% of total loans outstanding, respectively. Net charge-offs were $15,000 for the three months ended March 31, 2025, compared to net charge-offs of $20,000 for the three months ended March 31, 2024. Annualized net charge-offs were 0.00% of average loans for the three months ended March 31, 2025, compared to annualized net charge-offs of 0.01% of average loans for the three months ended March 31, 2024.

Non-Interest Income.  Non-interest income decreased $509,000, or 12.0%, to $3.7 million for the three months ended March 31, 2025 as compared to $4.2 million for the three months ended March 31, 2024. The decrease in noninterest income for the three months ended March 31, 2025 was primarily due to $386,000 of net gain on equity securities during the three months ended March 31, 2024.

Non-Interest Expense.  Non-interest expense decreased $838,000, or 5.4%, to $14.6 million for the three months ended March 31, 2025 as compared to $15.4 million for the three months ended March 31, 2024. The decrease in noninterest expense for the three months ended March 31, 2025 was primarily due to a decrease in professional fees of $1.2 million and a decrease in other expenses of $456,000, offset in part by an increase in salaries and employee benefits of $907,000. Professional fees decreased due to lower legal fees and expenses as compared to the prior-year period. Other expenses decreased due to a benefit for the other cost components of the net periodic pension and post-retirement benefits cost during the three months ended March 31, 2025. Salaries and employee benefits increased primarily due to compensation expense from annual merit increases as well as due to share-based compensation costs recognized during the three months ended March 31, 2025 for the stock awards granted during the three months ended June 30, 2024.

Income Tax Expense. Income tax expense increased $317,000 to $1.7 million for the three months ended March 31, 2025 as compared to $1.3 million for the three months ended March 31, 2024 primarily due to an increase in income before income taxes. Our effective tax rate was 22.3% for the three months ended March 31, 2025 compared to 22.1% for the three months ended March 31, 2024.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$5,864	$—
Commercial and industrial	9	10
Commercial construction	—	—
Residential mortgages	3,867	4,127
Home equity loans and lines of credit	955	1,109
Consumer	—	—
Total non-accrual loans	10,695	5,246

Accruing loans past due 90 days or more:
Commercial real estate	1	1
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	1	1

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	—

Total non-performing assets	$10,696	$5,247

Total non-performing loans to total loans	0.71%	0.36%
Total non-performing assets to total assets	0.52%	0.27%

Non-accrual loans increased $5.5 million to $10.7 million at December 31, 2024 from $5.2 million at December 31, 2024 primarily due to a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties and a $844,000 commercial real estate loan secured by manufactured housing parks being placed on non-accrual during the three months ended March 31, 2025.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024

	(In thousands)
Classification of Loans:
Substandard	$27,504	$24,630
Doubtful	1,277	117
Loss	—	—
Total Classified Loans	$28,781	$24,747

Special Mention	$7,493	$4,918

Total substandard loans increased $2.9 million to $27.5 million at March 31, 2025 from $24.6 million at December 31, 2024 primarily due to the migration from the pass category to the substandard category of a $3.0 million commercial real estate loan relationship consisting of two loans secured by manufactured housing parks.

Total special mention loans increased by $2.6 million to $7.5 million at March 31, 2025 from $4.9 million at December 31, 2024 primarily due to the migration from the pass category to the special mention category of a $1.1 million commercial real estate loan relationship consisting of three loans secured by various multi-family properties, and the migration from the pass category to the special mention category of a $1.5 million commercial and industrial loan secured by the business assets.

Total doubtful loans increased by $1.2 million to $1.3 million at March 31, 2025 from $117,000 at December 31, 2024 primarily due to the migration from the pass category to the doubtful category of a $844,000 commercial real estate loan secured by manufactured housing parks.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Allowance at beginning of period	$21,754	$21,362

Provision for credit losses	1,071	258

Charge offs:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	4	6
Home equity loans and lines of credit	23	—
Consumer	29	24
Total charge-offs	56	30

Recoveries:
Commercial real estate	—	—
Commercial and industrial	6	6
Commercial construction	—	—
Residential mortgages	29	—
Home equity loans and lines of credit	—	2
Consumer	6	2
Total recoveries	41	10

Net charge-offs	15	20

Allowance at end of period	$22,810	$21,600

Allowance to non-performing loans	213.26%	248.56%
Allowance to total loans outstanding at the end of the period	1.51%	1.62%
Net charge-offs (recoveries) to average loans outstanding during the period (1)
Commercial real estate	—%	—%
Commercial and industrial	(0.02)%	(0.03)%
Commercial construction	—%	—%
Residential mortgages	(0.01)%	—%
Home equity loans and lines of credit	0.10%	(0.01)%
Consumer	0.41%	0.38%
Total	—%	0.01%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the Federal Home Loan Bank of New York. At March 31, 2025, we had the ability to borrow up to $554.7 million from the Federal Home Loan Bank of New York, of which none was utilized for borrowings and $250.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2025, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets. We cannot predict the impact of the events described in “Part II, Item 1 – Legal Proceedings” may have on our Liquidity and Capital Resources beyond the quarter ended March 31, 2025.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2025, cash and cash equivalents totaled $139.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $311.0 million at March 31, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2025 totaled $125.7 million, or 7.30%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank of New York advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”). At March 31, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios in order to avoid limitations on distributions and certain discretionary bonus payments to executive officers. The required capital conservation buffer is 2.50%.

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of March 31, 2025, the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

As of March 31, 2025, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of March 31, 2025

Tier 1 (leverage) capital	$236,850	11.74%	$80,712	4.00%	N/A	N/A	$100,890	5.00%
Risk-based capital
Common Tier 1	$236,850	17.86%	$59,661	4.50%	$92,806	7.00%	$86,177	6.50%
Tier 1	$236,850	17.86%	$79,548	6.00%	$112,692	8.50%	$106,064	8.00%
Total	$253,526	19.12%	$106,064	8.00%	$139,208	10.50%	$132,579	10.00%

As of December 31, 2024

Tier 1 (leverage) capital	$231,140	12.07%	$76,623	4.00%	N/A	N/A	$95,779	5.00%
Risk-based capital
Common Tier 1	$231,140	17.99%	$57,833	4.50%	$89,962	7.00%	$83,536	6.50%
Tier 1	$231,140	17.99%	$77,110	6.00%	$109,240	8.50%	$102,814	8.00%
Total	$247,305	19.24%	$102,814	8.00%	$134,943	10.50%	$128,517	10.00%

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

At March 31, 2025, we had $325.5 million of commitments to originate or purchase loans, comprised of $194.1 million of commitments under commercial loans and lines of credit (including $71.6 million of unadvanced portions of commercial construction loans), $73.1 million of commitments under home equity loans and lines of credit, $30.0 million of commitments to purchase residential mortgage loans and $7.0 million of unfunded commitments under consumer lines of credit. In addition, at March 31, 2025, we had $21.3 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of March 31, 2025, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved, including those related to the Mann Entities, are discussed in “Part I, Item 1 – Consolidated Financial Statements – Note 8 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company’s Transition Report on Form 10-KT for the six months ended December 31, 2024 (“Form 10-K”). Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth in the Form 10-K also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2025.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2025:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased	Share	Programs	Programs (1)
January 1 through January 31, 2025	-	$-	-	905,108
February 1 through February 28, 2025	-	-	-	905,108
March 1 through March 31, 2025	130,813	11.87	130,813	774,295
Total	130,813	$11.87	130,813	774,295

(1)	On May 21, 2024, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,298,883 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three months ended March 31, 2025, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

Mar
May 9, 2025	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

May 9, 2025	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer