Form 10-Q
period 2025-06-30
Pioneer Bancorp, Inc./MD
filed 2025-08-08
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025 there were 25,294,829 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$29,594	$25,650
Federal funds sold	2,682	3,644
Interest-earning deposits with banks	89,792	67,227
Cash and cash equivalents	122,068	96,521
Securities available for sale, at fair value	288,220	321,537
Securities held to maturity, net of allowance for credit losses of $381 at June 30, 2025 and $216 at December 31, 2024 (fair value of $37,568 at June 30, 2025 and $22,457 at December 31, 2024)	42,406	25,400
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	3,765	5,283
Loans receivable	1,566,664	1,456,329
Allowance for credit losses	(23,804)	(21,754)
Net loans receivable	1,542,860	1,434,575
Accrued interest receivable	8,704	7,937
Premises and equipment, net	35,725	35,480
Bank-owned life insurance	15,328	15,956
Goodwill	10,879	10,879
Other intangible assets, net	2,464	2,705
Other assets	24,006	23,457
Total assets	$2,096,425	$1,979,730

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$470,900	$454,296
Interest bearing deposits	1,270,960	1,131,887
Total deposits	1,741,860	1,586,183
Mortgagors’ escrow deposits	10,769	8,097
Borrowings from Federal Home Loan Bank of New York	—	40,000
Other liabilities	29,547	40,897
Total liabilities	1,782,176	1,675,177

Commitments and contingent liabilities – See Note 8

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized 25,557,955 and 25,978,904 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	255	260
Additional paid in capital	114,771	114,113
Retained earnings	201,381	194,188
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(9,210)	(9,551)
Accumulated other comprehensive income	7,052	5,543
Total shareholders’ equity	314,249	304,553
Total liabilities and shareholders’ equity	$2,096,425	$1,979,730

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans	$22,332	$19,382	$43,502	$38,122
Securities	3,942	2,240	7,723	4,581
Interest-earning deposits with banks and other	732	1,936	1,629	3,970
Total interest and dividend income	27,006	23,558	52,854	46,673

Interest expense:
Deposits	6,844	6,094	13,262	11,630
Borrowings and other	554	266	901	514
Total interest expense	7,398	6,360	14,163	12,144
Net interest income	19,608	17,198	38,691	34,529
Provision for credit losses	1,550	750	2,350	830
Net interest income after provision for credit losses	18,058	16,448	36,341	33,699

Noninterest income:
Bank fees and service charges	1,609	1,432	2,973	2,933
Insurance and wealth management services	2,513	2,278	4,839	4,576
Net gain on equity securities	—	—	—	386
Other	684	(22)	719	27
Total noninterest income	4,806	3,688	8,531	7,922

Noninterest expense:
Salaries and employee benefits	8,506	7,457	16,800	14,844
Net occupancy and equipment	1,840	1,817	3,788	3,729
Data processing	894	985	1,738	2,050
Advertising and marketing	306	212	549	376
Insurance premiums	245	227	496	448
Federal Deposit Insurance Corporation insurance premiums	226	287	451	558
Professional fees	1,845	2,538	3,780	5,640
Other	865	1,583	1,716	2,890
Total noninterest expense	14,727	15,106	29,318	30,535
Income before income taxes	8,137	5,030	15,554	11,086
Income tax expense	1,686	1,100	3,340	2,437
Net income	$6,451	$3,930	$12,214	$8,649

Net earnings per common share:
Basic	$0.26	$0.16	$0.49	$0.34
Diluted	$0.26	$0.16	$0.49	$0.34

Weighted average shares outstanding – basic	24,510,936	25,179,835	24,724,696	25,191,330
Weighted average shares outstanding – diluted	24,567,328	25,209,101	24,777,301	25,220,596

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$6,451	$3,930	$12,214	$8,649

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	206	1,217	2,318	1,650
Tax expense	54	317	607	431
	152	900	1,711	1,219
Defined benefit plans:
Change in funded status of defined benefit plans	—	4,826	—	4,826
Reclassification adjustment for amortization of net actuarial gain	(137)	(30)	(274)	(30)
	(137)	4,796	(274)	4,796
Tax (benefit) expense	(36)	1,254	(72)	1,254
	(101)	3,542	(202)	3,542
Total other comprehensive income	51	4,442	1,509	4,761
Comprehensive income	$6,502	$8,372	$13,723	$13,410

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2024	25,977,679	$260	$113,432	$180,156	(10,233)	$181	$283,796
Net income	—	—	—	4,719	—	—	4,719
Other comprehensive income	—	—	—	—	—	319	319
ESOP shares committed to be released (12,729 shares)	—	—	(49)	—	171	—	122
Balance as of March 31, 2024	25,977,679	$260	$113,383	$184,875	$(10,062)	$500	$288,956

Net income	—	—	—	3,930	—	—	3,930
Other comprehensive income	—	—	—	—	—	4,442	4,442
ESOP shares committed to be released (12,729 shares)	—	—	(49)	—	170	—	121
Stock-based compensation expense	—	—	154	—	—	—	154
Restricted stock awards granted	390,000	4	(4)	—	—	—	—
Repurchases of common stock	(106,386)	(1)	—	(1,074)	—	—	(1,075)
Balance as of June 30, 2024	26,261,293	$263	$113,484	$187,731	$(9,892)	$4,942	$296,528

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2025	25,978,904	$260	$114,113	$194,188	$(9,551)	$5,543	$304,553
Net income	—	—	—	5,763	—	—	5,763
Other comprehensive income	—	—	—	—	—	1,458	1,458
ESOP shares committed to be released (12,729 shares)	—	—	(23)	—	171	—	148
Stock-based compensation expense	—	—	351	—	—	—	351
Restricted stock awards granted	5,000	—	—	—	—	—	—
Repurchases of common stock	(130,813)	(2)	—	(1,570)	—	—	(1,572)
Balance as of March 31, 2025	25,853,091	$258	$114,441	$198,381	$(9,380)	$7,001	$310,701

Net income	—	—	—	6,451	—	—	6,451
Other comprehensive income	—	—	—	—	—	51	51
ESOP shares committed to be released (12,729 shares)	—	—	(24)	—	170	—	146
Stock-based compensation expense	—	—	354	—	—	—	354
Purchase of employee restricted shares to fund statutory tax withholdings	(12,300)	—	—	(145)	—	—	(145)
Repurchases of common stock	(282,836)	(3)	—	(3,306)	—	—	(3,309)
Balance as of June 30, 2025	25,557,955	$255	$114,771	$201,381	$(9,210)	$7,052	$314,249

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net income	$12,214	$8,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,183	1,280
Provision for credit losses	2,350	830
Net accretion on securities	(2,502)	(1,043)
ESOP compensation	294	243
(Earnings) loss on bank-owned life insurance	(514)	189
Net gain on sale or write-down of other real estate owned	—	(55)
Loss on sale, disposal or impairment of premises and equipment, net	7	288
Gain on termination of operating lease, net	(10)	—
Net gain on equity securities	—	(386)
Stock-based compensation expense	705	154
Deferred tax benefit	(1,042)	(192)
(Increase) decrease in accrued interest receivable	(767)	119
Decrease in other assets	317	3,206
Decrease in other liabilities	(10,689)	(942)
Changes in operating leases	(9)	8
Net cash provided by operating activities	1,537	12,348

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	131,532	71,770
Purchases of securities available for sale	(93,395)	(6,090)
Proceeds from maturities and paydowns of securities held to maturity	3,329	693
Purchases of securities held to maturity	(20,500)	(2,253)
Proceeds from sales of equity securities	—	3,149
Net redemptions (purchases) of FHLBNY and FRBNY stock	1,518	(2,300)
Net increase in loans receivable	(111,014)	(81,024)
Purchases of premises and equipment	(1,873)	(304)
Proceeds from bank-owned life insurance death benefit	1,142	—
Proceeds from sale of other real estate owned	—	106
Net cash used in investing activities	(89,261)	(16,253)

Cash flows from financing activities:
Net increase in deposits	155,677	28,157
Net decrease in mortgagors’ escrow deposits	2,672	2,431
Repayment of FHLBNY borrowings, net	(40,000)	—
Repurchase of common stock	(4,881)	(1,075)
Purchase of employee restricted shares to fund statutory tax withholding	(145)	—
Repayment of finance lease liability	(52)	(52)
Net cash provided by financing activities	113,271	29,461

Net increase in cash and cash equivalents	25,547	25,556
Cash and cash equivalents at beginning of period	96,521	139,634
Cash and cash equivalents at end of period	$122,068	$165,190

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,044	$5,843
Income taxes	$3,500	$—
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$595	$—
Right of use assets obtained in exchange for new finance lease liabilities	$—	$26

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The interim financial data as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2025 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Transition Report on Form 10-KT, for the six months ended December 31, 2024. On October 15, 2024, the board of directors of the Company approved an amendment to Article VI, Section 5 of its Bylaws to change its fiscal year end from June 30 to December 31. Accordingly, the prior-period comparative financial information presented has been recast in this report to align with the Company’s new fiscal calendar.

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

3.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2025
U.S. Treasury	$118,663	$260	$(137)	$118,786
Mortgage-backed securities:
U.S. Government agency securities	33,655	131	(796)	32,990
Government-sponsored enterprises	41,160	195	(284)	41,071
Collateralized mortgage obligations:
U.S. Government agency securities	22,133	49	(260)	21,922
Government-sponsored enterprises	52,433	132	(208)	52,357
Municipal obligations	21,052	42	—	21,094
Total available for sale securities	$289,096	$809	$(1,685)	$288,220

December 31, 2024
U.S. Treasury	$217,412	$162	$(868)	$216,706
Mortgage-backed securities:
U.S. Government agency securities	20,517	—	(1,189)	19,328
Government-sponsored enterprises	17,522	—	(633)	16,889
Collateralized mortgage obligations:
U.S. Government agency securities	18,009	—	(461)	17,548
Government-sponsored enterprises	33,489	1	(249)	33,241
Municipal obligations	17,782	51	(8)	17,825
Total available for sale securities	$324,731	$214	$(3,408)	$321,537

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.2 million and $1.3 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statements of condition.

There was no allowance for credit losses for securities available for sale as of June 30, 2025 and December 31, 2024.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
June 30, 2025
Corporate debt securities	$38,907	266	(5,468)	$33,705	$381	$38,526
Municipal obligations	3,880	—	(17)	3,863	—	3,880
Total held to maturity securities	$42,787	$266	$(5,485)	$37,568	$381	$42,406

December 31, 2024
Corporate debt securities	$22,000	59	(3,181)	$18,878	$216	$21,784
Municipal obligations	3,616	—	(37)	3,579	—	3,616
Total held to maturity securities	$25,616	$59	$(3,218)	$22,457	$216	$25,400

Accrued interest receivable on held to maturity debt securities totaled $408,000 and $254,000 at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statements of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of June 30, 2025 and December 31, 2024.

The following tables present the activity in the allowance for credit losses on securities held to maturity (dollars in thousands):

	For the Three Months Ended June 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$275	$106	$—	$—	$381
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$275	$106	$—	$—	$381

	For the Three Months Ended June 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$238	$24	$—	$—	$262
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$238	$24	$—	$—	$262

	For the Six Months Ended June 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$216	$165	$—	$—	$381
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$216	$165	$—	$—	$381

	For the Six Months Ended June 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$238	$24	$—	$—	$262
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$238	$24	$—	$—	$262

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$4,880	$(2)	$49,579	$(135)	$54,459	$(137)
Mortgage-backed securities:
U.S. Government agency securities	28,652	(796)	—	—	28,652	(796)
Government-sponsored enterprises	16,250	(284)	—	—	16,250	(284)
Collateralized mortgage obligations:
U.S. Government agency securities	14,700	(260)	—	—	14,700	(260)
Government-sponsored enterprises	37,974	(208)	10	—	37,984	(208)
Municipal obligations	—		—	—	—	—
	$102,456	$(1,550)	$49,589	$(135)	$152,045	$(1,685)

Securities held to maturity:
Corporate debt securities	$9,014	$(157)	$17,750	$(5,311)	$26,764	$(5,468)
Municipal obligations	—	—	3,863	(17)	3,863	(17)
	$9,014	$(157)	$21,613	$(5,328)	$30,627	$(5,485)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$14,432	$(4)	$128,283	$(864)	$142,715	$(868)
Mortgage-backed securities:
U.S. Government agency securities	19,328	(1,189)	—	—	19,328	(1,189)
Government-sponsored enterprises	16,889	(633)	—	—	16,889	(633)
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	(461)	—	—	17,548	(461)
Government-sponsored enterprises	31,128	(248)	11	(1)	31,139	(249)
Municipal obligations	6,437	(8)	—	—	6,437	(8)
	$105,762	$(2,543)	$128,294	$(865)	$234,056	$(3,408)

Securities held to maturity:
Corporate debt securities	$—	$—	$16,819	$(3,181)	$16,819	$(3,181)
Municipal obligations	—	—	3,579	(37)	3,579	(37)
	$—	$—	$20,398	$(3,218)	$20,398	$(3,218)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, which consisted of 35 and 52 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2025 and December 31, 2024, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of June 30, 2025 and December 31, 2024. There was no accrued interest reversed against interest income for the three and six months ended June 30, 2025 and 2024, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of June 30, 2025 and December 31, 2024. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	June 30, 2025
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$105,296	$105,237
Due after one to five years	37,782	37,998
Due after five to ten years	22,067	21,992
Due after ten years	123,951	122,993
	$289,096	$288,220

Securities held to maturity:
Due in one year or less	$3,125	$3,108
Due after one to five years	2,755	2,755
Due after five to ten years	36,907	31,705
	$42,787	$37,568

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities available for sale for the three and six months ended June 30, 2025 and 2024.

There were no sales of securities held to maturity for the three and six months ended June 30, 2025 and 2024.

During the six months ended June 30, 2024, the Company received $3.1 million in proceeds from the sale of equity securities.

At June 30, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of June 30, 2025 and December 31, 2024, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $285.6 million and $313.6 million, respectively.

4.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Commercial:
Real estate	$432,438	$414,835
Commercial and industrial	114,064	108,474
Construction	163,290	130,959
Total commercial	709,792	654,268
Residential mortgages	742,219	689,569
Home equity loans and lines	95,104	94,928
Consumer	19,549	17,564
	1,566,664	1,456,329
Allowance for credit losses	(23,804)	(21,754)
Net loans receivable	$1,542,860	$1,434,575

Accrued interest receivable on loans totaled $7.1 million and $6.3 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statements of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $10.7 million and $9.8 million at June 30, 2025 and December 31, 2024, respectively, and are included in net loans receivable.

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

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended June 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,641	$736	$(69)	$9	$13,317
Residential mortgages	8,276	349	—	3	8,628
Home equity loans and lines of credit	1,154	35	—	—	1,189
Consumer	739	(56)	(19)	6	670
Allowance for credit losses - loans	22,810	1,064	(88)	18	23,804
Allowance for credit losses - off-balance sheet credit exposures	1,860	380	—	—	2,240
Total	$24,670	$1,444	$(88)	$18	$26,044

	For the Three Months Ended June 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,447	$34	$—	$23	$12,504
Residential mortgages	7,419	399	(112)	—	7,706
Home equity loans and lines of credit	1,344	(101)	—	1	1,244
Consumer	390	(2)	(42)	1	347
Allowance for credit losses - loans	21,600	330	(154)	25	21,801
Allowance for credit losses - off-balance sheet credit exposures	1,503	396	—	—	1,899
Total	$23,103	$726	$(154)	$25	$23,700

	For the Six Months Ended June 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,067	$1,304	$(69)	$15	$13,317
Residential mortgages	7,930	670	(4)	32	8,628
Home equity loans and lines of credit	1,185	27	(23)	—	1,189
Consumer	572	134	(48)	12	670
Allowance for credit losses - loans	21,754	2,135	(144)	59	23,804
Allowance for credit losses - off-balance sheet credit exposures	2,190	50	—	—	2,240
Total	$23,944	$2,185	$(144)	$59	$26,044

	For the Six Months Ended June 30, 2024

	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,674	$(199)	$—	29	$12,504
Residential mortgages	6,970	854	(118)	—	7,706
Home equity loans and lines of credit	1,339	(98)	—	3	1,244
Consumer	379	31	(66)	3	347
Allowance for credit losses - loans	21,362	588	(184)	35	21,801
Allowance for credit losses - off-balance sheet credit exposures	1,681	218	—	—	1,899
Total	$23,043	$806	$(184)	$35	$23,700

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	June 30, 2025
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$108	$—	$—	$—	$108
Related to loans collectively evaluated	13,209	8,628	1,189	670	23,696
Ending balance	$13,317	$8,628	$1,189	$670	$23,804

Loans:
Individually evaluated	$5,466	$1,516	$—	$—	$6,982
Loans collectively evaluated	704,326	740,703	95,104	19,549	1,559,682
Ending balance	$709,792	$742,219	$95,104	$19,549	$1,566,664

	December 31, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$—	$—	$—	$—	$—
Related to loans collectively evaluated	12,067	7,930	1,185	572	21,754
Ending balance	$12,067	$7,930	$1,185	$572	$21,754

Loans:
Individually evaluated	$—	$1,541	$—	$—	$1,541
Loans collectively evaluated	654,268	688,028	94,928	17,564	1,454,788
Ending balance	$654,268	$689,569	$94,928	$17,564	$1,456,329

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and six months ended June 30, 2025 and 2024 was immaterial.

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

The Company may occasionally make modifications to loans where the borrower is considered to be experiencing financial difficulty. Types of modifications considered include principal reductions, interest rate reductions, other-than-insignificant payment delay, term extensions, or a combination. There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the three and six months ended June 30, 2025 and 2024.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	June 30, 2025
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$5,466	$4,616	$1	$—
Commercial and industrial	34	—	—	—
Construction	—	—	—	—
Residential mortgages	4,352	1,516	—	—
Home equity loans and lines	1,035	—	—	—
Consumer	—	—	—	—
	$10,887	$6,132	$1	$—

	December 31, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$—	$—	$1	$—
Commercial and industrial	10	—	—	—
Construction	—	—	—	—
Residential mortgages	4,127	1,541	—	—
Home equity loans and lines	1,109	—	—	—
Consumer	—	—	—	—
	$5,246	$1,541	$1	$—

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

June 30, 2025
	Amortized Cost	Collateral Type
Commercial:
Real estate	$5,466	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	1,516	Residential real estate property
Home equity loans and lines	—
Consumer	—
$6,982

December 31, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$—
Commercial and industrial	—
Construction	—
Residential mortgages	1,541	Residential real estate property
Home equity loans and lines	—
Consumer	—
$1,541

The following tables present the aging of the recorded investment in loans by class of loans as of (dollars in thousands):

	June 30, 2025
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$9	$1	$5,467	$5,477	$426,961	$432,438
Commercial and industrial	8	—	—	8	114,056	114,064
Construction	—	—	—	—	163,290	163,290
Residential mortgages	—	1,128	2,125	3,253	738,966	742,219
Home equity loans and lines	1,308	119	101	1,528	93,576	95,104
Consumer	25	—	—	25	19,524	19,549
Total	$1,350	$1,248	$7,693	$10,291	$1,556,373	$1,566,664

	December 31, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$6,734	$—	$1	$6,735	$408,100	$414,835
Commercial and industrial	5	—	—	5	108,469	108,474
Construction	—	—	—	—	130,959	130,959
Residential mortgages	—	888	1,515	2,403	687,166	689,569
Home equity loans and lines	1,198	67	567	1,832	93,096	94,928
Consumer	7	6	—	13	17,551	17,564
Total	$7,944	$961	$2,083	$10,988	$1,445,341	$1,456,329

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
		2024					Loans	Loans
		Transition					Amortized	Converted
June 30, 2025	2025	Period	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$30,498	$14,249	$32,874	$44,618	$53,738	$229,787	$750	$—	$406,514
Special mention	—	—	—	458	—	5,630	—	—	6,088
Substandard	—	—	—	—	2,151	15,760	1,075	—	18,986
Doubtful	—	—	—	—	—	850	—	—	850
Total commercial real estate	$30,498	$14,249	$32,874	$45,076	$55,889	$252,027	$1,825	$—	$432,438

Current period gross charge-offs	$—	$—	$—	$—	$69	$—	$—	$—	$69

Commercial and industrial
Risk Rating
Pass	$11,861	$9,276	$13,341	$4,382	$3,750	$9,034	$58,019	$—	$109,663
Special mention	—	—	—	—	—	1,434	—	—	1,434
Substandard	—	—	—	—	13	2,204	653	—	2,870
Doubtful	—	—	—	—	—	97	—	—	97
Total commercial and industrial	$11,861	$9,276	$13,341	$4,382	$3,763	$12,769	$58,672	$—	$114,064

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction
Risk Rating
Pass	$11,593	$34,295	$62,998	$5,858	$30,750	$17,044	$752	$—	$163,290
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$11,593	$34,295	$62,998	$5,858	$30,750	$17,044	$752	$—	$163,290

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$58,705	$91,095	$181,903	$189,053	$39,773	$177,221	$117	$—	$737,867
Non-performing	—	—	338	1,457	506	2,051	—	—	4,352
Total residential mortgages	$58,705	$91,095	$182,241	$190,510	$40,279	$179,272	$117	$—	$742,219

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$—	$4

Home equity loans and lines of credit
Performing	$1,112	$2,394	$5,885	$5,390	$8,592	$15,524	$52,839	$2,333	$94,069
Non-performing	—	—	—	—	90	170	775	—	1,035
Total home equity loans and lines of credit	$1,112	$2,394	$5,885	$5,390	$8,682	$15,694	$53,614	$2,333	$95,104

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Consumer
Performing	$705	$5,448	$4,357	$436	$49	$3,069	$5,485	$—	$19,549
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$705	$5,448	$4,357	$436	$49	$3,069	$5,485	$—	$19,549

Current period gross charge-offs	$40	$—	$—	$6	$1	$1	$—	$—	$48

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
	2024						Loans	Loans
	Transition						Amortized	Converted
December 31, 2024	Period	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$11,873	$33,387	$46,482	$54,961	$22,212	$223,547	$531	$—	$392,993
Special mention	—	—	—	—	—	4,918	—	—	4,918
Substandard	—	—	—	2,198	—	13,634	1,092	—	16,924
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$11,873	$33,387	$46,482	$57,159	$22,212	$242,099	$1,623	$—	$414,835

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$11,089	$13,794	$5,472	$4,377	$2,459	$9,354	$59,342	$—	$105,887
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	15	—	2,304	151	—	2,470
Doubtful	—	—	—	—	—	117	—	—	117
Total commercial and industrial	$11,089	$13,794	$5,472	$4,392	$2,459	$11,775	$59,493	$—	$108,474

Current period gross charge-offs	$—	$—	$—	$—	$21	$66	$24	$—	$111

Commercial construction
Risk Rating
Pass	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$71,164	$187,372	$198,502	$41,117	$54,754	$132,419	$114	$—	$685,442
Non-performing	—	—	1,140	516	—	2,471	—	—	4,127
Total residential mortgages	$71,164	$187,372	$199,642	$41,633	$54,754	$134,890	$114	$—	$689,569

Current period gross charge-offs	$—	$—	$41	$—	$—	$4	$—	$—	$45

Home equity loans and lines of credit
Performing	$2,465	$6,219	$5,949	8,955	$3,209	$13,561	$51,312	$2,149	$93,819
Non-performing	—	—	—	95	—	194	820	—	1,109
Total home equity loans and lines of credit	$2,465	$6,219	$5,949	$9,050	$3,209	$13,755	$52,132	$2,149	$94,928

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564

Current period gross charge-offs	$46	$15	$7	$3	$—	$29	$—	$—	$100

As of June 30, 2025 and December 31, 2024, the Company had pledged $719.4 million and $672.3 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At June 30, 2025, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $392.2 million, consisting of $196.1 million of interest rate swaps with commercial borrowers and $196.1 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At December 31, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $376.6 million, consisting of $188.3 million of interest rate swaps with commercial borrowers and $188.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	June 30, 2025
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$8,769	$8,769
Less: cash collateral applied	(8,670)	—
Net amount	$99	$8,769

	December 31, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,735	$13,735
Less: cash collateral applied	(13,735)	—
Net amount	$—	$13,735

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At June 30, 2025, the Company had received $8.7 million and deposited none as collateral for swap agreements with third-party counterparties. At December 31, 2024, the Company had received $13.7 million and deposited none as collateral for swap agreements with third-party counterparties.

6.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income were as follows (dollars in thousands):

Details About Accumulated Other					Affected Line Item in the Statement
Comprehensive Income Components					Where Net Income is Presented
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Amortization of defined benefit plan items (before tax):
Net actuarial gain	$(137)	$(30)	$(274)	$(30)	Other noninterest expense
Tax benefit	36	8	72	8	Income tax expense
Net of tax	(101)	(22)	(202)	(22)
Total reclassification for the period, net of tax	$(101)	$(22)	$(202)	$(22)

The balances and changes in the components of accumulated other comprehensive income, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2025:
Accumulated other comprehensive income (loss) as of April 1, 2025	$(801)	$7,802	$7,001
Other comprehensive income before reclassifications	152	—	152
Amounts reclassified from accumulated other comprehensive income	—	(101)	(101)
Accumulated other comprehensive income (loss) as of June 30, 2025	$(649)	$7,701	$7,052

2024:
Accumulated other comprehensive income (loss) as of April 1, 2024	$(3,634)	$4,134	$500
Other comprehensive income before reclassifications	900	3,564	4,464
Amounts reclassified from accumulated other comprehensive income	—	(22)	(22)
Accumulated other comprehensive income (loss) as of June 30, 2024	$(2,734)	$7,676	$4,942

	For the Six Months Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2025:
Accumulated other comprehensive income (loss) as of January l, 2025	$(2,360)	$7,903	$5,543
Other comprehensive income before reclassifications	1,711	—	1,711
Amounts reclassified from accumulated other comprehensive income	—	(202)	(202)
Accumulated other comprehensive income (loss) as of June 30, 2025	$(649)	$7,701	$7,052

2024:
Accumulated other comprehensive income (loss) as of January l, 2024	$(3,953)	$4,134	$181
Other comprehensive income before reclassifications	1,219	3,564	4,783
Amounts reclassified from accumulated other comprehensive income	—	(22)	(22)
Accumulated other comprehensive income (loss) as of June 30, 2024	$(2,734)	$7,676	$4,942

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2025	2024
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$54	$317
Reclassification adjustment for (gains) losses included in net income	—	—
	54	317
Defined benefit plans:
Change in funded status	—	1,262
Reclassification adjustment for amortization of net actuarial gain	(36)	(8)
	(36)	1,254
	$18	$1,571

	For the Six Months Ended
	June 30,
	2025	2024
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$607	$431
Reclassification adjustment for (gains) losses included in net income	—	—
	607	431
Defined benefit plans:
Change in funded status	—	1,262
Reclassification adjustment for amortization of net actuarial gain	(72)	(8)
	(72)	1,254
	$535	$1,685

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

Net periodic pension (income) cost included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$301	$358	$602	$588
Interest cost	570	734	1,140	1,113
Expected return on plan assets	(854)	(1,016)	(1,708)	(1,549)
Amortization of net actuarial gain	(118)	—	(236)	—
Net periodic pension (income) cost	$(101)	$76	$(202)	$152

The service cost component of the net periodic (income) cost is included in salaries and employee benefits and the interest cost, expected return on plan assets and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Contributions

For the three and six months ended June 30, 2025 and 2024, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Service cost	$4	$1	$8	$7
Interest cost	16	15	32	34
Amortization of net actuarial gain	(19)	—	(38)	(10)
Net periodic post-retirement benefit cost	$1	$16	$2	$31

The service cost component of the net periodic post-retirement benefit cost is included in salaries and employee benefits and the interest cost and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2025 was $10.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of June 30,
	2025	2024
Allocated	266,188	254,580
Committed to be allocated	25,458	25,458
Unallocated	687,371	738,287
Total shares	979,017	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and six months ended June 30, 2025 was $146,000 and $294,000, respectively.

Total compensation expense recognized in connection with the ESOP for the three and six months ended June 30, 2024 was $121,000 and $243,000, respectively.

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

	June 30, 2025
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$35,997	$325,269	$361,266
Standby letters of credit	—	22,411	22,411
	$35,997	$347,680	$383,677

	December 31, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$31,804	$285,464	$317,268
Standby letters of credit	—	22,552	22,552
	$31,804	$308,016	$339,820

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At June 30, 2025, approximately $319.1 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At June 30, 2025, approximately $216,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At June 30, 2025 and December 31, 2024, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at June 30, 2025 and December 31, 2024 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At June 30, 2025 and December 31, 2024, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $0 was recognized for the three and six months ended June 30, 2025 and 2024. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $54.4 million in excess of the accrued liability, if any, as of June 30, 2025. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the quarter ended September 30, 2019, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the quarter ended September 30, 2019, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through June 30, 2025, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank was the originating lender). In the quarter ended June 30, 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the quarter ended March 31, 2020 and the quarter ended September 30, 2020, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through June 30, 2025, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

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

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC

(collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. On April 10, 2023, the Court entered a memorandum decision and order granting Southwestern leave to file a third amended complaint adding Granite Solutions Groupe, Inc. (“Granite Solutions”) as a plaintiff and asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, aiding and abetting conversion, and aiding and abetting fraud. Southwestern and Granite Solutions filed the third amended complaint on April 26, 2023. The third amended complaint seeks a monetary judgment of at least $39.0 million, allegedly comprised of compensatory damages in excess of $13.0 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to the third amended complaint on May 12, 2023. In addition to denying that Southwestern or Granite Solutions is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against Southwestern and cross-claims against certain of the Mann Parties for common law fraud under New York law and violations of RICO. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. Southwestern filed its answer to the counterclaims on June 2, 2023. On June 3, 2024, the Pioneer Parties filed a motion for summary judgment on all claims asserted in the third amended complaint. On the same day, the plaintiffs filed a motion for partial summary judgment as to one of the Pioneer Parties’ affirmative defenses and on the counterclaims against Southwestern for violations of RICO. On June 14, 2024, the Pioneer Parties filed a separate motion to dismiss certain claims asserted in the third amended complaint for lack of subject-matter jurisdiction. Briefing on the various motions was completed on August 28, 2024. On June 25, 2025, the court denied the Pioneer Parties’ motion to dismiss for lack of subject-matter jurisdiction. The motions for summary judgment are pending before the court for decision.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the Court. NatPay filed its complaint in intervention on August 18, 2020.  On April 10, 2023, the Court entered a memorandum decision and order granting NatPay leave to file an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. NatPay filed its amended complaint on April 13, 2023. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to NatPay’s amended complaint on May 12, 2023. In addition to denying that NatPay is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against NatPay and cross-claims against certain of the Mann Parties for violations of RICO. The Pioneer Parties contend that the actions of NatPay and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. On June 23, 2023, NatPay filed a motion to dismiss the counterclaims and certain affirmative defenses of the Pioneer Parties.  The Pioneer Parties filed their opposition to the motion on July 21, 2023, and the motion was fully briefed and submitted to the Court for decision on August 4, 2023. On December 21, 2023, the Court entered an order granting NatPay’s motion. On January 18, 2024, the Pioneer Parties filed a motion for reconsideration of the Court’s order and for leave to amend their answer and counterclaims. On April 3, 2024, the Court entered an order granting the Pioneer Parties leave to amend their answer and counterclaims. The Pioneer Parties thereafter filed their amended answer and counterclaims on April 15, 2024. NatPay filed its reply to amended counterclaims on April 29, 2024. On June 3, 2024, the Pioneer Parties filed a motion for summary judgment on all claims asserted in the amended complaint, as well as a separate motion to dismiss the amended complaint in its entirety for lack of subject-matter jurisdiction. On the same day, NatPay filed a motion for partial summary judgment as to one of the Pioneer Parties’ affirmative defenses and on the counterclaims against NatPay for violations of RICO. Briefing on the various motions was completed on August 28, 2024. On June 25, 2025, the court denied the Pioneer Parties’ motion to dismiss for lack of subject-matter jurisdiction. The motions for summary judgment are pending before the court for decision.

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

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of June 27, 2018, breached the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, engaged in constructive fraud, engaged in fraudulent inducement, engaged in fraudulent concealment, and negligently misrepresented certain material information. The complaint seeks to recover $15.6 million and additional damages. On November 30, 2022, Berkshire Bank filed an amended complaint asserting substantially similar claims to those asserted in the original complaint, except that it excised the claim for negligent misrepresentation that the Court previously had dismissed, and included claims for breach of the loan participation agreement between the Bank and Berkshire Bank dated as of June 29, 2017 and separate claims for fraudulent inducement with respect to each of the three loan participation agreements. On January 30, 2023, the Bank filed its answer to the amended complaint and asserted counterclaims against Berkshire Bank for breach of the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, as well as a claim for a declaratory judgment that Berkshire Bank ratified the agreement and may not contest its validity. On June 6, 2025, Berkshire Bank filed a second amended complaint. The second amended complaint asserts the same causes of action as the first amended complaint, except that it also adds three new causes of action that seek a portion of the proceeds of the Bank’s settlement of the Bank’s claims against outside auditors for alleged professional malpractice in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries for the fiscal years 2010 to 2018. On June 26, 2025, the Bank filed its answer to the second amended complaint and asserted counterclaims against Berkshire Bank for breach of the amended and restated loan participation agreement between the Bank and Berkshire Bank dated as of August 12, 2019, as well as a claim for a declaratory judgment that Berkshire Bank ratified the agreement and may not contest its validity. This matter is currently in discovery.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. The complaint alleges that the Bank breached the participation agreement between the Bank and Chemung dated as of August 12, 2019, engaged in fraudulent activities, engaged in constructive fraud, and negligently misrepresented and omitted certain material information. The complaint seeks to recover $4.2 million and additional damages. On July 21, 2023, Chemung filed an amended complaint that asserts the same causes of actions as the original complaint (except that it excised the claim for negligent misrepresentation previously dismissed by the Court), but includes additional factual allegations. On September 19, 2023, the Bank filed its answer to the amended complaint and asserted counterclaims against Chemung for breach of the loan participation agreement between the Bank and Chemung dated as of August 12, 2019, as well as a claim for a declaratory judgment that Chemung ratified the agreement and may not contest its validity. On June 6, 2025, Chemung filed a second amended complaint. The second amended complaint asserts the same causes of action as the first amended complaint, except that it also adds three new causes of action that seek a portion of the proceeds of the Bank’s settlement of the Bank’s claims against outside auditors for alleged professional malpractice in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries for the fiscal years 2010 to 2018.On June 26, 2025, the Bank filed its answer to the second amended complaint and asserted counterclaims against Chemung for breach of the loan participation agreement between the Bank and Chemung dated as of August 12, 2019, as well as a claim for a declaratory judgment that Chemung ratified the agreement and may not contest its validity. This matter is currently in discovery.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties wrongfully converted certain tax funds belonging to AXH, were unjustly enriched by the wrongful taking of tax funds belonging to AXH, and were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. The complaint relates to the same alleged taxes sought in the Southwestern, and NatPay complaints. On August 12, 2022, AXH filed an amended complaint asserting gross negligence, unjust enrichment, and accounting claims against the Pioneer Parties. The amended complaint seeks the same relief as in the original complaint. On August 26, 2022, the Pioneer Parties filed their answer to the amended complaint.  Thereafter, discovery on the matter proceeded until the Court issued a stay of the action on June 30, 2024.  The stay is expected to be in effect until at least January 12, 2026.

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13, 2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. On October 14, 2022, the magistrate judge assigned to the case entered a report and recommendation recommending the motion to dismiss the Bank’s petition be granted in part and denied in part. On October 28, 2022, the Bank filed an objection to the magistrate judge’s report and recommendation. The government filed its opposition to the Bank’s objection on November 21, 2022. On April 5, 2024, the district judge entered an order overruling the Bank’s objection and affirming the magistrate judge’s report and recommendation. The court ordered the matter to proceed to a hearing but has not yet set a date for the hearing. On February 27, 2025, the magistrate judge assigned to the case denied the Bank’s motion to file an amended petition. This matter is currently in discovery. The court subsequently approved the Bank’s stipulation to the dismissal of its remaining claim without prejudice to the Bank’s right to appeal the court’s prior decisions on its other claims at the appropriate time. This matter is currently in discovery between the government and another creditor, with a hearing currently set for that creditor’s claim on October 14, 2025.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		June 30, 2025 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$118,786	$118,786	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	32,990	—	32,990	—
Government-sponsored enterprises	41,071	—	41,071	—
Collateralized mortgage obligations:
U.S. Government agency securities	21,922	—	21,922	—
Government-sponsored enterprises	52,357	—	52,357	—
Municipal obligations	21,094	—	21,094	—
Total available for sale securities	288,220	118,786	169,434	—
Derivative assets (1)	8,769	—	8,769	—
Total	$296,989	$118,786	$178,203	$—

Liabilities:
Derivative liabilities (1)	$8,769	$—	$8,769	$—
Total	$8,769	$—	$8,769	$—

		Fair Value Measurements at
		December 31, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$216,706	$216,706	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	19,328	—	19,328	—
Government-sponsored enterprises	16,889	—	16,889	—
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	—	17,548	—
Government-sponsored enterprises	33,241	—	33,241	—
Municipal obligations	17,825	—	17,825	—
Total available for sale securities	321,537	216,706	104,831	—
Derivative assets (1)	13,735	—	13,735	—
Total	$335,272	$216,706	$118,566	$—

Liabilities:
Derivative liabilities (1)	$13,735	$—	$13,735	$—
Total	$13,735	$—	$13,735	$—

(1)	Additional information regarding the impact of offsetting cash collateral can be found in Note 5 – Derivatives.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Individually evaluated loans:
Commercial loans	$742	$—	$—	$742
OREO	595	—	—	595

Loans individually evaluated for credit losses where the amortized cost was adjusted to fair value had a carrying amount of $850,000 with a valuation allowance of $108,000 resulting in an estimated fair value of $742,000 as of June 30, 2025. There were no loans individually evaluated for credit losses where the amortized cost was adjusted to fair value as of December 31, 2024.

The Company had no OREO at December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
June 30, 2025
Individually evaluated loans:
Commercial loans	$742	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
OREO	595	Appraisal of collateral (1)	Liquidation expense (2)	11.0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	June 30, 2025
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$122,068	$122,068	$122,068		$—		$—
Securities available for sale	288,220	288,220	118,786		169,434		—
Securities held to maturity	42,406	37,568	—		37,568		—
FHLBNY and FRBNY stock	3,765	3,765	—		3,765		—
Net loans receivable	1,542,860	1,516,247	—		—		1,516,247
Accrued interest receivable	8,704	8,704	—		8,704		—
Derivative assets (1)	8,769	8,769	—		8,769		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,474,433	$1,474,433	$—		$1,474,433		$—
Time deposits	267,427	267,074	—		267,074		—
Mortgagors’ escrow deposits	10,769	10,769	—		10,769		—
Derivative liabilities (1)	8,769	8,769	—		8,769		—

	December 31, 2024
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$96,521	$96,521	$96,521		$—		$—
Securities available for sale	321,537	321,537	216,706		104,831		—
Securities held to maturity	25,400	22,457	—		22,457		—
FHLBNY and FRBNY stock	5,283	5,283	—		5,283		—
Net loans receivable	1,434,575	1,373,719	—		—		1,373,719
Accrued interest receivable	7,937	7,937	—		7,937		—
Derivative assets (1)	13,735	13,735	—		13,735		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,411,385	$1,411,385	$—		$1,411,385		$—
Time deposits	174,798	173,881	—		173,881		—
Mortgagors’ escrow deposits	8,097	8,097	—		8,097		—
FHLB advances	40,000	39,995	—		39,995		—
Derivative liabilities (1)	13,735	13,735	—		13,735		—

(1)	Additional information regarding the impact of offsetting cash collateral can be found in Note 5 – Derivatives.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Noninterest Income
In scope
Insurance services	$569	$627	$1,067	$1,299
Wealth management services	1,944	1,651	3,772	3,277
Service charges on deposit accounts	611	590	1,205	1,177
Card services income	718	713	1,379	1,378
Other	132	78	202	164
Noninterest income in scope	3,974	3,659	7,625	7,295

Noninterest income out of scope	832	29	906	627

Total noninterest income	$4,806	$3,688	$8,531	$7,922

1

11.EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$6,451	$3,930	$12,214	$8,649

Average number of common shares outstanding	25,204,671	25,924,487	25,424,796	25,942,346
Less: Average unallocated ESOP shares	693,735	744,652	700,100	751,016
Weighted-average number of common shares outstanding - basic	24,510,936	25,179,835	24,724,696	25,191,330
Add: Effect of dilutive stock options and restricted stock	56,392	29,266	52,605	29,266
Weighted-average number of common shares outstanding - diluted	24,567,328	25,209,101	24,777,301	25,220,596

Net earnings per common share:
Basic	$0.26	$0.16	$0.49	$0.34
Diluted	$0.26	$0.16	$0.49	$0.34

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 852,500 for the three and six months ended June 30, 2025, and were 830,000 for the three and six months ended June 30, 2024.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.3 million, or 5.5%, as of June 30, 2025 assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Three Months Ended June 30,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,515,296	$22,332	6.04%	$1,335,022	$19,382	5.97%
Securities	352,910	3,942	4.56%	309,542	2,240	2.94%
Interest-earning deposits and other	64,516	732	4.63%	143,220	1,936	5.55%
Total interest-earning assets	1,932,722	27,006	5.72%	1,787,784	23,558	5.41%
Non-interest-earning assets	128,283			139,753
Total assets	$2,061,005			$1,927,537

Interest-bearing liabilities:
Demand deposits	$126,317	$686	2.20%	$176,395	$900	2.07%
Savings deposits	261,282	86	0.13%	267,566	62	0.09%
Money market deposits	632,085	4,555	2.92%	527,167	3,836	2.96%
Certificates of deposit	165,326	1,517	3.73%	135,505	1,296	3.90%
Total interest-bearing deposits	1,185,010	6,844	2.34%	1,106,633	6,094	2.23%
Borrowings and other	54,838	554	4.11%	27,814	266	3.90%
Total interest-bearing liabilities	1,239,848	7,398	2.41%	1,134,447	6,360	2.27%
Non-interest-bearing deposits	479,570			462,298
Other non-interest-bearing liabilities	27,097			39,429
Total liabilities	1,746,515			1,636,174
Total shareholders' equity	314,490			291,363
Total liabilities and shareholders' equity	$2,061,005			$1,927,537
Net interest income		$19,608			$17,198
Net interest rate spread (1)			3.31%			3.13%
Net interest-earning assets (2)	$692,874			$653,337
Net interest margin (3)			4.13%			3.93%
Average interest-earning assets to interest-bearing liabilities	155.88%			157.59%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended June 30,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,491,760	$43,502	5.97%	$1,321,869	$38,122	5.88%
Securities	355,029	7,723	4.44%	324,361	4,581	2.86%
Interest-earning deposits and other	72,215	1,629	4.60%	146,256	3,970	5.53%
Total interest-earning assets	1,919,004	52,854	5.63%	1,792,486	46,673	5.31%
Non-interest-earning assets	132,124			141,932
Total assets	$2,051,128			$1,934,418

Interest-bearing liabilities:
Demand deposits	$140,009	$1,400	2.03%	$182,738	$1,756	1.94%
Savings deposits	261,175	170	0.13%	268,974	106	0.08%
Money market deposits	615,483	8,777	2.90%	514,933	7,310	2.88%
Certificates of deposit	159,203	2,915	3.73%	132,629	2,458	3.76%
Total interest-bearing deposits	1,175,870	13,262	2.29%	1,099,274	11,630	2.14%
Borrowings and other	44,776	901	4.10%	25,014	514	4.18%
Total interest-bearing liabilities	1,220,646	14,163	2.35%	1,124,288	12,144	2.18%
Non-interest-bearing deposits	489,394			479,915
Other non-interest-bearing liabilities	29,561			40,591
Total liabilities	1,739,601			1,644,794
Total shareholders' equity	311,527			289,624
Total liabilities and shareholders' equity	$2,051,128			$1,934,418
Net interest income		$38,691			$34,529
Net interest rate spread (1)			3.28%			3.12%
Net interest-earning assets (2)	$698,358			$668,198
Net interest margin (3)			4.12%			3.91%
Average interest-earning assets to interest-bearing liabilities	157.21%			159.43%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$2,698	$252	$2,950	$4,844	$536	$5,380
Securities	346	1,356	1,702	461	2,681	3,142
Interest-earning deposits and other	(925)	(279)	(1,204)	(1,756)	(585)	(2,341)
Total interest-earning assets	2,119	1,329	3,448	3,549	2,632	6,181

Interest-bearing liabilities:
Demand deposits	(268)	54	(214)	(561)	205	(356)
Savings deposits	(1)	25	24	(9)	73	64
Money market deposits	768	(49)	719	1,413	54	1,467
Certificates of deposit	281	(60)	221	526	(69)	457
Total interest-bearing deposits	780	(30)	750	1,369	263	1,632
Borrowings and other	273	15	288	415	(28)	387
Total interest-bearing liabilities	1,053	(15)	1,038	1,784	235	2,019
Change in net interest income	$1,066	$1,344	$2,410	$1,765	$2,397	$4,162

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets of $2.10 billion at June 30, 2025 increased $116.7 million, or 5.9%, from $1.98 billion at December 31, 2024. The increase was due primarily to an increase of $108.3 million, or 7.5%, in net loans receivable and an increase of $25.5 million, or 26.5%, in cash and cash equivalents, offset in part by a decrease of $33.3 million, or 10.4%, in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents of $122.1 million at June 30, 2025, increased $25.6 million, or 26.5%, from $96.5 million at December 31, 2024.

Securities Available for Sale. Total securities available for sale of $288.2 million at June 30, 2025 decreased $33.3 million, or 10.4%, from $321.5 million at December 31, 2024. The decrease was primarily due to maturities, paydowns and calls of $131.5 million, offset in part by purchases of $93.4 million of securities during the six months ended June 30, 2025.

Securities Held to Maturity. Total securities held to maturity of $42.4 million at June 30, 2025 increased $17.0 million, or 67.0%, from $25.4 million at December 31, 2024. The increase was primarily due to purchases of $20.5 million, offset in part by maturities, paydowns and calls of $3.3 million during the six months ended June 30, 2025.

Net Loans Receivable. Net loans receivable of $1.54 billion at June 30, 2025 increased $108.3 million, or 7.5%, from $1.43 billion at December 31, 2024. The increase in net loans receivable was primarily a result of growth in the residential mortgage loan portfolio which increased by $52.6 million, or 7.6%, to $742.2 million at June 30, 2025 from $689.6 million at December 31, 2024. Commercial construction loans increased by $32.3 million, or 24.7%, to $163.3 million at June 30, 2025 from $131.0 million at December 31, 2024, commercial real estate loans increased by $17.6 million, or 4.2%, to $432.4 million at June 30, 2025 from $414.8 million at December 31, 2024, commercial and industrial loans increased by $5.6 million, or 5.2%, to $114.1 million at June 30, 2025 from $108.5 million at December 31, 2024, consumer loans increased by $1.9 million, or 11.3%, to $19.5 million at June 30, 2025 from $17.6 million at December

31, 2024, and home equity loans and lines of credit increased by $176,000, or 0.2%, to $95.1 million at June 30, 2025 from $94.9 million at December 31, 2024.

The increase in residential mortgage loans was primarily related to the Bank’s relationship with a third-party mortgage banking company which facilitated an increase in residential mortgage loan volume, despite the higher interest rate environment. The increase in commercial construction loans was due to funding of increased construction commitments. The increase in commercial real estate loans and commercial and industrial loans was due to loan funding outpacing loan payoffs. The increase in consumer loans was due to the purchase of $5.0 million in unsecured consumer loans during the six months ended June 30, 2025.

The following table presents our commercial real estate loan portfolio by industry sector at June 30, 2025.

	At June 30, 2025
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans:
Multi-family	$124,581	28.8%
Owner-occupied real estate:
Retail	24,752	5.7%
Office	21,478	5.0%
Warehouse	11,926	2.8%
Mixed use	6,229	1.4%
Accommodation and food service	4,743	1.1%
Other real estate	21,916	5.1%
Total owner-occupied real estate	91,044	21.1%
Non-owner occupied real estate:
Retail	69,848	16.2%
Accommodation and food service	38,296	8.9%
Office	38,268	8.8%
Warehouse	37,694	8.7%
Mixed use	10,903	2.5%
Other real estate	21,804	5.0%
Total non-owner occupied real estate	216,813	50.1%
Total commercial real estate loans	$432,438	100.0%

Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.

Deposits. Deposits of $1.74 billion at June 30, 2025 increased $155.7 million, or 9.8%, from $1.59 billion at December 31, 2024. By deposit category, certificates of deposit increased by $92.6 million, or 53.0%, to $267.4 million at June 30, 2025 from $174.8 million at December 31, 2024 (included in certificates of deposit were brokered deposits which increased by $82.9 million to $122.9 million at June 30, 2025 from $40.0 million at December 31, 2024), money market accounts increased by $53.4 million, or 9.6%, to $611.9 million at June 30, 2025 from $558.5 million at December 31, 2024, non-interest-bearing demand accounts increased by $16.6 million, or 3.7%, to $470.9 million at June 30, 2025 from $454.3 million at December 31, 2024, and savings accounts increased by $1.2 million, 0.4%, to $261.4 million at June 30, 2025 from $260.2 million at December 31, 2024, offset in part by a decrease in demand accounts of $8.1 million, or 5.9%, to $130.3 million at June 30, 2025 from $138.4 million at December 31, 2024.

The increase in certificates of deposit was primarily due to an increase in brokered deposits, and by a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The increase in money market accounts was primarily due to a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The increase in non-interest-bearing demand accounts was primarily related to growth in commercial deposits. The decrease in demand accounts was primarily related to migration of funds to higher interest-bearing accounts.

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	At June 30, 2025		At December 31, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$926,518	53.2%	$848,505	53.5%
Business deposits	349,023	20.0%	297,936	18.8%
Municipal deposits	466,319	26.8%	439,742	27.7%
Total	$1,741,860	100.0%	$1,586,183	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	At June 30, 2025	At December 31, 2024

	(In thousands)
Uninsured deposits, per regulatory requirements	$770,856	$688,288
Less: Affiliate deposits	40,254	44,051
Collateralized deposits	466,318	439,742
Uninsured deposits, after exclusions	$264,284	$204,495

Uninsured deposits after exclusions represented 15.2% and 12.9% of total deposits as of June 30, 2025 and December 31, 2024, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit.

Borrowings from Federal Home Loan Bank of New York (“FHLBNY”). There were no borrowings from FHLBNY at June 30, 2025, compared to $40.0 million at December 31, 2024. The decrease in borrowings from FHLBNY was due to the payoff of the borrowings during the six months ended June 30, 2025.

Total Shareholders’ Equity. Total shareholders’ equity of $314.3 million at June 30, 2025 increased $9.7 million, or 3.2%, from $304.6 million at December 31, 2024 primarily as a result of net income of $12.2 million and an increase in accumulated other comprehensive income of $1.5 million, partially offset by the repurchase of common stock of $5.0 million during the six months ended June 30, 2025.

Comparison of Operating Results for the Three Months Ended June 30, 2025 and June 30, 2024

General.  Net income increased by $2.6 million to $6.5 million for the three months ended June 30, 2025 as compared to $3.9 million for the three months ended June 30, 2024. The increase was primarily due to an increase in net interest income of $2.4 million, an increase in non-interest income of $1.1 million, and a decrease in non-interest expense of $379,000, offset in part by an increase in the provision for credit losses of $800,000, and by an increase in income tax expense of $586,000.

Interest and Dividend Income.  Interest and dividend income increased $3.4 million, or 14.6%, to $27.0 million for the three months ended June 30, 2025, from $23.6 million for the three months ended June 30, 2024 due to increases in interest income on loans and interest income on securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 31 basis points increase in the average yield on interest-earning assets to 5.72% for the three months ended June 30, 2025, from 5.41% for the three months ended June 30, 2024. The increase in the average yield on interest-earning assets was driven by market related increases in interest rates on new loans and on investment securities purchased. Average interest-earning assets increased by $144.9 million from $1.79 billion for the three months ended June 30, 2024 to $1.93 billion for the three months ended June 30, 2025 primarily due to the increase in the average balance of loans.

Interest income on loans increased $2.9 million, or 15.2%, to $22.3 million for the three months ended June 30, 2025 from $19.4 million for the three months ended June 30, 2024. Interest income on loans increased due to a $180.3 million increase in the average balance of loans to $1.52 billion for the three months ended June 30, 2025 from $1.34 billion for the three months ended June 30, 2024, coupled with a seven basis points increase in the average yield on loans to 6.04% for the three months ended June 30, 2025 from 5.97% for the three months ended June 30, 2024. The increase in the average balance of loans was principally due to purchases of residential mortgage loans. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans.

Interest income on securities increased $1.7 million, or 76.0%, to $3.9 million for the three months ended June 30, 2025 from $2.2 million for the three months ended June 30, 2024. Interest income on securities increased due to a $43.4 million increase in the average balance of securities to $352.9 million for the three months ended June 30, 2025 from $309.5 million for the three months ended June 30, 2024, and a 162 basis points increase in the average yield on securities to 4.56% for the three months ended June 30, 2025 from 2.94% for the three months ended June 30, 2024. The increase in the average balance and average yield of securities was primarily due to the purchases of new securities during the three months ended June 30, 2025 and the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks and other decreased $1.2 million to $732,000 for the three months ended June 30, 2025 from $1.9 million for the three months ended June 30, 2024. Interest income on interest-earning deposits with banks and other decreased due to a $78.7 million decrease in the average balances on interest-earning deposits with banks and other to $64.5 million for the three months ended June 30, 2025 from $143.2 million for the three months ended June 30, 2024, primarily due to an increase in the average balances of loans and securities, as well as a 92 basis points decrease in the average yield on interest-earning deposits with banks and other to 4.63% for the three months ended June 30, 2025 from 5.55% for the three months ended June 30, 2024 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $1.0 million, or 16.3%, to $7.4 million for the three months ended June 30, 2025 from $6.4 million for the three months ended June 30, 2024 primarily as a result of an increase in interest expense on deposits. The increase was primarily due to a 14 basis points increase in the average cost of interest-bearing liabilities to 2.41% for the three months ended June 30, 2025 from 2.27% for the three months ended June 30, 2024, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $750,000, or 12.3%, to $6.8 million for the three months ended June 30, 2025 from $6.1 million for the three months ended June 30, 2024. Interest expense on interest-bearing deposits increased primarily due to a 11 basis points increase in the average cost of interest-bearing deposits to 2.34% for the three months ended June 30, 2025 from 2.23% for the three months ended June 30, 2024, as well as a shift in the mix of interest-bearing deposits to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $78.4 million to $1.19 billion for the three months ended June 30, 2025 from $1.11 billion for the three months ended June 30, 2024. The increase in the average cost of interest-bearing deposits was due primarily to the upward repricing of certain interest-bearing deposit accounts in response to changes in market interest rates, as well as a shift in the mix of deposits towards higher cost interest-bearing accounts. The increase in the average balance of interest-bearing deposits was due to higher average money market and certificates of deposit balances.

Interest expense on borrowings and other liabilities increased $288,000 to $554,000 for the three months ended June 30, 2025 from $266,000 for the three months ended June 30, 2024 due primarily to an increase in average borrowings and other liabilities of $27.0 million to $54.8 million for the three months ended June 30, 2025 from $27.8 million for the three months ended June 30, 2024 and an increase in the average cost of borrowings and other liabilities of 21 basis points to 4.11% for the three months ended June 30, 2025 from 3.90% for the three months ended June 30, 2024.

Net Interest Income.  Net interest income of $19.6 million for the three months ended June 30, 2025 increased $2.4 million, or 14.0%, compared to $17.2 million for the three months ended June 30, 2024 as net interest margin increased 20 basis points to 4.13% for the three months ended June 30, 2025 from 3.93% for the three months ended June

30, 2024, and due to an increase in net interest-earning assets of $39.6 million to $692.9 million for the three months ended June 30, 2025 from $653.3 million for the three months ended June 30, 2024. Net interest rate spread increased 18 basis points to 3.31% for the three months ended June 30, 2025 from 3.13% for the three months ended June 30, 2024.

Provision for Credit Losses.  The provision for credit losses was $1.6 million for the three months ended June 30, 2025, as compared to a provision for credit losses of $750,000 for the three months ended June 30, 2024. The increase in the provision for credit losses for the three months ended June 30, 2025 was primarily due to growth in the loan portfolio and changes in current economic conditions. Non-performing assets were $11.5 million, or 0.55% of total assets, at June 30, 2025, compared to $5.2 million, or 0.27% of total assets, at December 31, 2024 and $9.2 million, or 0.49% of total assets, at June 30, 2024.  The allowance for credit losses on loans was $23.8 million at June 30, 2025, compared to $21.8 million at December 31, 2024 and June 30, 2024, representing 1.52%, 1.49% and 1.60% of total loans outstanding, respectively. Net charge-offs were $70,000 for the three months ended June 30, 2025, compared to net charge-offs of $129,000 for the three months ended June 30, 2024. Annualized net charge-offs were 0.02% of average loans for the three months ended June 30, 2025, compared to annualized net charge-offs of 0.04% of average loans for the three months ended June 30, 2024.

Non-Interest Income.  Non-interest income increased $1.1 million, or 30.3%, to $4.8 million for the three months ended June 30, 2025 as compared to $3.7 million for the three months ended June 30, 2024. The increase in noninterest income for the three months ended June 30, 2025 was primarily due to a $706,000 increase in other noninterest income and a $235,000 increase in insurance and wealth management services income. The increase in other noninterest income for the three months ended June 30, 2025 was primarily due to $550,000 of bank-owned life insurance income as a result of a death benefit. The increase in insurance and wealth management services income for the three months ended June 30, 2025 was primarily as a result of organic growth and positive market performance related to our wealth management services.

Non-Interest Expense.  Non-interest expense decreased $379,000, or 2.5%, to $14.7 million for the three months ended June 30, 2025 as compared to $15.1 million for the three months ended June 30, 2024. The decrease in noninterest expense for the three months ended June 30, 2025 was primarily due to a decrease in professional fees of $693,000 and a decrease in other expenses of $718,000, offset in part by an increase in salaries and employee benefits of $1.0 million. Professional fees decreased due to lower legal fees and expenses as compared to the prior-year period. Other expenses decreased due to a benefit for the other cost components of the net periodic pension and post-retirement benefits cost during the three months ended June 30, 2025. Salaries and employee benefits increased due to compensation expense from annual merit increases as well as due to share-based compensation costs recognized during the three months ended June 30, 2025 for the stock awards granted during the three months ended June 30, 2024.

Income Tax Expense. Income tax expense increased $586,000 to $1.7 million for the three months ended June 30, 2025 as compared to $1.1 million for the three months ended June 30, 2024 primarily due to an increase in income before income taxes. Our effective tax rate was 20.7% for the three months ended June 30, 2025 compared to 21.9% for the three months ended June 30, 2024. The decrease in the effective tax rate for the three months ended June 30, 2025 was due to bank-owned life insurance income which is exempt from income tax expense as a result of a death benefit recognized during the three months ended June 30, 2025.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and June 30, 2024

General.  Net income increased by $3.6 million to $12.2 million for the six months ended June 30, 2025 as compared to $8.6 million for the six months ended June 30, 2024. The increase was primarily due to an increase in net interest income of $4.2 million, an increase in non-interest income of $609,000, and a decrease in non-interest expense of $1.2 million, offset in part by an increase in the provision for credit losses of $1.5 million, and by an increase in income tax expense of $903,000.

Interest and Dividend Income.  Interest and dividend income increased $6.2 million, or 13.2%, to $52.9 million for the six months ended June 30, 2025, from $46.7 million for the six months ended June 30, 2024 due to increases in interest income on loans and interest income on securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 32 basis points increase in the average yield on interest-earning assets to 5.63% for the six months ended June 30, 2025, from 5.31% for the six months ended June 30, 2024. The increase in the average yield on interest-earning assets was driven by market related increases in interest rates on new loans and on investment securities purchased. Average interest-earning assets increased by $126.5 million from $1.79 billion for the six months ended June 30, 2024 to $1.92 billion for the six months ended June 30, 2025 primarily due to the increase in the average balance of loans.

Interest income on loans increased $5.4 million, or 14.1%, to $43.5 million for the six months ended June 30, 2025 from $38.1 million for the six months ended June 30, 2024. Interest income on loans increased due to a $169.9 million increase in the average balance of loans to $1.49 billion for the six months ended June 30, 2025 from $1.32 billion for the six months ended June 30, 2024, coupled with a nine basis points increase in the average yield on loans to 5.97% for the six months ended June 30, 2025 from 5.88% for the six months ended June 30, 2024. The increase in the average balance of loans was principally due to purchases of residential mortgage loans. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans.

Interest income on securities increased $3.1 million, or 68.6%, to $7.7 million for the six months ended June 30, 2025 from $4.6 million for the six months ended June 30, 2024. Interest income on securities increased due to a $30.6 million increase in the average balance of securities to $355.0 million for the six months ended June 30, 2025 from $324.4 million for the six months ended June 30, 2024, and a 158 basis points increase in the average yield on securities to 4.44% for the six months ended June 30, 2025 from 2.86% for the six months ended June 30, 2024. The increase in the average balance and average yield of securities was primarily due to the purchases of new securities during the six months ended June 30, 2025 and the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks and other decreased $2.4 million to $1.6 million for the six months ended June 30, 2025 from $4.0 million for the six months ended June 30, 2024. Interest income on interest-earning deposits with banks and other decreased due to a $74.1 million decrease in the average balances on interest-earning deposits with banks and other to $72.2 million for the six months ended June 30, 2025 from $146.3 million for the six months ended June 30, 2024, primarily due to an increase in the average balances of loans and securities, as well as a 93 basis points decrease in the average yield on interest-earning deposits with banks and other to 4.60% for the six months ended June 30, 2025 from 5.53% for the six months ended June 30, 2024 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $2.1 million, or 16.6%, to $14.2 million for the six months ended June 30, 2025 from $12.1 million for the six months ended June 30, 2024 primarily as a result of an increase in interest expense on deposits. The increase was primarily due to a 17 basis points increase in the average cost of interest-bearing liabilities to 2.35% for the six months ended June 30, 2025 from 2.18% for the six months ended June 30, 2024, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $1.7 million, or 14.0%, to $13.3 million for the six months ended June 30, 2025 from $11.6 million for the six months ended June 30, 2024. Interest expense on interest-bearing deposits increased primarily due to a 15 basis points increase in the average cost of interest-bearing deposits to 2.29% for the six months ended June 30, 2025 from 2.14% for the six months ended June 30, 2024, as well as a shift in the mix of interest-bearing deposits to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $76.6 million to $1.18 billion for the six months ended June 30, 2025 from $1.10 billion for the six months ended June 30, 2024. The increase in the average cost of interest-bearing deposits was due primarily to the upward repricing of certain interest-bearing deposit accounts in response to changes in market interest rates, as well as a shift in the mix of deposits towards higher cost interest-bearing accounts. The increase in the average balance of interest-bearing deposits was due to higher average money market and certificates of deposit balances.

Interest expense on borrowings and other liabilities increased $387,000 to $901,000 for the six months ended June 30, 2025 from $514,000 for the six months ended June 30, 2024 due primarily to an increase in average borrowings and other liabilities of $19.8 million to $44.8 million for the six months ended June 30, 2025 from $25.0 million for the six months ended June 30, 2024, offset in part by a decrease in the average cost of borrowings and other liabilities of eight basis points to 4.10% for the six months ended June 30, 2025 from 4.18% for the six months ended June 30, 2024.

Net Interest Income.  Net interest income of $38.7 million for the six months ended June 30, 2025 increased $4.2 million, or 12.1%, compared to $34.5 million for the six months ended June 30, 2024 as net interest margin increased 21 basis points to 4.12% for the six months ended June 30, 2025 from 3.91% for the six months ended June 30, 2024, and due to an increase in net interest-earning assets of $30.2 million to $698.4 million for the six months ended June 30, 2025 from $668.2 million for the six months ended June 30, 2024. Net interest rate spread increased 16 basis points to 3.28% for the six months ended June 30, 2025 from 3.12% for the six months ended June 30, 2024.

Provision for Credit Losses.  The provision for credit losses was $2.4 million for the six months ended June 30, 2025, as compared to a provision for credit losses of $830,000 for the six months ended June 30, 2024. The increase in the provision for credit losses for the six months ended June 30, 2025 was primarily due to growth in the loan portfolio and changes in current economic conditions. Net charge-offs were $85,000 for the six months ended June 30, 2025, compared to net charge-offs of $149,000 for the six months ended June 30, 2024. Annualized net charge-offs were 0.01% of average loans for the six months ended June 30, 2025, compared to annualized net charge-offs of 0.02% of average loans for the six months ended June 30, 2024.

Non-Interest Income.  Non-interest income increased $609,000, or 7.7%, to $8.5 million for the six months ended June 30, 2025 as compared to $7.9 million for the six months ended June 30, 2024. The increase in noninterest income for the six months ended June 30, 2025 was primarily due to a $692,000 increase in other noninterest income and a $263,000 increase in insurance and wealth management services income, offset in part by $386,000 of net gain on equity securities during the six months ended June 30, 2024 as compared to no such gain for the six months ended June 30, 2025. The increase in other noninterest income for the six months ended June 30, 2025 was primarily due to $550,000 of bank-owned life insurance income as a result of a death benefit. The increase in insurance and wealth management services income for the six months ended June 30, 2025 was primarily as a result of organic growth and positive market performance related to our wealth management services.

Non-Interest Expense.  Non-interest expense decreased $1.2 million, or 4.0%, to $29.3 million for the six months ended June 30, 2025 as compared to $30.5 million for the six months ended June 30, 2024. The decrease in noninterest expense for the six months ended June 30, 2025 was primarily due to a decrease in professional fees of $1.9 million and a decrease in other expenses of $1.2 million, offset in part by an increase in salaries and employee benefits of $2.0 million. Professional fees decreased due to lower legal fees and expenses as compared to the prior-year period. Other expenses decreased due to a benefit for the other cost components of the net periodic pension and post-retirement benefits cost during the six months ended June 30, 2025. Salaries and employee benefits increased due to compensation expense from annual merit increases as well as due to share-based compensation costs recognized during the six months ended June 30, 2025 for the stock awards granted during the three months ended June 30, 2024.

Income Tax Expense. Income tax expense increased $903,000 to $3.3 million for the six months ended June 30, 2025 as compared to $2.4 million for the six months ended June 30, 2024 primarily due to an increase in income before income taxes. Our effective tax rate was 21.5% for the six months ended June 30, 2025 compared to 22.0% for the six months ended June 30, 2024.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$5,466	$—
Commercial and industrial	34	10
Commercial construction	—	—
Residential mortgages	4,352	4,127
Home equity loans and lines of credit	1,035	1,109
Consumer	—	—
Total non-accrual loans	10,887	5,246

Accruing loans past due 90 days or more:
Commercial real estate	1	1
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	1	1

Real estate owned	595	—

Total non-performing assets	$11,483	$5,247

Total non-performing loans to total loans	0.69%	0.36%
Total non-performing assets to total assets	0.55%	0.27%

Non-accrual loans increased $5.7 million to $10.9 million at June 30, 2025 from $5.2 million at December 31, 2024 primarily due to a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties and a $850,000 commercial real estate loan secured by manufactured housing parks being placed on non-accrual status during the six months ended June 30, 2025.

At June 30, 2025, real estate owned consisted of residential properties with a total value of $337,000 and commercial properties with a total value of $258,000.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024

	(In thousands)
Classification of Loans:
Substandard	$27,243	$24,630
Doubtful	947	117
Loss	—	—
Total Classified Loans	$28,190	$24,747

Special Mention	$7,522	$4,918

Total substandard loans increased $2.6 million to $27.2 million at June 30, 2025 from $24.6 million at December 31, 2024 primarily due to the migration from the pass category to the substandard category of a $3.0 million commercial real estate loan relationship consisting of two loans secured by manufactured housing parks.

Total doubtful loans increased by $830,000 to $947,000 at June 30, 2025 from $117,000 at December 31, 2024 primarily due to the migration from the pass category to the doubtful category of a $850,000 commercial real estate loan secured by manufactured housing parks.

Total special mention loans increased by $2.6 million to $7.5 million at June 30, 2025 from $4.9 million at December 31, 2024 primarily due to the migration from the pass category to the special mention category of a $1.2 million commercial real estate loan relationship consisting of four loans secured by various multi-family properties, and the migration from the pass category to the special mention category of a $1.4 million commercial and industrial loan secured by business assets.

Allowance for Credit Losses on Loans. The measurement of CECL on loans requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. The Company then considers whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, the Company considers forecasts about future economic conditions that are reasonable and supportable. On a case-by-case basis, the Company may conclude that a loan should be evaluated on an individual basis based on its disparate risk characteristics. When the Company determines that a loan no longer shares similar risk characteristics with other loans in the portfolio, the allowance will be determined on an individual basis using the present value of expected cash flows or, for collateral-dependent loans, the estimated fair value of the collateral, as applicable. The allowance for credit losses on loans, as reported in our consolidated statements of condition, is adjusted by a provision for credit losses, which is recognized in earnings, and reduced by the charge-off of loans, net of recoveries.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Six Months Ended June 30,
	2025	2024

	(Dollars in thousands)
Allowance at beginning of period	$21,754	$21,362

Provision for credit losses	2,135	588

Charge offs:
Commercial real estate	69	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	4	118
Home equity loans and lines of credit	23	—
Consumer	48	66
Total charge-offs	144	184

Recoveries:
Commercial real estate	—	—
Commercial and industrial	15	29
Commercial construction	—	—
Residential mortgages	32	—
Home equity loans and lines of credit	—	3
Consumer	12	3
Total recoveries	59	35

Net charge-offs	85	149

Allowance at end of period	$23,804	$21,801

Allowance to non-performing loans	218.63%	240.92%
Allowance to total loans outstanding at the end of the period	1.52%	1.60%
Net charge-offs (recoveries) to average loans outstanding during the period (1)
Commercial real estate	0.03%	—%
Commercial and industrial	(0.03)%	(0.07)%
Commercial construction	—%	—%
Residential mortgages	(0.01)%	0.04%
Home equity loans and lines of credit	0.05%	—%
Consumer	0.31%	0.55%
Total	0.01%	0.02%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the FHLBNY. At June 30, 2025, we had the ability to borrow up to $574.6 million from the FHLBNY, of which none was utilized for borrowings and $185.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2025, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets. We cannot predict the impact of the events described in “Part II, Item 1 – Legal Proceedings” may have on our Liquidity and Capital Resources beyond the quarter ended June 30, 2025.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2025, cash and cash equivalents totaled $122.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $288.2 million at June 30, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2025 totaled $113.2 million, or 6.50%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”). At June 30, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of June 30, 2025, the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

As of June 30, 2025, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of June 30, 2025

Tier 1 (leverage) capital	$243,263	11.93%	$81,566	4.00%	N/A	N/A	$101,957	5.00%
Risk-based capital
Common Tier 1	$243,263	17.28%	$63,352	4.50%	$98,548	7.00%	$91,508	6.50%
Tier 1	$243,263	17.28%	$84,469	6.00%	$119,665	8.50%	$112,626	8.00%
Total	$260,970	18.54%	$112,626	8.00%	$147,821	10.50%	$140,782	10.00%

As of December 31, 2024

Tier 1 (leverage) capital	$231,140	12.07%	$76,623	4.00%	N/A	N/A	$95,779	5.00%
Risk-based capital
Common Tier 1	$231,140	17.99%	$57,833	4.50%	$89,962	7.00%	$83,536	6.50%
Tier 1	$231,140	17.99%	$77,110	6.00%	$109,240	8.50%	$102,814	8.00%
Total	$247,305	19.24%	$102,814	8.00%	$134,943	10.50%	$128,517	10.00%

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

At June 30, 2025, we had $361.3 million of commitments to originate or purchase loans, comprised of $226.9 million of commitments under commercial loans and lines of credit (including $86.6 million of unadvanced portions of commercial construction loans), $77.8 million of commitments under home equity loans and lines of credit, $49.7 million of commitments to purchase residential mortgage loans and $6.9 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2025, we had $22.4 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2025, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended June 30, 2025.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2025:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased (1)	Share	Programs	Programs (2)
April 1 through April 30, 2025	-	$-	-	774,295
May 1 through May 31, 2025	12,300	11.78	-	774,295
June 1 through June 30, 2025	282,836	11.59	282,836	491,459
Total	295,136	$11.59	282,836	491,459

(1)	12,300 shares purchased represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals upon vesting.
(2)	On May 21, 2024, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,298,883 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The repurchase program has no expiration date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and six months ended June 30, 2025, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

Mar
August 8, 2025	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

August 8, 2025	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer