Form 10-Q
period 2025-09-30
Pioneer Bancorp, Inc./MD
filed 2025-11-07
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025 there were 25,080,547 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$58,066	$25,650
Federal funds sold	3,452	3,644
Interest-earning deposits with banks	167,033	67,227
Cash and cash equivalents	228,551	96,521
Securities available for sale, at fair value	254,509	321,537
Securities held to maturity, net of allowance for credit losses of $411 at September 30, 2025 and $216 at December 31, 2024 (fair value of $38,569 at September 30, 2025 and $22,457 at December 31, 2024)	43,882	25,400
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	3,934	5,283
Loans receivable	1,638,532	1,456,329
Allowance for credit losses	(24,600)	(21,754)
Net loans receivable	1,613,932	1,434,575
Accrued interest receivable	9,244	7,937
Premises and equipment, net	35,320	35,480
Bank-owned life insurance	15,306	15,956
Goodwill	10,879	10,879
Other intangible assets, net	2,352	2,705
Other assets	25,401	23,457
Total assets	$2,243,310	$1,979,730

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$569,987	$454,296
Interest bearing deposits	1,325,044	1,131,887
Total deposits	1,895,031	1,586,183
Mortgagors’ escrow deposits	4,068	8,097
Borrowings from Federal Home Loan Bank of New York	—	40,000
Other liabilities	30,013	40,897
Total liabilities	1,929,112	1,675,177

Commitments and contingent liabilities – See Note 8

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized 25,083,829 and 25,978,904 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	251	260
Additional paid in capital	115,046	114,113
Retained earnings	199,719	194,188
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(9,039)	(9,551)
Accumulated other comprehensive income	8,221	5,543
Total shareholders’ equity	314,198	304,553
Total liabilities and shareholders’ equity	$2,243,310	$1,979,730

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans	$23,860	$20,930	$67,362	$59,052
Securities	3,792	2,165	11,515	6,746
Interest-earning deposits with banks and other	635	1,284	2,264	5,254
Total interest and dividend income	28,287	24,379	81,141	71,052

Interest expense:
Deposits	7,022	6,270	20,284	17,900
Borrowings and other	1,062	212	1,963	726
Total interest expense	8,084	6,482	22,247	18,626
Net interest income	20,203	17,897	58,894	52,426
Provision for credit losses	785	(870)	3,135	(40)
Net interest income after provision for credit losses	19,418	18,767	55,759	52,466

Noninterest income:
Bank fees and service charges	1,549	1,466	4,522	4,399
Insurance and wealth management services	2,225	2,171	7,064	6,747
Net gain on equity securities	—	—	—	386
Net gain on securities available for sale transactions	—	165	—	165
Other	41	316	760	343
Total noninterest income	3,815	4,118	12,346	12,040

Noninterest expense:
Salaries and employee benefits	8,556	7,666	25,356	22,510
Net occupancy and equipment	1,856	1,833	5,644	5,562
Data processing	1,057	981	2,795	3,031
Advertising and marketing	239	224	788	600
Insurance premiums	248	248	744	696
Federal Deposit Insurance Corporation insurance premiums	230	263	681	821
Professional fees	1,927	1,953	5,707	7,593
Other	3,511	1,521	5,227	4,411
Total noninterest expense	17,624	14,689	46,942	45,224
Income before income taxes	5,609	8,196	21,163	19,282
Income tax expense	1,279	1,888	4,619	4,325
Net income	$4,330	$6,308	$16,544	$14,957

Net earnings per common share:
Basic	$0.18	$0.25	$0.67	$0.59
Diluted	$0.18	$0.25	$0.67	$0.59

Weighted average shares outstanding – basic	24,470,461	25,081,864	24,566,729	25,222,029
Weighted average shares outstanding – diluted	24,593,205	25,150,650	24,627,387	25,279,561

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$4,330	$6,308	$16,544	$14,957

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,719	2,465	4,037	4,115
Reclassification adjustment for gains included in net income	—	(165)	—	(165)
	1,719	2,300	4,037	3,950
Tax expense	449	602	1,056	1,033
	1,270	1,698	2,981	2,917
Defined benefit plans:
Change in funded status of defined benefit plans	—	—	—	4,826
Reclassification adjustment for amortization of net actuarial gain	(137)	—	(411)	(30)
	(137)	—	(411)	4,796
Tax (benefit) expense	(36)	—	(108)	1,254
	(101)	—	(303)	3,542
Total other comprehensive income	1,169	1,698	2,678	6,459
Comprehensive income	$5,499	$8,006	$19,222	$21,416

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2024	25,977,679	$260	$113,432	$180,156	(10,233)	$181	$283,796
Net income	—	—	—	4,719	—	—	4,719
Other comprehensive income	—	—	—	—	—	319	319
ESOP shares committed to be released (12,729 shares)	—	—	(49)	—	171	—	122
Balance as of March 31, 2024	25,977,679	$260	$113,383	$184,875	$(10,062)	$500	$288,956

Net income	—	—	—	3,930	—	—	3,930
Other comprehensive income	—	—	—	—	—	4,442	4,442
ESOP shares committed to be released (12,729 shares)	—	—	(49)	—	170	—	121
Stock-based compensation expense	—	—	154	—	—	—	154
Restricted stock awards granted	390,000	4	(4)	—	—	—	—
Repurchases of common stock	(106,386)	(1)	—	(1,074)	—	—	(1,075)
Balance as of June 30, 2024	26,261,293	$263	$113,484	$187,731	$(9,892)	$4,942	$296,528

Net income	—	—	—	6,308	—	—	6,308
Other comprehensive income	—	—	—	—	—	1,698	1,698
ESOP shares committed to be released (12,729 shares)	—	—	(32)	—	171	—	139
Stock-based compensation expense	—	—	343	—	—	—	343
Repurchases of common stock	(114,389)	(2)	—	(1,213)	—	—	(1,215)
Balance as of September 30, 2024	26,146,904	$261	$113,795	$192,826	$(9,721)	$6,640	$303,801

See accompanying notes to unaudited consolidated financial statements.

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2025	25,978,904	$260	$114,113	$194,188	$(9,551)	$5,543	$304,553
Net income	—	—	—	5,763	—	—	5,763
Other comprehensive income	—	—	—	—	—	1,458	1,458
ESOP shares committed to be released (12,729 shares)	—	—	(23)	—	171	—	148
Stock-based compensation expense	—	—	351	—	—	—	351
Restricted stock awards granted	5,000	—	—	—	—	—	—
Repurchases of common stock	(130,813)	(2)	—	(1,570)	—	—	(1,572)
Balance as of March 31, 2025	25,853,091	$258	$114,441	$198,381	$(9,380)	$7,001	$310,701

Net income	—	—	—	6,451	—	—	6,451
Other comprehensive income	—	—	—	—	—	51	51
ESOP shares committed to be released (12,729 shares)	—	—	(24)	—	170	—	146
Stock-based compensation expense	—	—	354	—	—	—	354
Purchase of employee restricted shares to fund statutory tax withholdings	(12,300)	—	—	(145)	—	—	(145)
Repurchases of common stock	(282,836)	(3)	—	(3,306)	—	—	(3,309)
Balance as of June 30, 2025	25,557,955	$255	$114,771	$201,381	$(9,210)	$7,052	$314,249

Net income	—	—	—	4,330	—	—	4,330
Other comprehensive income	—	—	—	—	—	1,169	1,169
ESOP shares committed to be released (12,729 shares)	—	—	(8)	—	171	—	163
Stock-based compensation expense	—	—	283	—	—	—	283
Restricted stock awards granted, net of forfeitures	(11,000)	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholdings	—	—	—	—	—	—	—
Repurchases of common stock	(463,126)	(4)	—	(5,992)	—	—	(5,996)
Balance as of September 30, 2025	25,083,829	$251	$115,046	$199,719	$(9,039)	$8,221	$314,198

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net income	$16,544	$14,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,778	1,909
Provision for credit losses	3,135	(40)
Net accretion on securities	(3,733)	(1,625)
ESOP compensation	457	382
(Earnings) loss on bank-owned life insurance	(492)	226
Net gain on sale or write-down of other real estate owned	—	(90)
Proceeds from sale of loans	—	2,823
Net gain on sale of loans	—	(28)
Loss on sale, disposal or impairment of premises and equipment, net	7	291
Gain on termination of operating lease, net	(10)	—
Net gain on equity securities	—	(386)
Net gain on securities available for sale transactions	—	(165)
Stock-based compensation expense	988	497
Deferred tax (benefit) expense	(2,278)	642
(Increase) decrease in accrued interest receivable	(1,307)	11
(Increase) decrease in other assets	(372)	2,144
Decrease in other liabilities	(9,268)	(7,300)
Changes in operating leases	(7)	11
Net cash provided by operating activities	5,442	14,259

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	176,748	106,515
Proceeds from sales of securities available for sale	—	350
Purchases of securities available for sale	(101,950)	(43,264)
Proceeds from maturities and paydowns of securities held to maturity	5,730	3,036
Purchases of securities held to maturity	(24,407)	(4,049)
Proceeds from sales of equity securities	—	3,149
Net redemptions (purchases) of FHLBNY and FRBNY stock	1,349	(2,400)
Net increase in loans receivable	(182,886)	(138,777)
Purchases of premises and equipment	(2,100)	(424)
Proceeds from bank-owned life insurance death benefit	1,142	—
Proceeds from sale of other real estate owned	—	294
Net cash used in investing activities	(126,374)	(75,570)

Cash flows from financing activities:
Net increase in deposits	308,848	153,185
Net decrease in mortgagors’ escrow deposits	(4,029)	(3,416)
Repayment of FHLBNY borrowings, net	(40,000)	—
Payments on acquisition contingent consideration	(750)	(750)
Repurchase of common stock	(10,877)	(2,290)
Purchase of employee restricted shares to fund statutory tax withholding	(145)	—
Repayment of finance lease liability	(85)	(78)
Net cash provided by financing activities	252,962	146,651

Net increase in cash and cash equivalents	132,030	85,340
Cash and cash equivalents at beginning of period	96,521	139,634
Cash and cash equivalents at end of period	$228,551	$224,974

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,077	$12,346
Income taxes	$6,250	$1,000
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$595	$—
Right of use assets obtained in exchange for new finance lease liabilities	$—	$26
Right of use assets obtained in exchange for new operating lease liabilities	$9	$—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The interim financial data as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2025 or any other period.

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

3.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2025
U.S. Treasury	$79,178	$275	$(41)	$79,412
Mortgage-backed securities:
U.S. Government agency securities	37,690	333	(540)	37,483
Government-sponsored enterprises	40,021	598	(7)	40,612
Collateralized mortgage obligations:
U.S. Government agency securities	21,513	205	(204)	21,514
Government-sponsored enterprises	50,712	276	(138)	50,850
Municipal obligations	24,552	86	—	24,638
Total available for sale securities	$253,666	$1,773	$(930)	$254,509

December 31, 2024
U.S. Treasury	$217,412	$162	$(868)	$216,706
Mortgage-backed securities:
U.S. Government agency securities	20,517	—	(1,189)	19,328
Government-sponsored enterprises	17,522	—	(633)	16,889
Collateralized mortgage obligations:
U.S. Government agency securities	18,009	—	(461)	17,548
Government-sponsored enterprises	33,489	1	(249)	33,241
Municipal obligations	17,782	51	(8)	17,825
Total available for sale securities	$324,731	$214	$(3,408)	$321,537

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.3 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statements of condition.

There was no allowance for credit losses for securities available for sale as of September 30, 2025 and December 31, 2024.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
September 30, 2025
Corporate debt securities	$41,909	534	(6,249)	$36,194	$411	$41,498
Municipal obligations	2,384	—	(9)	2,375	—	2,384
Total held to maturity securities	$44,293	$534	$(6,258)	$38,569	$411	$43,882

December 31, 2024
Corporate debt securities	$22,000	59	(3,181)	$18,878	$216	$21,784
Municipal obligations	3,616	—	(37)	3,579	—	3,616
Total held to maturity securities	$25,616	$59	$(3,218)	$22,457	$216	$25,400

Accrued interest receivable on held to maturity debt securities totaled $589,000 and $254,000 at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statements of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of September 30, 2025 and December 31, 2024.

The following tables present the activity in the allowance for credit losses on securities held to maturity (dollars in thousands):

	For the Three Months Ended September 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$381	$30	$—	$—	$411
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$381	$30	$—	$—	$411

	For the Three Months Ended September 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$262	$(46)	$—	$—	$216
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$262	$(46)	$—	$—	$216

	For the Nine Months Ended September 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$216	$195	$—	$—	$411
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$216	$195	$—	$—	$411

	For the Nine Months Ended September 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$238	$(22)	$—	$—	$216
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$238	$(22)	$—	$—	$216

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$4,978	$(22)	$19,926	$(19)	$24,904	$(41)
Mortgage-backed securities:
U.S. Government agency securities	9,879	(185)	8,674	(355)	18,553	(540)
Government-sponsored enterprises	10,726	(7)	—	—	10,726	(7)
Collateralized mortgage obligations:
U.S. Government agency securities	9,280	(204)	—	—	9,280	(204)
Government-sponsored enterprises	24,010	(91)	12,804	(47)	36,814	(138)
	$58,873	$(509)	$41,404	$(421)	$100,277	$(930)

Securities held to maturity:
Corporate debt securities	$9,020	$(12)	$17,750	$(6,237)	$26,770	$(6,249)
Municipal obligations	—	—	2,375	(9)	2,375	(9)
	$9,020	$(12)	$20,125	$(6,246)	$29,145	$(6,258)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$14,432	$(4)	$128,283	$(864)	$142,715	$(868)
Mortgage-backed securities:
U.S. Government agency securities	19,328	(1,189)	—	—	19,328	(1,189)
Government-sponsored enterprises	16,889	(633)	—	—	16,889	(633)
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	(461)	—	—	17,548	(461)
Government-sponsored enterprises	31,128	(248)	11	(1)	31,139	(249)
Municipal obligations	6,437	(8)	—	—	6,437	(8)
	$105,762	$(2,543)	$128,294	$(865)	$234,056	$(3,408)

Securities held to maturity:
Corporate debt securities	$—	$—	$16,819	$(3,181)	$16,819	$(3,181)
Municipal obligations	—	—	3,579	(37)	3,579	(37)
	$—	$—	$20,398	$(3,218)	$20,398	$(3,218)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, which consisted of 26 and 52 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2025 and December 31, 2024, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of September 30, 2025 and December 31, 2024. There was no accrued interest reversed against interest income for the three and nine months ended September 30, 2025 and 2024, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of September 30, 2025 and December 31, 2024. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	September 30, 2025
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$69,216	$69,291
Due after one to five years	44,807	45,019
Due after five to ten years	14,259	14,207
Due after ten years	125,384	125,992
	$253,666	$254,509

Securities held to maturity:
Due in one year or less	$2,102	$2,093
Due after one to five years	10,282	10,379
Due after five to ten years	31,909	26,097
	$44,293	$38,569

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities available for sale for the three and nine months ended September 30, 2025.  During the three and nine months ended September 30, 2024, the Company received $350,000 in proceeds from the sale of securities available for sale, realizing net gains of $165,000.

There were no sales of securities held to maturity for the three and nine months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2024, the Company received $3.1 million in proceeds from the sale of equity securities.

At September 30, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of September 30, 2025 and December 31, 2024, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $251.0 million and $313.6 million, respectively.

4.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Commercial:
Real estate	$469,793	$414,835
Commercial and industrial	125,267	108,474
Construction	163,470	130,959
Total commercial	758,530	654,268
Residential mortgages	763,684	689,569
Home equity loans and lines	97,586	94,928
Consumer	18,732	17,564
	1,638,532	1,456,329
Allowance for credit losses	(24,600)	(21,754)
Net loans receivable	$1,613,932	$1,434,575

Accrued interest receivable on loans totaled $7.3 million and $6.3 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statements of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $11.2 million and $9.8 million at September 30, 2025 and December 31, 2024, respectively, and are included in net loans receivable.

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

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$13,317	1,074	$(27)	$9	$14,373
Residential mortgages	8,628	(190)	—	13	8,451
Home equity loans and lines of credit	1,189	(7)	—	—	1,182
Consumer	670	(77)	(17)	18	594
Allowance for credit losses - loans	23,804	800	(44)	40	24,600
Allowance for credit losses - off-balance sheet credit exposures	2,240	(45)	—	—	2,195
Total	$26,044	$755	$(44)	$40	$26,795

	For the Three Months Ended September 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,504	$(1,009)	$(24)	$207	$11,678
Residential mortgages	7,706	95	(14)	—	7,787
Home equity loans and lines of credit	1,244	(73)	—	—	1,171
Consumer	347	290	(36)	1	602
Allowance for credit losses - loans	21,801	(697)	(74)	208	21,238
Allowance for credit losses - off-balance sheet credit exposures	1,899	(127)	—	—	1,772
Total	$23,700	$(824)	$(74)	$208	$23,010

	For the Nine Months Ended September 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,067	$2,378	$(96)	$24	$14,373
Residential mortgages	7,930	480	(4)	45	8,451
Home equity loans and lines of credit	1,185	20	(23)	—	1,182
Consumer	572	57	(65)	30	594
Allowance for credit losses - loans	21,754	2,935	(188)	99	24,600
Allowance for credit losses - off-balance sheet credit exposures	2,190	5	—	—	2,195
Total	$23,944	$2,940	$(188)	$99	$26,795

	For the Nine Months Ended September 30, 2024

	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,674	$(1,208)	$(24)	236	$11,678
Residential mortgages	6,970	949	(132)	—	7,787
Home equity loans and lines of credit	1,339	(171)	—	3	1,171
Consumer	379	321	(102)	4	602
Allowance for credit losses - loans	21,362	(109)	(258)	243	21,238
Allowance for credit losses - off-balance sheet credit exposures	1,681	91	—	—	1,772
Total	$23,043	$(18)	$(258)	$243	$23,010

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	September 30, 2025
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$126	$—	$—	$—	$126
Related to loans collectively evaluated	14,247	8,451	1,182	594	24,474
Ending balance	$14,373	$8,451	$1,182	$594	$24,600

Loans:
Individually evaluated	$6,185	$537	$—	$—	$6,722
Loans collectively evaluated	752,345	763,147	97,586	18,732	1,631,810
Ending balance	$758,530	$763,684	$97,586	$18,732	$1,638,532

	December 31, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$—	$—	$—	$—	$—
Related to loans collectively evaluated	12,067	7,930	1,185	572	21,754
Ending balance	$12,067	$7,930	$1,185	$572	$21,754

Loans:
Individually evaluated	$—	$1,541	$—	$—	$1,541
Loans collectively evaluated	654,268	688,028	94,928	17,564	1,454,788
Ending balance	$654,268	$689,569	$94,928	$17,564	$1,456,329

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the  three and nine months ended September 30, 2025 and 2024 was immaterial.

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

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted.

For the Three Months Ended September 30, 2025
	Other	Total
	Payment	Class Segment
	Delay	of Loans
Commercial:
Real estate	$4,501	0.96%
Commercial and industrial	—	—%
Construction	—	—%
Residential mortgages	—	—%
Home equity loans and lines	—	—%
Consumer	—	—%
	$4,501	0.27%

For the Nine Months Ended September 30, 2025
	Other	Total
	Payment	Class Segment
	Delay	of Loans
Commercial:
Real estate	$4,501	0.96%
Commercial and industrial	—	—%
Construction	—	—%
Residential mortgages	—	—%
Home equity loans and lines	—	—%
Consumer	—	—%
	$4,501	0.27%

The modifications to borrowers experiencing financial difficulty during the three and the nine months ended September 30, 2025 provided partial payment deferrals for a weighted average of 0.3 years.

The Company closely monitors the performance of the loans that are modified. The loans that were modified during the prior twelve months preceding September 30, 2025 were all performing within their modified terms with no payment defaults.

At September 30, 2025 loans modified to borrowers experiencing financial difficulty were on non-accrual status. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

There were no modifications to loans where the borrower was considered to be experiencing financial difficulty for the three and nine months ended September 30, 2024.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	September 30, 2025
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$6,185	$5,338	$1	$—
Commercial and industrial	5	—	—	—
Construction	—	—	—	—
Residential mortgages	3,811	537	—	—
Home equity loans and lines	1,385	—	—	—
Consumer	—	—	—	—
	$11,386	$5,875	$1	$—

	December 31, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$—	$—	$1	$—
Commercial and industrial	10	—	—	—
Construction	—	—	—	—
Residential mortgages	4,127	1,541	—	—
Home equity loans and lines	1,109	—	—	—
Consumer	—	—	—	—
	$5,246	$1,541	$1	$—

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

September 30, 2025
	Amortized Cost	Collateral Type
Commercial:
Real estate	$6,185	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	537	Residential real estate property
Home equity loans and lines	—
Consumer	—
$6,722

December 31, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$—
Commercial and industrial	—
Construction	—
Residential mortgages	1,541	Residential real estate property
Home equity loans and lines	—
Consumer	—
$1,541

The following tables present the aging of the recorded investment in loans by class of loans (dollars in thousands):

	September 30, 2025
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$3	$6	$6,187	$6,196	$463,597	$469,793
Commercial and industrial	—	—	—	—	125,267	125,267
Construction	—	—	—	—	163,470	163,470
Residential mortgages	—	1,620	388	2,008	761,676	763,684
Home equity loans and lines	319	416	267	1,002	96,584	97,586
Consumer	43	3	—	46	18,686	18,732
Total	$365	$2,045	$6,842	$9,252	$1,629,280	$1,638,532

	December 31, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$6,734	$—	$1	$6,735	$408,100	$414,835
Commercial and industrial	5	—	—	5	108,469	108,474
Construction	—	—	—	—	130,959	130,959
Residential mortgages	—	888	1,515	2,403	687,166	689,569
Home equity loans and lines	1,198	67	567	1,832	93,096	94,928
Consumer	7	6	—	13	17,551	17,564
Total	$7,944	$961	$2,083	$10,988	$1,445,341	$1,456,329

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
		2024					Loans	Loans
		Transition					Amortized	Converted
September 30, 2025	2025	Period	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$56,583	$14,454	$49,146	$44,021	$53,375	$225,803	$764	$—	$444,146
Special mention	—	—	—	455	—	5,600	—	—	6,055
Substandard	—	—	—	—	2,105	15,592	1,048	—	18,745
Doubtful	—	—	—	—	—	847	—	—	847
Total commercial real estate	$56,583	$14,454	$49,146	$44,476	$55,480	$247,842	$1,812	$—	$469,793

Current period gross charge-offs	$—	$—	$—	$—	$69	$—	$—	$—	$69

Commercial and industrial
Risk Rating
Pass	$29,667	$9,230	$12,438	$3,991	$2,916	$8,339	$54,974	$—	$121,555
Special mention	—	—	—	—	—	1,409	—	—	1,409
Substandard	—	—	—	—	12	2,204	5	—	2,221
Doubtful	—	—	—	—	—	82	—	—	82
Total commercial and industrial	$29,667	$9,230	$12,438	$3,991	$2,928	$12,034	$54,979	$—	$125,267

Current period gross charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27

Commercial construction
Risk Rating
Pass	$17,481	$42,075	$51,436	$5,660	$29,589	$16,462	$767	$—	$163,470
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$17,481	$42,075	$51,436	$5,660	$29,589	$16,462	$767	$—	$163,470

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$98,994	$90,104	$176,816	$183,118	$38,660	$172,062	$119	$—	$759,873
Non-performing	—	—	501	975	491	1,844	—	—	3,811
Total residential mortgages	$98,994	$90,104	$177,317	$184,093	$39,151	$173,906	$119	$—	$763,684

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$—	$4

Home equity loans and lines of credit
Performing	$1,646	$2,353	$5,573	$5,270	$8,314	$14,806	$54,872	$3,367	$96,201
Non-performing	—	—	—	—	—	160	1,225	—	1,385
Total home equity loans and lines of credit	$1,646	$2,353	$5,573	$5,270	$8,314	$14,966	$56,097	$3,367	$97,586

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Consumer
Performing	$934	$4,776	$3,705	$346	$36	$3,435	$5,500	$—	$18,732
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$934	$4,776	$3,705	$346	$36	$3,435	$5,500	$—	$18,732

Current period gross charge-offs	$54	$—	$—	$6	$4	$1	$—	$—	$65

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
	2024						Loans	Loans
	Transition						Amortized	Converted
December 31, 2024	Period	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$11,873	$33,387	$46,482	$54,961	$22,212	$223,547	$531	$—	$392,993
Special mention	—	—	—	—	—	4,918	—	—	4,918
Substandard	—	—	—	2,198	—	13,634	1,092	—	16,924
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$11,873	$33,387	$46,482	$57,159	$22,212	$242,099	$1,623	$—	$414,835

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$11,089	$13,794	$5,472	$4,377	$2,459	$9,354	$59,342	$—	$105,887
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	15	—	2,304	151	—	2,470
Doubtful	—	—	—	—	—	117	—	—	117
Total commercial and industrial	$11,089	$13,794	$5,472	$4,392	$2,459	$11,775	$59,493	$—	$108,474

Current period gross charge-offs	$—	$—	$—	$—	$21	$66	$24	$—	$111

Commercial construction
Risk Rating
Pass	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$71,164	$187,372	$198,502	$41,117	$54,754	$132,419	$114	$—	$685,442
Non-performing	—	—	1,140	516	—	2,471	—	—	4,127
Total residential mortgages	$71,164	$187,372	$199,642	$41,633	$54,754	$134,890	$114	$—	$689,569

Current period gross charge-offs	$—	$—	$41	$—	$—	$4	$—	$—	$45

Home equity loans and lines of credit
Performing	$2,465	$6,219	$5,949	8,955	$3,209	$13,561	$51,312	$2,149	$93,819
Non-performing	—	—	—	95	—	194	820	—	1,109
Total home equity loans and lines of credit	$2,465	$6,219	$5,949	$9,050	$3,209	$13,755	$52,132	$2,149	$94,928

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564

Current period gross charge-offs	$46	$15	$7	$3	$—	$29	$—	$—	$100

As of September 30, 2025 and December 31, 2024, the Company had pledged $749.0 million and $672.3 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At September 30, 2025, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $412.2 million, consisting of $206.1 million of interest rate swaps with commercial borrowers and $206.1 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At December 31, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $376.6 million, consisting of $188.3 million of interest rate swaps with commercial borrowers and $188.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. Derivative assets and derivative liabilities with the same counterparty are presented on a net basis when master netting agreements are in place. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	September 30, 2025
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$8,651	$8,651
Less: master netting arrangements	(753)	(753)
Less: cash collateral applied	(7,400)	—
Net amount	$498	$7,898

	December 31, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,735	$13,735
Less: master netting arrangements	—	—
Less: cash collateral applied	(13,735)	—
Net amount	$—	$13,735

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At September 30, 2025, the Company had received $7.4 million and deposited none as collateral for swap agreements with third-party counterparties. At December 31, 2024, the Company had received $13.7 million and deposited none as collateral for swap agreements with third-party counterparties.

6.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income were as follows (dollars in thousands):

Details About Accumulated Other					Affected Line Item in the Statement
Comprehensive Income Components					Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Unrealized gains/losses on securities (before tax):
Net gains included in net income	$—	$(165)	$—	$(165)	Net gain on securities available for sale transactions
Tax expense	—	43	—	43	Income tax expense
Net of tax	—	(122)	—	(122)

Amortization of defined benefit plan items (before tax):
Net actuarial gain	(137)	—	(411)	(30)	Other noninterest expense
Tax benefit	36	—	108	8	Income tax expense
Net of tax	(101)	—	(303)	(22)
Total reclassification for the period, net of tax	$(101)	$(122)	$(303)	$(144)

The balances and changes in the components of accumulated other comprehensive income, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2025:
Accumulated other comprehensive income (loss) as of July 1, 2025	$(649)	$7,701	$7,052
Other comprehensive income before reclassifications	1,270	—	1,270
Amounts reclassified from accumulated other comprehensive income	—	(101)	(101)
Accumulated other comprehensive income as of September 30, 2025	$621	$7,600	$8,221

2024:
Accumulated other comprehensive income (loss) as of July 1, 2024	$(2,734)	$7,676	$4,942
Other comprehensive income before reclassifications	1,820	—	1,820
Amounts reclassified from accumulated other comprehensive income	(122)	—	(122)
Accumulated other comprehensive income (loss) as of September 30, 2024	$(1,036)	$7,676	$6,640

	For the Nine Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2025:
Accumulated other comprehensive income (loss) as of January l, 2025	$(2,360)	$7,903	$5,543
Other comprehensive income before reclassifications	2,981	—	2,981
Amounts reclassified from accumulated other comprehensive income	—	(303)	(303)
Accumulated other comprehensive income as of September 30, 2025	$621	$7,600	$8,221

2024:
Accumulated other comprehensive income (loss) as of January l, 2024	$(3,953)	$4,134	$181
Other comprehensive income before reclassifications	3,039	3,564	6,603
Amounts reclassified from accumulated other comprehensive income	(122)	(22)	(144)
Accumulated other comprehensive income (loss) as of September 30, 2024	$(1,036)	$7,676	$6,640

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2025	2024
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$449	$645
Reclassification adjustment for gains included in net income	—	(43)
	449	602
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	(36)	—
	(36)	—
	$413	$602

	For the Nine Months Ended
	September 30,
	2025	2024
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$1,056	$1,076
Reclassification adjustment for gains included in net income	—	(43)
	1,056	1,033
Defined benefit plans:
Change in funded status	—	1,262
Reclassification adjustment for amortization of net actuarial gain	(108)	(8)
	(108)	1,254
	$948	$2,287

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

Net periodic pension (income) cost included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$301	$277	$903	$865
Interest cost	570	481	1,710	1,594
Expected return on plan assets	(854)	(710)	(2,562)	(2,259)
Amortization of net actuarial gain	(118)	(105)	(354)	(105)
Net periodic pension (income) cost	$(101)	$(57)	$(303)	$95

The service cost component of the net periodic (income) cost is included in salaries and employee benefits and the interest cost, expected return on plan assets and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Contributions

For the three and nine months ended September 30, 2025 and 2024, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit cost included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Service cost	$4	$5	$12	$12
Interest cost	16	18	48	52
Amortization of net actuarial gain	(19)	(12)	(57)	(22)
Net periodic post-retirement benefit cost	$1	$11	$3	$42

The service cost component of the net periodic post-retirement benefit cost is included in salaries and employee benefits and the interest cost and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2025 was $10.6 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of September 30,
	2025	2024
Allocated	261,977	254,580
Committed to be allocated	38,187	38,187
Unallocated	674,642	725,558
Total shares	974,806	1,018,325

Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2025 was $163,000 and $457,000, respectively.

Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2024 was $139,000 and $382,000, respectively.

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

	September 30, 2025
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$48,288	$309,311	$357,599
Standby letters of credit	—	27,059	27,059
	$48,288	$336,370	$384,658

	December 31, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$31,804	$285,464	$317,268
Standby letters of credit	—	22,552	22,552
	$31,804	$308,016	$339,820

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2025, approximately $322.3 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At September 30, 2025, approximately $209,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At September 30, 2025 and December 31, 2024, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at September 30, 2025 and December 31, 2024 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At September 30, 2025 and December 31, 2024, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company will establish an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses will change over time and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $2.6 million was recognized for the three and nine months ended September 30, 2025 and no litigation-related expense recognized for the three and nine months ended September 30, 2024. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $51.8 million in excess of the accrued liability, if any, as of September 30, 2025. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure.

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

For the fraudulent activity related to the Mann Entities, the Bank’s potential monetary exposure with respect to its deposit activity was approximately $18.5 million. In the quarter ended September 30, 2019, the Bank exercised its rights pursuant to state and federal law and the relevant Mann Entity general deposit account agreements to take actions to set off/recover approximately $16.0 million from general deposit corporate operating accounts held by the Mann Entities at the Bank to partially cover overdrafts/negative account balances in Mann Entity general deposit corporate operating accounts that primarily resulted from another bank returning/calling back $15.6 million in checks on August 30, 2019, that the Mann Entities had deposited into and then withdrawn from their accounts at the Bank the day before. In the quarter ended September 30, 2019, the Bank recognized a charge to non-interest expense in the amount of $2.5 million based on the net negative deposit balance of the various Mann Entities’ accounts after the setoffs/overdraft recoveries. Through September 30, 2025, no additional charges to non-interest expense were recognized related to the deposit transactions with the Mann Entities.

With respect to the Bank’s lending activity with the Mann Entities, its potential exposure was approximately $15.8 million (which represents the Bank’s participation interest in the approximately $35.8 million commercial loan relationships for which the Bank was the originating lender). In the quarter ended June 30, 2019, the Bank recognized a provision for loan losses in the amount of $15.8 million, related to the charge-off of the entire principal balance owed to the Bank related to the Mann Entities’ commercial loan relationships. During the quarter ended March 31, 2020 and the quarter ended September 30, 2020, the Bank recognized partial recoveries in the amount of $1.7 million and $34,000, respectively, related to the charge-off of the Mann Entities’ commercial loan relationships, which were credited to the allowance for loan losses. Through September 30, 2025, no additional charges to the provision for credit losses and no additional recoveries related to the charge-off of the loans were recognized related to the loan transactions with the Mann Entities.

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

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. On April 10, 2023, the Court entered a memorandum decision and order granting Southwestern leave to file a third amended complaint adding Granite Solutions Groupe, Inc. (“Granite Solutions”) as a plaintiff and asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, aiding and abetting conversion, and aiding and abetting fraud. Southwestern and Granite Solutions filed the third amended complaint on April 26, 2023. The third amended complaint seeks a monetary judgment of at least $39.0 million, allegedly comprised of compensatory damages in excess of $13.0 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to the third amended complaint on May 12, 2023. In addition to denying that Southwestern or Granite Solutions is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against Southwestern and cross-claims against certain of the Mann Parties for common law fraud under New York law and violations of RICO. The Pioneer Parties contend that the actions of Southwestern and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. Southwestern filed its answer to the counterclaims on June 2, 2023. On June 3, 2024, the Pioneer Parties filed a motion for summary judgment on all claims asserted in the third amended complaint. On the same day, the plaintiffs filed a motion for partial summary judgment as to one of the Pioneer Parties’ affirmative defenses and on the counterclaims against Southwestern for violations of RICO. On June 14, 2024, the Pioneer Parties filed a separate motion to dismiss certain claims asserted in the third amended complaint for lack of subject-matter jurisdiction. Briefing on the various motions was completed on August 28, 2024. On June 25, 2025, the court denied the Pioneer Parties’ motion to dismiss for lack of subject-matter jurisdiction. On August 25, 2025, the Court denied the parties’ motions for summary judgment. On September 8, 2025, the Pioneer Parties filed a motion for partial reconsideration and clarification of the Court’s order denying their summary judgment motions. The motion has been fully briefed and is pending before the Court. On October 3, 2025, the Court entered an order setting a trial date of August 17, 2026.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On August 4, 2020, the magistrate judge issued a decision recommending that NatPay be allowed to intervene, which was subsequently accepted by the Court. NatPay filed its complaint in intervention on August 18, 2020.  On April 10, 2023, the Court entered a memorandum decision and order granting NatPay leave to file an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. NatPay filed its amended complaint on April 13, 2023. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The Pioneer Parties filed their answer to NatPay’s amended complaint on May 12, 2023. In addition to denying that NatPay is entitled to any of the relief sought in the third amended complaint, the Pioneer Parties asserted numerous affirmative defenses, as well as counterclaims against NatPay and cross-claims against certain of the Mann Parties for violations of RICO. The Pioneer Parties contend that the actions of NatPay and certain of the Mann Parties have resulted in damages to the Pioneer Parties comprised of compensatory damages, treble damages, and attorneys’ fees and costs. The Pioneer Parties seek to recover these damages jointly and severally against all counterclaim and cross-claim defendants. On June 23, 2023, NatPay filed a motion to dismiss the counterclaims and certain affirmative defenses of the Pioneer Parties.  The Pioneer Parties filed their opposition to the motion on July 21, 2023, and the motion was fully briefed and submitted to the Court for decision on August 4, 2023. On December 21, 2023, the Court entered an order granting NatPay’s motion. On January 18, 2024, the Pioneer Parties filed a motion for reconsideration of the Court’s order and for leave to amend their answer and counterclaims. On April 3, 2024, the Court entered an order granting the Pioneer Parties leave to amend their answer and counterclaims. The Pioneer Parties thereafter filed their amended answer and counterclaims on April 15, 2024. NatPay filed its reply to amended counterclaims on April 29, 2024. On June 3, 2024, the Pioneer Parties filed a motion for summary judgment on all claims asserted in the amended complaint, as well as a separate motion to dismiss the amended complaint in its entirety for lack of subject-matter jurisdiction. On the same day, NatPay filed a motion for partial summary judgment as to one of the Pioneer Parties’ affirmative defenses and on the counterclaims against NatPay for violations of RICO. Briefing on the various motions was completed on August 28, 2024. On June 25, 2025, the Court denied the Pioneer Parties’ motion to dismiss for lack of subject-matter jurisdiction. On August 25, 2025, the Court denied the parties’ motions for summary judgment. On September 8, 2025, the Pioneer Parties filed a motion for partial reconsideration and clarification of the Court’s order denying their summary judgment motions. The motion has been fully briefed and is pending before the Court. On October 3, 2025, the Court entered an order setting a trial date of August 17, 2026.

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

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in U.S. v. Mann filed in United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.  On June 28, 2021, the government filed a motion to dismiss the Bank’s petition. On July 30, 2021, the Bank filed opposition to the government’s motion to dismiss the Bank’s petition. On August 13, 2021, the government filed a reply to the Bank’s opposition to the government’s motion to dismiss the Bank’s petition. On October 14, 2022, the magistrate judge assigned to the case entered a report and recommendation recommending the motion to dismiss the Bank’s petition be granted in part and denied in part. On October 28, 2022, the Bank filed an objection to the magistrate judge’s report and recommendation. The government filed its opposition to the Bank’s objection on November 21, 2022. On April 5, 2024, the district judge entered an order overruling the Bank’s objection and affirming the magistrate judge’s report and recommendation. The court ordered the matter to proceed to a hearing but has not yet set a date for the hearing. On February 27, 2025, the magistrate judge assigned to the case denied the Bank’s motion to file an amended petition. The court subsequently approved the Bank’s stipulation to the dismissal of its remaining claim without prejudice to the Bank’s right to appeal the court’s prior decisions on its other claims at the appropriate time. A hearing concerning another creditor’s claim to the forfeited property was held on October 14, 2025, and a ruling on that creditor’s claim remains pending.

On September 2, 2022, two substantially similar putative class action complaints were filed against the Pioneer Parties in the Supreme Court of the State of New York for Albany County.  The first complaint was filed by Brandes & Yancy PLLC and Ricardo’s Restaurant, Inc., two alleged clients of Southwestern which seek to assert claims on behalf of all current or former Southwestern clients based on the same set of facts as the AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the Southwestern, and NatPay complaints. The second complaint was filed by O’Malley’s Oven LLC and Legat Architects, Inc., two alleged clients of MyPayrollHR.Com, LLC and ProData Payroll Services, Inc., affiliates of Cloud Payroll, LLC (collectively, “Cloud Payroll”). Similar to the first complaint described above, the two named plaintiffs in the second complaint seek to assert claims on behalf of all current or former Cloud Payroll clients based on the same set of facts as the AXH, and Granite Solutions complaints as described above, and the alleged taxes sought in the Southwestern, and NatPay complaints. Both complaints assert claims against the Pioneer Parties for conversion, gross negligence, unjust enrichment, money had and received, tortious interference with contract, aiding and abetting fraud, and a declaratory judgment. Both complaints also seek to recover compensatory and punitive damages, plus pre-judgment interest, costs, expenses, disbursements, and reasonable attorneys’ fees. The Pioneer Parties acknowledged service of the complaints as of December 30, 2022. On February 28, 2023, the Pioneer Parties filed motions to dismiss the complaints. On April 7, 2023, the plaintiffs filed amended complaints that assert the same causes of action but include additional allegations. On April 27, 2023, the Pioneer Parties elected to withdraw their pending motions to dismiss and file renewed motions to dismiss the amended complaints. The Pioneer Parties filed renewed motions to dismiss on June 26, 2023. On August 25, 2023, plaintiffs in both putative class actions filed their responses to the renewed motions to dismiss filed by the Pioneer Parties. On October 6, 2023, the Pioneer Parties filed their reply to the response of the plaintiffs. On February 1, 2024, the court entered an order, on its own motion, staying both actions pending the outcome of the ongoing, earlier-filed federal litigation described above. On September 16, 2025, following receipt of an update concerning the status of the federal litigation, the Court ordered that the stay remain in effect and instructed the parties to provide a further update on the status of the federal litigation by March 31, 2026.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		September 30, 2025 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$79,412	$79,412	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	37,483	—	37,483	—
Government-sponsored enterprises	40,612	—	40,612	—
Collateralized mortgage obligations:
U.S. Government agency securities	21,514	—	21,514	—
Government-sponsored enterprises	50,850	—	50,850	—
Municipal obligations	24,638	—	24,638	—
Total available for sale securities	254,509	79,412	175,097	—
Derivative assets (1)	8,651	—	8,651	—
Total	$263,160	$79,412	$183,748	$—

Liabilities:
Derivative liabilities (1)	$8,651	$—	$8,651	$—
Total	$8,651	$—	$8,651	$—

		Fair Value Measurements at
		December 31, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$216,706	$216,706	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	19,328	—	19,328	—
Government-sponsored enterprises	16,889	—	16,889	—
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	—	17,548	—
Government-sponsored enterprises	33,241	—	33,241	—
Municipal obligations	17,825	—	17,825	—
Total available for sale securities	321,537	216,706	104,831	—
Derivative assets (1)	13,735	—	13,735	—
Total	$335,272	$216,706	$118,566	$—

Liabilities:
Derivative liabilities (1)	$13,735	$—	$13,735	$—
Total	$13,735	$—	$13,735	$—

(1)	Additional information regarding impact of netting derivative assets and derivative liabilities, as well as the impact of offsetting cash collateral can be found in Note 5 – Derivatives.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Individually evaluated loans:
Commercial loans	$721	$—	$—	$721
OREO	595	—	—	595

Loans individually evaluated for credit losses where the amortized cost was adjusted to fair value had a carrying amount of $847,000 with a valuation allowance of $126,000 resulting in an estimated fair value of $721,000 as of September 30, 2025. There were no loans individually evaluated for credit losses where the amortized cost was adjusted to fair value as of December 31, 2024.

The Company had no OREO at December 31, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
September 30, 2025
Individually evaluated loans:
Commercial loans	$721	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
OREO	595	Appraisal of collateral (1)	Liquidation expense (2)	11.0%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	September 30, 2025
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$228,551	$228,551	$228,551		$—		$—
Securities available for sale	254,509	254,509	79,412		175,097		—
Securities held to maturity	43,882	38,569	—		38,569		—
FHLBNY and FRBNY stock	3,934	3,934	—		3,934		—
Net loans receivable	1,613,932	1,589,382	—		—		1,589,382
Accrued interest receivable	9,244	9,244	—		9,244		—
Derivative assets (1)	8,651	8,651	—		8,651		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,612,185	$1,612,185	$—		$1,612,185		$—
Time deposits	282,846	282,241	—		282,241		—
Mortgagors’ escrow deposits	4,068	4,068	—		4,068		—
Derivative liabilities (1)	8,651	8,651	—		8,651		—

	December 31, 2024
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$96,521	$96,521	$96,521		$—		$—
Securities available for sale	321,537	321,537	216,706		104,831		—
Securities held to maturity	25,400	22,457	—		22,457		—
FHLBNY and FRBNY stock	5,283	5,283	—		5,283		—
Net loans receivable	1,434,575	1,373,719	—		—		1,373,719
Accrued interest receivable	7,937	7,937	—		7,937		—
Derivative assets (1)	13,735	13,735	—		13,735		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,411,385	$1,411,385	$—		$1,411,385		$—
Time deposits	174,798	173,881	—		173,881		—
Mortgagors’ escrow deposits	8,097	8,097	—		8,097		—
FHLB advances	40,000	39,995	—		39,995		—
Derivative liabilities (1)	13,735	13,735	—		13,735		—

(1)	Additional information regarding impact of netting derivative assets and derivative liabilities, as well as the impact of offsetting cash collateral can be found in Note 5 – Derivatives.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Noninterest Income
In scope
Insurance services	$403	$472	$1,470	$1,771
Wealth management services	1,822	1,699	5,594	4,976
Service charges on deposit accounts	633	646	1,838	1,823
Card services income	709	716	2,089	2,095
Other	63	287	265	451
Noninterest income in scope	3,630	3,820	11,256	11,116

Noninterest income out of scope	185	298	1,090	924

Total noninterest income	$3,815	$4,118	$12,346	$12,040

1

11.EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$4,330	$6,308	$16,544	$14,957

Average number of common shares outstanding	25,151,467	25,813,787	25,260,464	25,966,680
Less: Average unallocated ESOP shares	681,006	731,923	693,735	744,651
Weighted-average number of common shares outstanding - basic	24,470,461	25,081,864	24,566,729	25,222,029
Add: Effect of dilutive stock options and restricted stock	122,744	68,786	60,658	57,532
Weighted-average number of common shares outstanding - diluted	24,593,205	25,150,650	24,627,387	25,279,561

Net earnings per common share:
Basic	$0.18	$0.25	$0.67	$0.59
Diluted	$0.18	$0.25	$0.67	$0.59

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 35,000 and 833,000 for the three and nine months ended September 30, 2025, respectively, and were 830,000 for the three and nine months ended September 30, 2024.

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

Professional fees include legal fees and other consulting expenses.

Other general and administrative expenses include expenses for office supplies, postage, telephone, insurance, litigation-related expense, includes expenses related to legal proceedings, and other miscellaneous operating expenses.

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

As we continue to execute on our business strategy, on October 28, 2025, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Brown Financial Management Group, LLC a wealth management firm in the Capital Region of New York. The acquisition was made to expand the Company’s wealth management services activities and added $73 million of assets under management. The Company paid $480,000 in cash and recorded $720,000 in contingent consideration payable to acquire the assets.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.4 million, or 5.7%, as of September 30, 2025 assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Three Months Ended September 30,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,586,791	$23,860	6.10%	$1,379,122	$20,930	6.16%
Securities	315,624	3,792	4.85%	280,753	2,165	3.09%
Interest-earning deposits and other	53,804	635	4.77%	90,691	1,284	5.74%
Total interest-earning assets	1,956,219	28,287	5.86%	1,750,566	24,379	5.64%
Non-interest-earning assets	137,022			149,409
Total assets	$2,093,241			$1,899,975

Interest-bearing liabilities:
Demand deposits	$132,399	$703	2.12%	$145,349	$715	1.97%
Savings deposits	257,221	90	0.14%	263,559	68	0.10%
Money market deposits	605,637	4,422	2.93%	530,250	4,075	3.08%
Certificates of deposit	193,078	1,807	3.76%	142,742	1,412	3.98%
Total interest-bearing deposits	1,188,335	7,022	2.37%	1,081,900	6,270	2.32%
Borrowings and other	99,732	1,062	4.29%	23,408	212	3.64%
Total interest-bearing liabilities	1,288,067	8,084	2.51%	1,105,308	6,482	2.35%
Non-interest-bearing deposits	461,863			454,168
Other non-interest-bearing liabilities	27,870			41,494
Total liabilities	1,777,800			1,600,970
Total shareholders' equity	315,441			299,005
Total liabilities and shareholders' equity	$2,093,241			$1,899,975
Net interest income		$20,203			$17,897
Net interest rate spread (1)			3.35%			3.29%
Net interest-earning assets (2)	$668,152			$645,258
Net interest margin (3)			4.16%			4.12%
Average interest-earning assets to interest-bearing liabilities	151.87%			158.38%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Nine Months Ended September 30,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,523,785	$67,362	5.95%	$1,342,361	$59,052	5.92%
Securities	341,750	11,515	4.53%	309,977	6,746	2.92%
Interest-earning deposits and other	66,010	2,264	4.61%	127,683	5,254	5.53%
Total interest-earning assets	1,931,545	81,141	5.66%	1,780,021	71,052	5.37%
Non-interest-earning assets	133,817			144,460
Total assets	$2,065,362			$1,924,481

Interest-bearing liabilities:
Demand deposits	$137,445	$2,102	2.05%	$170,318	$2,609	2.05%
Savings deposits	259,842	260	0.13%	267,398	174	0.09%
Money market deposits	612,555	13,200	2.89%	520,868	11,247	2.89%
Certificates of deposit	170,619	4,722	3.72%	136,156	3,870	3.81%
Total interest-bearing deposits	1,180,461	20,284	2.30%	1,094,740	17,900	2.19%
Borrowings and other	63,296	1,963	4.17%	24,496	726	3.98%
Total interest-bearing liabilities	1,243,757	22,247	2.40%	1,119,236	18,626	2.23%
Non-interest-bearing deposits	480,116			471,688
Other non-interest-bearing liabilities	28,643			40,508
Total liabilities	1,752,516			1,631,432
Total shareholders' equity	312,846			293,049
Total liabilities and shareholders' equity	$2,065,362			$1,924,481
Net interest income		$58,894			$52,426
Net interest rate spread (1)			3.26%			3.14%
Net interest-earning assets (2)	$687,788			$660,785
Net interest margin (3)			4.10%			3.95%
Average interest-earning assets to interest-bearing liabilities	155.30%			159.04%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$3,134	$(204)	$2,930	$7,963	$347	$8,310
Securities	292	1,335	1,627	746	4,023	4,769
Interest-earning deposits and other	(458)	(191)	(649)	(2,223)	(767)	(2,990)
Total interest-earning assets	2,968	940	3,908	6,486	3,603	10,089

Interest-bearing liabilities:
Demand deposits	(67)	54	(13)	(505)	(2)	(507)
Savings deposits	(2)	24	22	(8)	94	86
Money market deposits	561	(213)	348	1,974	(21)	1,953
Certificates of deposit	477	(82)	395	1,015	(163)	852
Total interest-bearing deposits	969	(217)	752	2,476	(92)	2,384
Borrowings and other	806	44	850	1,201	36	1,237
Total interest-bearing liabilities	1,775	(173)	1,602	3,677	(56)	3,621
Change in net interest income	$1,193	$1,113	$2,306	$2,809	$3,659	$6,468

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets of $2.24 billion at September 30, 2025 increased $263.6 million, or 13.3%, from $1.98 billion at December 31, 2024. The increase was due primarily to an increase of $179.4 million, or 12.5%, in net loans receivable and an increase of $132.1 million, or 136.8%, in cash and cash equivalents, offset in part by a decrease of $67.0 million, or 20.8%, in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents of $228.6 million at September 30, 2025, increased $132.1 million, or 136.8%, from $96.5 million at December 31, 2024.

Securities Available for Sale. Total securities available for sale of $254.5 million at September 30, 2025 decreased $67.0 million, or 20.8%, from $321.5 million at December 31, 2024. The decrease was primarily due to maturities, paydowns and calls of $176.7 million, offset in part by purchases of $102.0 million of securities during the nine months ended September 30, 2025.

Securities Held to Maturity. Total securities held to maturity of $43.9 million at September 30, 2025 increased $18.5 million, or 72.8%, from $25.4 million at December 31, 2024. The increase was primarily due to purchases of $24.4 million, offset in part by maturities, paydowns and calls of $5.7 million during the nine months ended September 30, 2025.

Net Loans Receivable. Net loans receivable of $1.61 billion at September 30, 2025 increased $179.4 million, or 12.5%, from $1.43 billion at December 31, 2024. The increase in net loans receivable was primarily a result of growth in the residential mortgage loan portfolio which increased by $74.1 million, or 10.7%, to $763.7 million at September 30, 2025 from $689.6 million at December 31, 2024. Commercial real estate loans increased by $55.0 million, or 13.2%, to $469.8 million at September 30, 2025 from $414.8 million at December 31, 2024, commercial construction loans increased by $32.5 million, or 24.8%, to $163.5 million at September 30, 2025 from $131.0 million at December 31, 2024, commercial and industrial loans increased by $16.8 million, or 15.5%, to $125.3 million at September 30, 2025 from $108.5 million at December 31, 2024,  home equity loans and lines of credit increased by $2.7 million, or 2.8%, to $97.6 million at September 30, 2025 from $94.9 million at December 31, 2024, and consumer loans increased by $1.1 million, or 6.6%, to $18.7 million at September 30, 2025 from $17.6 million at December 31, 2024.

The increase in residential mortgage loans was primarily related to the Bank’s relationship with a third-party mortgage banking company which facilitated an increase in residential mortgage loan volume, despite the higher interest rate environment. The increase in commercial real estate loans and commercial and industrial loans was due to loan funding outpacing loan payoffs. The increase in commercial construction loans was due to funding of increased construction commitments. The increase in consumer loans was due to the purchase of $5.0 million in unsecured consumer loans during the nine months ended September 30, 2025.

The following table presents our commercial real estate loan portfolio by industry sector at September 30, 2025.

	At September 30, 2025
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans:
Multi-family	$131,236	27.9%
Owner-occupied real estate:
Retail	24,704	5.3%
Office	21,384	4.6%
Warehouse	19,965	4.2%
Mixed use	6,125	1.3%
Accommodation and food service	4,703	1.0%
Other real estate	21,953	4.7%
Total owner-occupied real estate	98,834	21.1%
Non-owner occupied real estate:
Retail	82,030	17.5%
Accommodation and food service	41,078	8.7%
Office	37,760	8.0%
Warehouse	37,394	8.0%
Mixed use	15,125	3.2%
Other real estate	26,336	5.6%
Total non-owner occupied real estate	239,723	51.0%
Total commercial real estate loans	$469,793	100.0%

Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.

Deposits. Deposits of $1.90 billion at September 30, 2025 increased $308.8 million, or 19.5%, from $1.59 billion at December 31, 2024. By deposit category, non-interest-bearing demand accounts increased by $115.7 million, or 25.5%, to $570.0 million at September 30, 2025 from $454.3 million at December 31, 2024, certificates of deposit increased by $108.0 million, or 61.8%, to $282.8 million at September 30, 2025 from $174.8 million at December 31, 2024 (included in certificates of deposit were brokered deposits which increased by $89.8 million to $129.8 million at September 30, 2025 from $40.0 million at December 31, 2024), money market accounts increased by $90.9 million, or 16.3%, to $649.4 million at September 30, 2025 from $558.5 million at December 31, 2024, demand accounts increased by $2.7 million, or 1.9%, to $141.1 million at September 30, 2025 from $138.4 million at December 31, 2024, offset in part by a decrease in savings accounts of $8.5 million, or 3.2%, to $251.7 million at September 30, 2025 from $260.2 million at December 31, 2024.

The increase in non-interest-bearing demand accounts was primarily related to growth in municipal deposits due to seasonality and growth in commercial deposits. The increase in certificates of deposit was primarily due to an increase in brokered deposits, and by a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The increase in money market accounts was primarily due to a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The decrease in savings accounts was primarily related to migration of funds to higher interest-bearing accounts.

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	At September 30, 2025		At December 31, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$932,669	49.2%	$848,505	53.5%
Business deposits	353,714	18.7%	297,936	18.8%
Municipal deposits	608,648	32.1%	439,742	27.7%
Total	$1,895,031	100.0%	$1,586,183	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	At September 30, 2025	At December 31, 2024

	(In thousands)
Uninsured deposits, per regulatory requirements	$917,705	$688,288
Less: Affiliate deposits	34,038	44,051
Collateralized deposits	608,648	439,742
Uninsured deposits, after exclusions	$275,019	$204,495

Uninsured deposits after exclusions represented 14.5% and 12.9% of total deposits as of September 30, 2025 and December 31, 2024, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit.

Borrowings from Federal Home Loan Bank of New York (“FHLBNY”). There were no borrowings from FHLBNY at September 30, 2025, compared to $40.0 million at December 31, 2024. The decrease in borrowings from FHLBNY was due to the payoff of the borrowings during the nine months ended September 30, 2025.

Total Shareholders’ Equity. Total shareholders’ equity of $314.2 million at September 30, 2025 increased $9.6 million, or 3.2%, from $304.6 million at December 31, 2024 primarily as a result of net income of $16.5 million and an increase in accumulated other comprehensive income of $2.7 million, partially offset by the repurchase of common stock of $10.9 million during the nine months ended September 30, 2025.

Comparison of Operating Results for the Three Months Ended September 30, 2025 and September 30, 2024

General.  Net income decreased by $2.0 million to $4.3 million for the three months ended September 30, 2025 as compared to $6.3 million for the three months ended September 30, 2024. The decrease was primarily due to an increase in non-interest expense of $2.9 million, an increase in the provision for credit losses of $1.7 million, and a decrease in non-interest income of $303,000, offset in part by an increase in net interest income of $2.3 million and by a decrease in income tax expense of $609,000.

Interest and Dividend Income.  Interest and dividend income increased $3.9 million, or 16.0%, to $28.3 million for the three months ended September 30, 2025, from $24.4 million for the three months ended September 30, 2024 due to increases in interest income on loans and interest income on securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 22 basis points increase in the average yield on interest-earning assets to 5.86% for the three months ended September 30, 2025, from 5.64% for the three months ended September 30, 2024. The increase in the average yield on interest-earning assets was driven by market related increases in interest rates on new loans and on investment securities purchased. Average interest-earning assets increased by $205.7 million from $1.75 billion for the three months ended September 30, 2024 to $1.96 billion for the three months ended September 30, 2025 primarily due to the increase in the average balance of loans.

Interest income on loans increased $3.0 million, or 14.0%, to $23.9 million for the three months ended September 30, 2025 from $20.9 million for the three months ended September 30, 2024. Interest income on loans increased due to a $207.7 million increase in the average balance of loans to $1.59 billion for the three months ended September 30, 2025 from $1.38 billion for the three months ended September 30, 2024, offset in part by a six basis points decrease in the average yield on loans to 6.10% for the three months ended September 30, 2025 from 6.16% for the three months ended September 30, 2024. The increase in the average balance of loans was principally due to purchases of residential mortgage loans and increased originations of commercial real estate loans, commercial construction loans, and commercial and industrial loans. The decrease in average yield on loans was primarily due to loans tied to variable short-term rates which decreased as compared to the same period in the prior year and market related decreases in interest rates on new loans as compared to the same period in the prior year.

Interest income on securities increased $1.6 million, or 75.1%, to $3.8 million for the three months ended September 30, 2025 from $2.2 million for the three months ended September 30, 2024. Interest income on securities increased due to a $34.8 million increase in the average balance of securities to $315.6 million for the three months ended September 30, 2025 from $280.8 million for the three months ended September 30, 2024, and a 176 basis points increase in the average yield on securities to 4.85% for the three months ended September 30, 2025 from 3.09% for the three months ended September 30, 2024. The increase in the average balance and average yield of securities was primarily due to the purchases of new securities during the nine months ended September 30, 2025 and the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks and other decreased $649,000 to $635,000 for the three months ended September 30, 2025 from $1.3 million for the three months ended September 30, 2024. Interest income on interest-earning deposits with banks and other decreased due to a $36.9 million decrease in the average balances on interest-earning deposits with banks and other to $53.8 million for the three months ended September 30, 2025 from $90.7 million for the three months ended September 30, 2024, primarily due to an increase in the average balances of loans and securities, as well as a 97 basis points decrease in the average yield on interest-earning deposits with banks and other to 4.77% for the three months ended September 30, 2025 from 5.74% for the three months ended September 30, 2024 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $1.6 million, or 24.7%, to $8.1 million for the three months ended September 30, 2025 from $6.5 million for the three months ended September 30, 2024 primarily as a result of an increase in interest expense on deposits and borrowings and other liablities. The increase was primarily due to a 16 basis points increase in the average cost of interest-bearing liabilities to 2.51% for the three months ended September 30, 2025 from 2.35% for the three months ended September 30, 2024, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $752,000, or 12.0%, to $7.0 million for the three months ended September 30, 2025 from $6.3 million for the three months ended September 30, 2024. Interest expense on interest-bearing deposits increased primarily due to a five basis points increase in the average cost of interest-bearing deposits to 2.37% for the three months ended September 30, 2025 from 2.32% for the three months ended September 30, 2024, as well as a shift in the mix of interest-bearing deposits to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $106.4 million to $1.19 billion for the three months ended September 30, 2025 from $1.08 billion for the three months ended September 30, 2024. The increase in the average cost of interest-bearing deposits was due primarily to a shift in the mix of deposits towards higher cost interest-bearing accounts. The increase in the average balance of interest-bearing deposits was due to higher average money market and certificates of deposit balances.

Interest expense on borrowings and other liabilities increased $850,000 to $1.1 million for the three months ended September 30, 2025 from $212,000 for the three months ended September 30, 2024 due primarily to an increase in average borrowings and other liabilities of $76.3 million to $99.7 million for the three months ended September 30, 2025 from $23.4 million for the three months ended September 30, 2024 and an increase in the average cost of borrowings and other liabilities of 65 basis points to 4.29% for the three months ended September 30, 2025 from 3.64% for the three months ended September 30, 2024.

Net Interest Income.  Net interest income of $20.2 million for the three months ended September 30, 2025 increased $2.3 million, or 12.9%, compared to $17.9 million for the three months ended September 30, 2024 as net interest margin increased four basis points to 4.16% for the three months ended September 30, 2025 from 4.12% for the three months ended September 30, 2024, and due to an increase in net interest-earning assets of $22.9 million to $668.2 million for the three months ended September 30, 2025 from $645.3 million for the three months ended September 30, 2024. Net interest rate spread increased six basis points to 3.35% for the three months ended September 30, 2025 from 3.29% for the three months ended September 30, 2024.

Provision for Credit Losses.  The provision for credit losses was $785,000 for the three months ended September 30, 2025, as compared to a credit to the provision for credit losses of $870,000 for the three months ended September 30, 2024. The increase in the provision for credit losses for the three months ended September 30, 2025 was primarily due to growth in the loan portfolio and changes in current economic conditions. Non-performing assets were $12.0 million, or 0.53% of total assets, at September 30, 2025, compared to $5.2 million, or 0.27% of total assets, at December 31, 2024 and $5.4 million, or 0.27% of total assets, at September 30, 2024.  The allowance for credit losses on loans was $24.6 million at September 30, 2025, compared to $21.8 million at December 31, 2024 and $21.2 million at September 30, 2024, representing 1.50%, 1.49% and 1.49% of total loans outstanding, respectively. Net charge-offs were $4,000 for the three months ended September 30, 2025, compared to net recoveries of $134,000 for the three months ended September 30, 2024. Annualized net charge-offs were 0.00% of average loans for the three months ended September 30, 2025, compared to annualized net recoveries of 0.04% of average loans for the three months ended September 30, 2024.

Non-Interest Income.  Non-interest income decreased $303,000, or 7.4%, to $3.8 million for the three months ended September 30, 2025 as compared to $4.1 million for the three months ended September 30, 2024. The decrease in noninterest income for the three months ended September 30, 2025 was primarily due to a $275,000 decrease in other noninterest income and a $165,000 net gain on the sale of available for sale securities during the three months ended September 30, 2024 as compared to no such gain for the three months ended September 30, 2025.

Non-Interest Expense.  Non-interest expense increased $2.9 million, or 20.0%, to $17.6 million for the three months ended September 30, 2025 as compared to $14.7 million for the three months ended September 30, 2024. The increase in noninterest expense for the three months ended September 30, 2025 was primarily due to an increase in salaries and employee benefits of $890,000 and an increase in other expenses of $2.0 million. Salaries and employee benefits increased due to compensation expense from annual merit increases. Other expenses increased primarily due to litigation-related expense (see Part II, Item 1 – “Legal Proceedings,” for details), offset in part by a benefit for the other cost components of the net periodic pension and post-retirement benefits cost during the three months ended September 30, 2025.

Income Tax Expense. Income tax expense decreased $609,000 to $1.3 million for the three months ended September 30, 2025 as compared to $1.9 million for the three months ended September 30, 2024 primarily due to a decrease in income before income taxes. Our effective tax rate was 22.8% for the three months ended September 30, 2025 compared to 23.0% for the three months ended September 30, 2024.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and September 30, 2024

General.  Net income increased by $1.5 million to $16.5 million for the nine months ended September 30, 2025 as compared to $15.0 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in net interest income of $3.6 million, and an increase in non-interest income of $306,000, offset in part by an increase in the provision for credit losses of $3.2 million, an increase in non-interest expense of $1.7 million, and by an increase in income tax expense of $294,000.

Interest and Dividend Income.  Interest and dividend income increased $10.0 million, or 14.2%, to $81.1 million for the nine months ended September 30, 2025, from $71.1 million for the nine months ended September 30, 2024 due to increases in interest income on loans and interest income on securities, offset in part by a decrease in interest income on interest-earning deposits with banks and other. The increase was the result of a 29 basis points increase in the average yield on interest-earning assets to 5.66% for the nine months ended September 30, 2025, from 5.37% for the nine months ended September 30, 2024. The increase in the average yield on interest-earning assets was driven by market related increases in interest rates on new loans and on investment securities purchased. Average interest-earning assets increased by $151.5 million from $1.78 billion for the nine months ended September 30, 2024 to $1.93 billion for the nine months ended September 30, 2025 primarily due to the increase in the average balance of loans.

Interest income on loans increased $8.3 million, or 14.1%, to $67.4 million for the nine months ended September 30, 2025 from $59.1 million for the nine months ended September 30, 2024. Interest income on loans increased due to a $181.4 million increase in the average balance of loans to $1.52 billion for the nine months ended September 30, 2025 from $1.34 billion for the nine months ended September 30, 2024, coupled with a three basis points increase in the average yield on loans to 5.95% for the nine months ended September 30, 2025 from 5.92% for the nine months ended September 30, 2024. The increase in the average balance of loans was principally due to purchases of residential mortgage loans and increased originations of commercial real estate loans, commercial construction loans, and commercial and industrial loans. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans.

Interest income on securities increased $4.8 million, or 70.7%, to $11.5 million for the nine months ended September 30, 2025 from $6.7 million for the nine months ended September 30, 2024. Interest income on securities increased due to a $31.8 million increase in the average balance of securities to $341.8 million for the nine months ended September 30, 2025 from $310.0 million for the nine months ended September 30, 2024, and a 161 basis points increase in the average yield on securities to 4.53% for the nine months ended September 30, 2025 from 2.92% for the nine months ended September 30, 2024. The increase in the average balance and average yield of securities was primarily due to the purchases of new securities during the nine months ended September 30, 2025 and the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks and other decreased $3.0 million to $2.3 million for the nine months ended September 30, 2025 from $5.3 million for the nine months ended September 30, 2024. Interest income on interest-earning deposits with banks and other decreased due to a $61.7 million decrease in the average balances on interest-earning deposits with banks and other to $66.0 million for the nine months ended September 30, 2025 from $127.7 million for the nine months ended September 30, 2024, primarily due to an increase in the average balances of loans and securities, as well as a 92 basis points decrease in the average yield on interest-earning deposits with banks and other to 4.61% for the nine months ended September 30, 2025 from 5.53% for the nine months ended September 30, 2024 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $3.6 million, or 19.4%, to $22.2 million for the nine months ended September 30, 2025 from $18.6 million for the nine months ended September 30, 2024 primarily as a result of an increase in interest expense on deposits. The increase was primarily due to a 17 basis points increase in the average cost of interest-bearing liabilities to 2.40% for the nine months ended September 30, 2025 from 2.23% for the nine months ended September 30, 2024, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $2.4 million, or 13.3%, to $20.3 million for the nine months ended September 30, 2025 from $17.9 million for the nine months ended September 30, 2024. Interest expense on interest-bearing deposits increased primarily due to a 11 basis points increase in the average cost of interest-bearing deposits to 2.30% for the nine months ended September 30, 2025 from 2.19% for the nine months ended September 30, 2024, as well as a shift in the mix of interest-bearing deposits to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $85.7 million to $1.18 billion for the nine months ended September 30, 2025 from $1.09 billion for the nine months ended September 30, 2024. The increase in the average cost of interest-bearing deposits was due primarily to a shift in the mix of deposits towards higher cost interest-bearing accounts. The increase in the average balance of interest-bearing deposits was due to higher average money market and certificates of deposit balances.

Interest expense on borrowings and other liabilities increased $1.2 million to $2.0 million for the nine months ended September 30, 2025 from $726,000 for the nine months ended September 30, 2024 due primarily to an increase in average borrowings and other liabilities of $38.8 million to $63.3 million for the nine months ended September 30, 2025 from $24.5 million for the nine months ended September 30, 2024, and an increase in the average cost of borrowings and other liabilities of 19 basis points to 4.17% for the nine months ended September 30, 2025 from 3.98% for the nine months ended September 30, 2024.

Net Interest Income.  Net interest income of $58.9 million for the nine months ended September 30, 2025 increased $6.5 million, or 12.3%, compared to $52.4 million for the nine months ended September 30, 2024 as net interest margin increased 15 basis points to 4.10% for the nine months ended September 30, 2025 from 3.95% for the nine months ended September 30, 2024, and due to an increase in net interest-earning assets of $27.0 million to $687.8 million for the nine months ended September 30, 2025 from $660.8 million for the nine months ended September 30, 2024. Net interest rate spread increased 12 basis points to 3.26% for the nine months ended September 30, 2025 from 3.14% for the nine months ended September 30, 2024.

Provision for Credit Losses.  The provision for credit losses was $3.2 million for the nine months ended September 30, 2025, as compared to a credit to the provision for credit losses of $40,000 for the nine months ended September 30, 2024. The increase in the provision for credit losses for the nine months ended September 30, 2025 was primarily due to growth in the loan portfolio and changes in current economic conditions. Net charge-offs were $89,000 for the nine months ended September 30, 2025, compared to net charge-offs of $15,000 for the nine months ended September 30, 2024. Annualized net charge-offs were 0.01% of average loans for the nine months ended September 30, 2025, compared to annualized net charge-offs of 0.00% of average loans for the nine months ended September 30, 2024.

Non-Interest Income.  Non-interest income increased $306,000, or 2.5%, to $12.3 million for the nine months ended September 30, 2025 as compared to $12.0 million for the nine months ended September 30, 2024. The increase in noninterest income for the nine months ended September 30, 2025 was primarily due to a $417,000 increase in other noninterest income and a $317,000 increase in insurance and wealth management services income, offset in part by $386,000 of net gain on equity securities and $165,000 net gain on the sale of available for sale securities during the nine months ended September 30, 2024 as compared to no such gains for the nine months ended September 30, 2025. The increase in other noninterest income for the nine months ended September 30, 2025 was primarily due to $550,000 of bank-owned life insurance income as a result of a death benefit. The increase in insurance and wealth management services income for the nine months ended September 30, 2025 was primarily as a result of organic growth and positive market performance related to our wealth management services.

Non-Interest Expense.  Non-interest expense increased $1.7 million, or 3.8%, to $46.9 million for the nine months ended September 30, 2025 as compared to $45.2 million for the nine months ended September 30, 2024. The increase in noninterest expense for the nine months ended September 30, 2025 was primarily due to an increase in salaries and employee benefits of $2.8 million and an increase in other expenses of $816,000, offset in part by a decrease in professional fees of $1.9 million. Salaries and employee benefits increased due to compensation expense from annual merit increases as well as due to share-based compensation costs recognized during the nine months ended September 30, 2025 for the stock awards granted during the three months ended June 30, 2024. Other expenses increased primarily due to litigation-related expense (see Part II, Item 1 – “Legal Proceedings,” for details), offset in part by a benefit for the other cost components of the net periodic pension and post-retirement benefits cost during the nine months ended September 30, 2025. Professional fees decreased due to lower legal fees and expenses as compared to the prior-year period.

Income Tax Expense. Income tax expense increased $294,000 to $4.6 million for the nine months ended September 30, 2025 as compared to $4.3 million for the nine months ended September 30, 2024 primarily due to an increase in income before income taxes. Our effective tax rate was 21.8% for the nine months ended September 30, 2025 compared to 22.4% for the nine months ended September 30, 2024.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$6,185	$—
Commercial and industrial	5	10
Commercial construction	—	—
Residential mortgages	3,811	4,127
Home equity loans and lines of credit	1,385	1,109
Consumer	—	—
Total non-accrual loans	11,386	5,246

Accruing loans past due 90 days or more:
Commercial real estate	1	1
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	1	1

Real estate owned	595	—

Total non-performing assets	$11,982	$5,247

Total non-performing loans to total loans	0.69%	0.36%
Total non-performing assets to total assets	0.53%	0.27%

Non-accrual loans increased $6.2 million to $11.4 million at September 30, 2025 from $5.2 million at December 31, 2024 primarily due to a $4.7 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties, a $847,000 commercial real estate loan secured by manufactured housing parks, and a $837,000 commercial real estate loan secured by a mixed used commercial property being placed on non-accrual status during the nine months ended September 30, 2025.

At September 30, 2025, real estate owned consisted of residential properties with a total value of $337,000 and commercial properties with a total value of $258,000.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024

	(In thousands)
Classification of Loans:
Substandard	$26,162	$24,630
Doubtful	929	117
Loss	—	—
Total Classified Loans	$27,091	$24,747

Special Mention	$7,464	$4,918

Total substandard loans increased $1.6 million to $26.2 million at September 30, 2025 from $24.6 million at December 31, 2024 primarily due to the migration from the pass category to the substandard category of a $3.0 million commercial real estate loan relationship consisting of two loans secured by manufactured housing parks and the migration from the pass category to the substandard category of a $837,000 commercial real estate loan secured by a mixed used commercial property, offset by paydowns and payoffs of various loans.

Total doubtful loans increased by $812,000 to $929,000 at September 30, 2025 from $117,000 at December 31, 2024 primarily due to the migration from the pass category to the doubtful category of a $847,000 commercial real estate loan secured by manufactured housing parks.

Total special mention loans increased by $2.6 million to $7.5 million at September 30, 2025 from $4.9 million at December 31, 2024 primarily due to the migration from the pass category to the special mention category of a $1.2 million commercial real estate loan relationship consisting of four loans secured by various multi-family properties, and the migration from the pass category to the special mention category of a $1.4 million commercial and industrial loan secured by business assets.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Nine Months Ended September 30,
	2025	2024

	(Dollars in thousands)
Allowance at beginning of period	$21,754	$21,362

Provision for credit losses	2,935	(109)

Charge offs:
Commercial real estate	69	—
Commercial and industrial	27	24
Commercial construction	—	—
Residential mortgages	4	132
Home equity loans and lines of credit	23	—
Consumer	65	102
Total charge-offs	188	258

Recoveries:
Commercial real estate	—	—
Commercial and industrial	24	236
Commercial construction	—	—
Residential mortgages	45	—
Home equity loans and lines of credit	—	3
Consumer	30	4
Total recoveries	99	243

Net charge-offs	89	15

Allowance at end of period	$24,600	$21,238

Allowance to non-performing loans	216.05%	395.79%
Allowance to total loans outstanding at the end of the period	1.50%	1.49%
Net charge-offs (recoveries) to average loans outstanding during the period (1)
Commercial real estate	0.02%	—%
Commercial and industrial	—%	(0.31)%
Commercial construction	—%	—%
Residential mortgages	(0.01)%	0.03%
Home equity loans and lines of credit	0.03%	—%
Consumer	0.21%	0.56%
Total	0.01%	—%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the FHLBNY. At September 30, 2025, we had the ability to borrow up to $598.9 million from the FHLBNY, of which none was utilized for borrowings and $320.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2025, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets. We cannot predict the impact of the events described in “Part II, Item 1 – Legal Proceedings” may have on our Liquidity and Capital Resources beyond the quarter ended September 30, 2025.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2025, cash and cash equivalents totaled $228.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $254.5 million at September 30, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2025 totaled $276.6 million, or 14.6%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”). At September 30, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” As of September 30, 2025, the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

As of September 30, 2025, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of September 30, 2025

Tier 1 (leverage) capital	$235,926	11.45%	$82,433	4.00%	N/A	N/A	$103,041	5.00%
Risk-based capital
Common Tier 1	$235,926	15.95%	$66,571	4.50%	$103,555	7.00%	$96,158	6.50%
Tier 1	$235,926	15.95%	$88,761	6.00%	$125,745	8.50%	$118,348	8.00%
Total	$254,525	17.21%	$118,348	8.00%	$155,332	10.50%	$147,936	10.00%

As of December 31, 2024

Tier 1 (leverage) capital	$231,140	12.07%	$76,623	4.00%	N/A	N/A	$95,779	5.00%
Risk-based capital
Common Tier 1	$231,140	17.99%	$57,833	4.50%	$89,962	7.00%	$83,536	6.50%
Tier 1	$231,140	17.99%	$77,110	6.00%	$109,240	8.50%	$102,814	8.00%
Total	$247,305	19.24%	$102,814	8.00%	$134,943	10.50%	$128,517	10.00%

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

At September 30, 2025, we had $357.6 million of commitments to originate or purchase loans, comprised of $213.2 million of commitments under commercial loans and lines of credit (including $79.6 million of unadvanced portions of commercial construction loans), $78.8 million of commitments under home equity loans and lines of credit, $58.7 million of commitments to purchase residential mortgage loans and $6.9 million of unfunded commitments under consumer lines of credit. In addition, at September 30, 2025, we had $27.1 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2025, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2025.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2025:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased	Share	Programs	Programs (1)
July 1 through July 31, 2025	62,808	$12.39	62,808	428,651
August 1 through August 31, 2025	200,318	12.44	200,318	228,333
September 1 through September 30, 2025	200,000	13.33	200,000	28,333
Total	463,126	$12.82	463,126	28,333

(1)	On May 21, 2024, the Company announced it adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,298,883 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The repurchase program has no expiration date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and nine months ended September 30, 2025, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

Mar
November 7, 2025	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

November 7, 2025	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer