Form 10-K
period 2025-12-31
Pioneer Bancorp, Inc./MD
filed 2026-03-12
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2025

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

The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock of $12.03 as of June 30, 2025 was $121.4 million.

As of March 6, 2026 there were 25,076,801 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into (Part III) of this Annual Report on Form 10-K.

As used in this Annual Report on Form 10-K, “Pioneer” or the “Company” refers to Pioneer Bancorp, Inc., Pioneer Bank, National Association and its consolidated subsidiaries, and Pioneer Capital Markets, Inc. collectively, except where the context indicates the reference relates solely to the registrant Pioneer Bancorp, Inc.

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

In addition, the factors described under the headings “Critical Accounting Policies and Estimates” in Part II, Item 7, and “Risk Factors” in Part I, Item 1A, as well as other possible factors not listed, could cause our actual results to differ materially from those expressed in forward-looking statements, including, without limitation, the following:

●	inflation and changes in market interest rates that could reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report, including associated legal expenses;
●	general economic conditions, either nationally or in our market area, that are worse than expected, including any resulting changes in consumer spending, borrowing and savings habits, the effect of labor shortages on our operations and those of our customers, and supply chain disruptions affecting economic conditions;
●	increased competition, including competition among other institutions within our market area as well as other non-traditional competitors;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;

●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	our business may be adversely affected by increased political and regulatory scrutiny of environmental matters;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies, including entering new markets successfully, capitalizing on growth opportunities, and attracting and retaining key employees;
●	our ability to successfully integrate into our operations any assets, liabilities, systems, personnel or customers we have or may in the future acquire, including our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, any future FDIC insurance premium increases or special assessments, and the results of regulatory examinations, reviews or other inquiries that may result in additional costs, fines, penalties, or restrictions on our business activities;
●	our ability to manage market risk, credit risk and operational risk;
●	the imposition of tariffs or other domestic or international governmental polices;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	fluctuations or adverse changes in the stock market, which may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	certain events in the recent past involving the failure of financial institutions which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	an increasing federal government budget deficit, the failure of the federal government to raise the federal debt ceiling, or a potential federal government shutdown;
●	changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	our reliance on, and the potential failure of, third-party vendors to perform as expected;

●	political instability or civil unrest, acts of war or terrorism, pandemics, major catastrophes such as earthquakes, floods or other natural or human disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers;
●	changes in accounting policies and practices, as may be adopted by the bank and other regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We disclaim any obligation to revise or update any forward-looking statements contained in this Annual Report on Form 10-K to reflect future events or developments, except as required by applicable law.

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

Pioneer Bank, National Association

General

The Bank operates 21 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties, as well as a wealth management office in Columbia County in New York. We attract deposits from the general public and municipalities and use those funds along with advances from the Federal Home Loan Bank of New York (“FHLBNY”) and funds generated from operations to originate commercial real estate loans, commercial and industrial loans, commercial construction loans and home equity loans and lines of credit and, to a lesser extent, consumer loans. Since January 2016, all of our residential mortgage loans have been purchased through our relationship with an unaffiliated mortgage banking company. We also invest in securities, which consist primarily of U.S. Treasury obligations, securities of various government agencies and government-sponsored enterprises, including mortgage-backed securities and collateralized mortgage obligations, municipal obligations and corporate debt securities. We offer a variety of deposit accounts, including demand accounts, savings accounts, money market accounts, certificate of deposit accounts and municipal deposit banking services. The Bank also sells commercial and consumer insurance products and employee benefit products and services through Pioneer Insurance Agency, Inc., provides wealth management services through its subsidiary, Pioneer Financial Services, Inc. and provides human resources consulting services through its subsidiary, Pioneer Consulting Solutions, Inc.

At December 31, 2025, we had consolidated total assets of $2.15 billion, total deposits of $1.74 billion and shareholders’ equity of $323.9 million. The Bank is subject to comprehensive regulation and examination by the OCC and by the Federal Deposit Insurance Corporation (the “FDIC”) as the Bank’s insurer of deposit accounts. Our website address is www.pioneerny.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

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

As of December 31, 2025, unemployment rates, according to the New York State Department of Labor, were 3.3% for Albany County, 3.7% for Greene County, 3.5% for Rensselaer County, 2.9% for Saratoga County, 3.7% for Schenectady County and 4.2% for Warren County. As of December 31, 2025, the unemployment rates for the United States, New York State and the Capital Region of New York were 4.1%, 4.4% and 3.3%, respectively.

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

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area (including other community banks and credit unions), many of which are significantly larger than we are and have greater resources. We also face competition for investors’ funds from other sources such as brokerage firms, money market funds and mutual funds, as well as securities, such as Treasury bills, offered by the Federal Government. Based on FDIC data, at June 30, 2025 (the latest date for which information is available), we had 4.72% of the FDIC insured deposit market share in Albany County among the 18 institutions with offices in the county, 19.38% of the FDIC insured deposit market share in Rensselaer County among the 12 institutions with offices in the county, 3.66% of the FDIC insured deposit market share in Saratoga County among the 14 institutions with offices in the county, 0.96% of the FDIC insured deposit market share in Greene County among the 7 institutions with offices in the county, 4.99% of the FDIC insured deposit market share in Schenectady County among the 12 institutions with offices in the county and 0.46% of the FDIC insured deposit market share in Warren County among the 10 institutions with offices in the county. In all six counties, either large regional banks (e.g., Key Bank, Citizens Bank, M&T Bank and TD Bank) and/or New York City money center banks (e.g. Bank of America and JP Morgan Chase) have a large presence.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31, 2025		At December 31, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Commercial real estate	$466,449	27.9%	$414,835	28.5%
Commercial and industrial	124,895	7.5%	108,474	7.5%
Commercial construction(1)	169,724	10.2%	130,959	9.0%
Residential mortgages	793,657	47.5%	689,569	47.3%
Home equity loans and lines of credit	97,629	5.8%	94,928	6.5%
Consumer	19,206	1.1%	17,564	1.2%
Total loans receivable	1,671,560	100.0%	1,456,329	100.0%
Allowance for credit losses	(25,305)		(21,754)
Total loans receivable, net	$1,646,255		$1,434,575
(1)	Represents amounts disbursed at December 31, 2025 and 2024. The undrawn amounts of the commercial construction loans totaled $66.4 million, $80.6 million at December 31, 2025 and 2024, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	At December 31, 2025, amounts due in:
	One year	More than one	More than five	More than
	or less	to five years	to 15 years	15 years	Total

	(In thousands)
Commercial:
Commercial real estate	$66,704	$138,615	$260,065	$1,065	$466,449
Commercial and industrial	60,287	50,960	13,648	—	124,895
Commercial construction (1)	37,011	42,045	90,668	—	169,724
Residential mortgages	849	8,266	41,720	742,822	793,657
Home equity loans and lines of credit	441	2,206	24,609	70,373	97,629
Consumer	9,812	2,782	6,538	74	19,206
Total	$175,104	$244,874	$437,248	$814,334	$1,671,560
(1)	Includes commercial construction loans that convert to commercial real estate loans upon completion of the construction phase.

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total

	(In thousands)
Commercial:
Commercial real estate	$39,195	$360,550	$399,745
Commercial and industrial	40,592	24,016	64,608
Commercial construction	438	132,275	132,713
Residential mortgages	445,668	347,140	792,808
Home equity loans and lines of credit	52,044	45,144	97,188
Consumer	9,296	98	9,394
Total loans	$587,233	$909,223	$1,496,456

Commercial Real Estate Loans. At December 31, 2025, we had $466.5 million in commercial real estate loans, representing 27.9% of our total loan portfolio. Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At December 31, 2025, multi-family residential real estate loans, which are described below, totaled $127.9 million. Excluding multi-family real estate loans, $101.7 million of our commercial real estate portfolio was owner-occupied real estate and $236.9 million was secured by income producing, or non-owner occupied real estate.

The following table presents our commercial real estate loan portfolio by industry sector at December 31, 2025.

	At December 31, 2025
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans:
Multi-family	$127,923	27.4%
Owner-occupied real estate:
Retail	24,262	5.2%
Office	20,238	4.3%
Warehouse	12,091	2.6%
Mixed use	5,894	1.3%
Accommodation and food service	4,657	1.0%
Other real estate	34,523	7.4%
Total owner-occupied real estate	101,665	21.8%
Non-owner occupied real estate:
Retail	81,430	17.5%
Accommodation and food service	42,533	9.1%
Office	38,174	8.2%
Warehouse	36,680	7.9%
Mixed use	18,111	3.9%
Other real estate	19,933	4.2%
Total non-owner occupied real estate	236,861	50.8%
Total commercial real estate loans	$466,449	100.0%

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

At December 31, 2025, multi-family real estate loans, which we consider a sub-category of commercial real estate loans, totaled $127.9 million, or 27.4% of our commercial real estate loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five to 100 rental units. We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally of up to 25 years (or 30 years if the age of the collateral is less than 10 years old), which may include balloon payments. Interest rates and payments on our adjustable-rate loans adjust generally every five years and generally are indexed to the comparable FHLBNY amortizing advance indications, plus a margin, subject to an interest rate floor.

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

Commercial and Industrial Loans. We originate commercial loans and lines of credit to a variety of small and medium-sized businesses in our market area. These loans are generally secured by accounts receivable, inventory or other business assets, and we may support this collateral with liens on real property. At December 31, 2025, commercial and industrial loans totaled $124.9 million, or 7.5% of our total loan portfolio. Customers for these loans include professional businesses, family-owned businesses and not-for-profit businesses. As part of our relationship-driven focus, we generally require our commercial borrowers to maintain a deposit account with us, which improves our interest rate spread, margin and overall profitability.

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

Commercial Construction Loans. We originate commercial construction loans primarily to established developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to fund infrastructure improvements. We also provide construction loans to local developers for the construction of one- to four-family residential developments. We also originate rehabilitation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner. At December 31, 2025, commercial construction loans totaled $169.7 million, or 10.2% of our total loan portfolio. Most of these loans are secured by properties located in our primary market area. We also had undrawn amounts on the commercial construction loans totaling $66.4 million at December 31, 2025.

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

Residential Mortgage Lending. At December 31, 2025, $793.7 million, or 47.5%, of our total loan portfolio consisted of residential mortgage loans. Given our strategic partnership with the Mortgage Banking Company, we do not process this type of loan in-house; instead, residential mortgage loans are processed through the Mortgage Banking Company. The Bank has no ownership interest in, no common employees, and no common directors with the Mortgage Banking Company. The Mortgage Banking Company’s staff receives the loan referral from us and then handles the underwriting, processing and closing of the loan. Residential mortgage loans are funded by the Mortgage Banking Company, with an option for the Bank to purchase the loan upon funding. Through our relationship with the Mortgage Banking Company, we can assist applicants in obtaining financing from the Mortgage Banking Company, but we are not required to commit to purchase or portfolio any loan originated by the Mortgage Banking Company. The decision whether the Bank will acquire each loan is made at the time the borrower’s application is submitted to the Mortgage Banking Company and must generally comply with underwriting guidelines that we have approved. However, the Bank typically purchases such loans so long as they meet our underwriting standards. We also purchase residential mortgage loans from the Mortgage Banking Company to customers who were not referred to the Mortgage Banking Company by the Bank.

For each purchased loan, we generally pay a fixed aggregate fee to the Mortgage Banking Company of 1.75% of the loan balance. This fixed aggregate fee is paid by us regardless of whether the loan was originated by the Mortgage Banking Company directly or was due to our customer referral. We receive no fee for referring a customer to the Mortgage Banking Company. For the calendar year ended December 31, 2025, we purchased for our portfolio $152.4 million of loans originated through the Mortgage Banking Company. As part of purchasing the loans, we typically acquire the servicing rights to the loans in order to best assist the customer relationship. The purchased loans are acquired from the Mortgage Banking Company without recourse or any right against the Mortgage Banking Company to require the loans to be repurchased from us. The fixed aggregate fee we pay to acquire the loan and servicing rights are deferred as part of the loan balance and amortized over the contractual life of the loan under the interest method.

We purchase for our portfolio both fixed-rate single-family mortgage loans, as well as adjustable-rate single-family mortgage loans, with maturities up to 30 years. At December 31, 2025, our residential mortgage loans consisted of $446.2 million of fixed-rate loans and $347.5 million of adjustable-rate loans. Most of these one- to four-family residential properties are located in our primary market area and many are underwritten according to Fannie Mae guidelines. We refer to loans that conform to the Fannie Mae guidelines as “conforming loans.”  We also purchase for our portfolio loans above the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which at December 31, 2025 was $806,500 for single-family homes in our market area. Loans that exceed that limit are considered “jumbo loans.” At December 31, 2025, we had $25.8 million in jumbo loans.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit, both of which are secured by either first mortgages or second mortgages on owner-occupied, one- to four-family residences. At December 31, 2025, outstanding home equity loans and equity lines of credit totaled $97.6 million, or 5.8% of total loans outstanding. At December 31, 2025, the unadvanced portion of home equity lines of credit totaled $77.7 million.

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

Home equity loans and lines of credit secured by junior mortgages have greater risk than residential mortgage loans secured by first mortgages. At December 31, 2025, $45.9 million of our home equity loans and lines of credit were in a junior lien position, nearly all of which were second mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers.

Consumer Loans. We offer a limited range of consumer loans, principally to customers residing in our primary market area with other relationships with us and with acceptable credit ratings. Our consumer loans primarily consist of personal loans to the owners of certain commercial businesses who have commercial loans with us, and to a lesser extent, loans on automobiles, overdraft accounts and other unsecured consumer loans. At December 31, 2025, consumer loans were $19.2 million, or 1.1% of our total loan portfolio.

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

Originations, Purchases, Participations and Sales of Loans

Lending activities are conducted by our loan personnel operating at our main and branch office locations. We also obtain referrals from existing or past customers and from accountants, real estate brokers, builders and attorneys. All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate Fannie Mae underwriting guidelines to the extent applicable for residential loans. We originate both adjustable-rate and fixed-rate loans. Our ability to originate fixed or adjustable-rate loans depends upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates. Our loan origination and purchase activity has been and may continue to be adversely affected by a higher interest rate environment, which typically results in decreased loan demand.

We do purchase whole loans from third parties, which primarily are residential mortgage loans described above. In addition, during the calendar year ended December 31, 2025, we purchased $5.0 million of consumer loans from BHG Financial, a national originator of loans. We may purchase additional similar consumer loans from BHG Financial in the future. We also sell participations in loans to other financial institutions in which we generally act as the lead lender. Through our loan participations, we and the other participating lenders generally share ratably in cash flows and any gains or losses that may result from a borrower’s noncompliance with the contractual terms of the loan. We primarily participate in commercial real estate loans (including multi-family real estate loans), commercial and industrial loans and commercial construction loans. We also purchase participation interests in loans where we are not the lead lender. We underwrite our participation interest in the loans that we purchase according to our own underwriting criteria and procedures. At December 31, 2025, the outstanding balances of our loan participations where we are not the lead lender totaled $103.2 million, of which $48.4 million were commercial or multi-family real estate loans, $52.8 million were construction loans and $2.0 million were commercial and industrial loans.

Loan Approval Procedures and Authority

Pursuant to federal Law, the aggregate amount of loans that the Bank is permitted to make to any one borrower, or a group of related borrowers is generally limited to 15% of the Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2025, based on the 15% limitation, the Bank’s loans-to-one-borrower limit was approximately $43.5 million. On the same date, the Bank had no borrower or group of related borrowers with outstanding balances in excess of this amount.

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

Purchases of residential real estate loans up to $750,000 from the Mortgage Banking Company must be approved by one of the following officers: the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Administrative Officer or the Bank Operations Senior Vice President. Purchases of residential real estate loans greater than $750,000 must be approved by our board loan committee, which is comprised of all of the members of the board of directors.

For commercial loans, loans in excess of the commercial credit officers’ lending limits require approval from our staff loan committee, which is comprised of the President and Chief Executive Officer, Chief Credit Officer, Chief Financial Officer, Chief Banking Officer,  Commercial Lending Senior Vice President, and Vice Presidents of Commercial Credit and Business Banking. The staff loan committee can approve individual loans of up to prescribed limits, depending on the type of loan. Loans in excess of the staff loan committee’s loan approval authority require the approval of our board of directors. Specifically, commercial real estate loans in excess of $7.5 million, commercial lines of credit in excess of $5.0 million and commercial loans with a new customer relationship in excess of $5.0 million must be approved by our board of directors.

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2025			2024
	30‑59	60‑89	90 Days	30‑59	60‑89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Commercial:
Commercial real estate	$1	$3	$6,080	$6,734	$—	$1
Commercial and industrial	23	—	—	5	—	—
Commercial construction	—	—	—	—	—	—
Residential mortgages	—	2,322	471	—	888	1,515
Home equity loans and lines of credit	660	216	392	1,198	67	567
Consumer	2,585	—	—	7	6	—
Total	$3,269	$2,541	$6,943	$7,944	$961	$2,083

Loans that were 30-59 days past due totaled $3.3 million at December 31, 2025, representing a decrease from $7.9 million at December 31, 2024; loans that were 60-89 days past due totaled $2.5 million at December 31, 2025, representing an increase from $961,000 at December 31, 2024 and loans that were 90 days or more past due totaled $6.9 million at December 31, 2025, representing an increase from $2.1 million at December 31, 2024. The change year-over-year was driven by a $4.4 million commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties that moved from the 30-59 days past due category at December 31, 2024 to the 90+ days past due category at December 31, 2025.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$6,074	$—
Commercial and industrial	3	10
Commercial construction	—	—
Residential mortgages	3,860	4,127
Home equity loans and lines of credit	1,307	1,109
Consumer	—	—
Total non-accrual loans	11,244	5,246

Accruing loans past due 90 days or more:
Commercial real estate	6	1
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	6	1

Real estate owned:
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total real estate owned	—	—

Total non-performing assets	$11,250	$5,247

Total non-performing loans to total loans	0.67%	0.36%
Total non-performing assets to total assets	0.52%	0.27%

Total non-accrual loans increased $6.1 million to $11.3 million at December 31, 2025 from $5.2 million at December 31, 2024. The increase in non-accrual loans was primarily due to one commercial real estate loan relationship consisting of four loans secured by multiple office, warehouse and industrial properties totaling $4.4 million, a $844,000 commercial real estate loan secured by manufactured housing parks, and a $820,000 commercial real estate loan secured by a mixed used commercial property being placed on non-accrual status during the year ended December 31, 2025.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of the dates indicated. The classified loans total at December 31, 2025 included $11.3 million of non-performing loans.

	At December 31,
	2025	2024

	(In thousands)
Classification of Loans:
Substandard	$26,068	$24,630
Doubtful	919	117
Loss	—	—
Total Classified Loans	$26,987	$24,747
Special Mention	$7,404	$4,918

Total substandard loans increased $1.5 million to $26.1 million at December 31, 2025 from $24.6 million at December 31, 2024 primarily due to the migration from the pass category to the substandard category of a $3.0 million commercial real estate loan relationship consisting of two loans secured by manufactured housing parks and the migration from the pass category to the substandard category of a $821,000 commercial real estate loan secured by a mixed used commercial property, offset by paydowns and payoffs of various loans.

Total doubtful loans increased by $802,000 to $919,000 at December 31, 2025 from $117,000 at December 31, 2024 primarily due to the migration from the pass category to the doubtful category of a $844,000 commercial real estate loan secured by manufactured housing parks.

Total special mention loans increased $2.5 million to $7.4 million at December 31, 2025 from $4.9 million at December 31, 2024 primarily due to the migration from the pass category to the special mention category of a $1.2 million commercial real estate loan relationship consisting of four loans secured by various multi-family properties, and the migration from the pass category to the special mention category of a $1.4 million commercial and industrial loan secured by business assets.

Allowance for Credit Losses on Loans

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

The following table sets forth activity in our allowance for credit losses on loans and selected ratios for the periods indicated.

	At or for the	At or for the		At or for the
	Year Ended	Six Months ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024

	(Dollars in thousands)
Allowance at beginning of period	$21,754	$21,801	$22,469	$22,469
Cumulative Effect Adjustment for the Adoption of ASC 326	—	—	(2,311)	(2,311)
Provision for credit losses on loans	3,646	(25)	1,575	2,163

Charge offs:
Commercial real estate	69	—	—	—
Commercial and industrial	27	111	345	345
Commercial construction	—	—	—	—
Residential mortgages	4	45	—	118
Home equity loans and lines of credit	23	—	12	12
Consumer	109	100	69	135
Total charge-offs	232	256	426	610

Recoveries:
Commercial real estate	—	—	—	—
Commercial and industrial	44	214	43	73
Commercial construction	—	—	—	—
Residential mortgages	48	—	—	—
Home equity loans and lines of credit	12	—	1	3
Consumer	33	20	11	14
Total recoveries	137	234	55	90

Net charge-offs	95	22	371	520

Allowance at end of period	$25,305	$21,754	$21,362	$21,801

Allowance to non-performing loans	224.93%	414.60%	178.27%	240.92%
Allowance to total loans outstanding at the end of the period	1.51%	1.49%	1.66%	1.60%
Net charge-offs (recoveries) to average loans outstanding during the period (1)
Commercial real estate	0.02%	—%	—%	—%
Commercial and industrial	(0.02)%	(0.20)%	0.68%	0.31%
Commercial construction	—%	—%	—%	—%
Residential mortgages	(0.01)%	0.01%	—%	0.02%
Home equity loans and lines of credit	0.01%	—%	0.02%	0.01%
Consumer	0.34%	0.65%	0.49%	0.52%
Total	0.01%	—%	0.06%	0.04%
(1)	Annualized for the six months ended December 31, 2024 and 2023.

The allowance to total loans outstanding was 1.51% at December 31, 2025 compared to 1.49% at December 31, 2024. The increase in the allowance to total loans outstanding was primarily due to changes in current economic conditions. The allowance to non-performing loans was 224.93% at December 31, 2025 compared to 414.60% at December 31, 2024. The decrease in the allowance to non-performing loans was primarily due to the increase in non-accrual loans as described in “Non-Performing Assets”.

The allowance to total loans outstanding was 1.49% at December 31, 2024 compared to 1.60% at June 30, 2024. The decrease in the allowance to total loans outstanding was primarily due to improvements in asset quality and economic conditions. The allowance to non-performing loans was 414.60% at December 31, 2024 compared to 240.92% at June 30, 2024. The increase in the allowance to non-performing loans was primarily due to the decrease in non-accrual loans.

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

	At December 31,
	2025			2024
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
	Allowance	in Category	Loans in	Allowance	in Category	Loans in
	for Credit	to Total	Each	for Credit	to Total	Each
	Losses on	Allocated	Category to	Losses on	Allocated	Category to
	Loans	Allowance	Total Loans	Loans	Allowance	Total Loans

	(Dollars in thousands)
Commercial:
Commercial real estate	$7,438	29.4%	27.9%	$6,125	28.2%	28.5%
Commercial and industrial	3,031	12.0%	7.5%	2,576	11.8%	7.5%
Commercial construction	4,240	16.8%	10.2%	3,366	15.5%	9.0%
Residential mortgages	8,837	34.9%	47.5%	7,930	36.5%	47.3%
Home equity loans and lines of credit	1,154	4.5%	5.8%	1,185	5.4%	6.5%
Consumer	605	2.4%	1.1%	572	2.6%	1.2%
Total	$25,305	100.0%	100.0%	$21,754	100.0%	100.0%

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

	At December 31,
	2025		2024
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

	(In thousands)
Securities available for sale:
U.S. Treasury	$54,483	$54,752	$217,412	$216,706
Mortgage-backed securities	75,698	76,487	38,039	36,217
Collateralized mortgage obligations	68,938	69,673	51,498	50,789
Municipal obligations	19,477	19,519	17,782	17,825
Total	$218,596	$220,431	$324,731	$321,537

Securities held to maturity:
Corporate debt securities	$39,637	$37,844	$22,000	$18,878
Municipal obligations	2,336	2,331	3,616	3,579
Total	$41,973	$40,175	$25,616	$22,457

Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio at December 31, 2025 are summarized in the following table. Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury	$34,744	4.32%	$19,739	4.27%	$—	—%	$—	—%	$54,483	$54,752	4.30%
Mortgage-backed securities	—	—%	—	—%	—	—%	75,698	4.83%	75,698	76,487	4.83%
Collateralized mortgage obligations	—	—%	13,314	5.31%	9,599	5.96%	46,025	4.98%	68,938	69,673	5.18%
Municipal obligations (1)	19,477	4.98%	—	—%	—	—%	—	—%	19,477	19,519	4.98%
Total	$54,221		$33,053		$9,599		$121,723		$218,596	$220,431

Securities held to maturity:
Corporate debt securities	$—	—%	$8,750	6.57%	$30,887	6.28%	$—	—%	$39,637	$37,844	6.35%
Municipal obligations (1)	2,148	4.92%	188	5.82%	—	—%	—	—%	2,336	2,331	4.99%
Total	$2,148		$8,938		$30,887		$—		$41,973	$40,175
(1)	The weighted average yields on municipal obligations are calculated on a tax equivalent basis.

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

Deposit Accounts. The majority of our deposits are from depositors who reside in our primary market area. We access deposit customers by offering a broad selection of deposit instruments for individuals, businesses and municipalities. We generally request commercial business borrowers to maintain their primary deposit accounts with us. Our policy permits us to access brokered deposits if additional liquidity is necessary and, as of December 31, 2025, we had brokered deposits outstanding of $110.2 million in the certificates of deposit category. At December 31, 2025, we held $451.9 million in municipal deposits, which represented 26.0% of our deposits. We have developed a program for the retention and management of municipal deposits. These deposits are from local government entities such as towns, cities, school districts and other municipalities. We generally solicit their operating and savings accounts and not time-based deposits. Municipal deposit accounts are collateralized by eligible government and government agency securities and municipal obligations, and by FHLBNY letters of credit. We believe that municipal deposits provide a low cost and stable source of funds and we intend to continue to solicit these types of funds.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31, 2025			At December 31, 2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand accounts	$456,114	26.2%	—	$454,296	28.7%	—
Demand accounts	130,354	7.5%	2.04%	138,427	8.7%	2.32%
Savings accounts	249,733	14.4%	0.13%	260,178	16.4%	0.10%
Money market accounts	633,516	36.4%	2.90%	558,484	35.2%	3.03%
Certificates of deposit	269,461	15.5%	3.70%	174,798	11.0%	3.91%
Total	$1,739,178	100.0%	2.34%	$1,586,183	100.0%	2.36%

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	At December 31, 2025		At December 31, 2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$937,872	53.9%	$848,505	53.5%
Business deposits	349,394	20.1%	297,936	18.8%
Municipal deposits	451,912	26.0%	439,742	27.7%
Total	$1,739,178	100.0%	$1,586,183	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	At December 31, 2025	At December 31, 2024

	(In thousands)
Uninsured deposits, per regulatory requirements	$771,944	$688,288
Less: Affiliate deposits	30,759	44,051
Collateralized deposits	451,911	439,742
Uninsured deposits, after exclusions	$289,274	$204,495

Uninsured deposits after exclusions represents 16.6% and 12.9% of total deposits as of December 31, 2025 and 2024, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credits.

As of December 31, 2025, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 (the FDIC insurance limit) was approximately $27.4 million. The following table sets forth the maturity of these certificates as of December 31, 2025.

At December 31,
2025
(In thousands)
Maturity Period:
Three months or less	$8,498
Over three through six months	14,200
Over six through twelve months	4,678
Over twelve months	—
Total	$27,376

Borrowings. Our borrowings consist of advances from the FHLBNY. As of December 31, 2025, the Company pledged approximately $777.1 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At December 31, 2025, the maximum amount of funding available from the FHLBNY was $622.0 million, of which $50.0 million was utilized for borrowings and $245.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits, resulting in $327.0 million of available borrowing capacity.

Borrowings outstanding at December 31, 2025 represented FHLBNY advances of $50.0 million with a rate of 3.96% with an original maturity of one year or less.

Subsidiaries

Pioneer Financial Services, Inc. Pioneer Financial Services, Inc., a New York corporation and wholly owned subsidiary of the Bank, provides wealth management services to the Bank’s customers in partnership with LPL Financial, a registered broker dealer. The Bank incorporated Pioneer Financial Services, Inc. in 1997. It had $1.4 billion of assets under management at December 31, 2025. Pioneer Financial Services, Inc. operates from the Bank’s headquarters in Albany, New York under the name Pioneer Wealth Management, and has licensed representatives available in our branch offices. Wealth management services provided by Pioneer Financial Services, Inc. to customers include investment advice, retirement income planning, estate planning, business succession and employer retirement planning. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Financial Services, Inc.

Pioneer Insurance Agency, Inc. Pioneer Insurance Agency, Inc., a New York corporation and wholly owned subsidiary of the Bank, is a full-service insurance agency offering personal and commercial insurance, including homeowners, automobile and comprehensive business insurance, and works with major national insurance companies as well as specialty markets. Pioneer Insurance Agency, Inc. also offers employee benefits products and consulting services under the name Pioneer Benefits Consulting, including group health, dental, disability and life insurance products and defined contribution and defined benefit administration. Pioneer Insurance Agency, Inc. operates from the Bank’s headquarters in Albany, New York. Expansion into the insurance and employee benefit services business has enabled the Bank to evolve from a traditional depository institution into a full-service financial services organization. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Insurance Agency, Inc.

Pioneer Consulting Solutions, Inc.  Pioneer Consulting Solutions, Inc., a New York corporation and wholly owned subsidiary of the Bank, includes the Human Resources (HR) Consulting division, which offers services to business clients in three ways: through outsourced HR services, in which an HR manager is assigned to a company to oversee all aspects of HR; project-based HR work, such as creating employee handbooks, overseeing audit compliance, providing training, and developing compensation studies; and leave management services, which involves enrolling employees in medical, caregiving or family leave programs and ensuring regulatory compliance with the federal government and multiple states. All disclosures in this Annual Report on Form 10-K relating to the Bank are consolidated to include the activities of Pioneer Consulting Solutions, Inc.

Pioneer Capital Markets, Inc. Pioneer Capital Markets, Inc., a Delaware corporation and a wholly owned subsidiary of Pioneer Capital Markets Holdings, Inc., is a broker-dealer focused on municipal bond trading which commenced operations in January 2026. Pioneer Capital Markets, Inc. is registered with Financial Industry Regulatory Authority (FINRA), Securities Investment Protection Corporation (SIPC) and the SEC, and is based in North Carolina.

Pioneer Capital Markets Holdings, Inc. Pioneer Capital Markets Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of the Company is the holding company for Pioneer Capital Markets, Inc. It is expected that the only business activity of Pioneer Capital Markets Holdings, Inc. will be to own all of the stock of Pioneer Capital Markets, Inc.

Personnel

As of December 31, 2025, we had 257 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank, the Company, Pioneer Capital Markets, Inc. and Pioneer Bancorp, MHC. The description is limited to certain material aspects of certain statutes and regulations that are addressed, and is not intended to be a complete list or description of such statutes and regulations and their effects on the Bank, the Company, Pioneer Capital Markets, Inc. and Pioneer Bancorp, MHC. See Item 1a – Risk Factors – “Risks Related to Legal, Regulatory, Fraud and Compliance Matters.”

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

The Federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” In November 2025, the federal banking agencies issued a proposed rule to lower the community bank leverage ratio to 8%. That proposed rule was not effective as of December 31, 2025. As of December 31, 2025 the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

The OCC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances. At December 31, 2025, the Bank exceeded each of its capital requirements.

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

Loans-to-One-Borrower. A national bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2025, the Bank was in compliance with the loan-to-one-borrower limitations.

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

The OCC has adopted regulations to implement the prompt corrective action framework under the Basel III capital rules. An institution is classified as “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is classified as “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is classified as “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is classified as “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is classified as “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2025, the Bank was classified as a “well capitalized” institution.

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

Federal Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. As of the date of this Annual Report on Form 10-K, the Bank is not aware of any practice, condition or violation that might lead to termination of its deposit insurance.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLBNY, is required to acquire and hold shares of capital stock in the FHLBNY. The Bank was in compliance with this requirement at December 31, 2025.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. As of December 31, 2025, Pioneer Bancorp, MHC and the Company elected to be “financial holding companies.”

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

Broker-Dealer Regulation

General. Pioneer Capital Markets, Inc. is a broker-dealer that is registered with the SEC, a member of FINRA and the Municipal Securities Rulemaking Board (“MSRB”), and licensed in the states of New York and North Carolina, and various other self-regulatory organizations.

Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, which include FINRA, the MSRB or national securities exchanges. Self-regulatory organizations adopt rules (which are subject to approval by the SEC) for governing their members and the industry. Broker-dealers are also subject to federal regulation and the securities laws of each state where they conduct business. Pioneer Capital Markets, Inc. is primarily subject to regulation, supervision and regular examination by FINRA.

Broker-dealers are subject to extensive laws, rules and regulations, including sales and trading practices, capital adequacy, record keeping and reporting, the conduct of directors, officers, and employees, qualification and licensing of supervisory and sales personnel, marketing practices, supervisory and organizational procedures intended to ensure compliance with securities laws, limitations on extensions of credit in securities transactions, clearance and settlement procedures, and rules designed to promote high standards of commercial conduct and just and equitable principles of trade. Broker-dealers are regulated by state securities administrators in those jurisdictions where they do business. Regulators may conduct periodic examinations and review reports of our operations, controls, supervision, performance, and financial condition. The rules of the MSRB, which are enforced by the SEC and FINRA, apply to the municipal securities activities of Pioneer Capital Markets, Inc.

Violations of laws, rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its registered representatives, officers or employees, or other similar adverse consequences.

Net Capital Requirements. The SEC, FINRA and various other regulatory authorities have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Rule 15c3-1 of the Exchange Act (the “Net Capital Rule”) requires that a broker-dealer maintain minimum net capital. Generally, a broker-dealer’s net capital is net worth plus qualified subordinated debt less deductions for non-allowable (or non-liquid) assets and other adjustments and operational charges. As of December 31, 2025, Pioneer Capital Markets, Inc. was in compliance with applicable net capital requirements.

The SEC, FINRA and other regulatory organizations impose rules that require notification when net capital falls below certain predefined thresholds. These rules dictate the ratio of debt-to-equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a broker-dealer fails to maintain the required net capital, it may be subject to penalties and other regulatory sanctions, including suspension or revocation of registration by the SEC or applicable regulatory authorities, and suspension or expulsion by these regulators could ultimately lead to the broker-dealer’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to, and approval from, the SEC and FINRA for certain capital withdrawals.

Securities Investor Protection Corporation (“SIPC”). Pioneer Capital Markets, Inc. is subject to the Securities Investor Protection Act and belongs to SIPC, whose primary function is to provide financial protection for the customers of failing brokerage firms. SIPC provides protection for customers up to $500,000, of which a maximum of $250,000 may be in cash, but does not cover any market losses. As of December 31, 2025, Pioneer Capital Markets, Inc. did not have any customers.

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

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five year carryover period that has not been deducted is no longer deductible. At December 31, 2025, the Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation

Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New York State. The statutory tax rate is currently 6.5% if New York State business income is less than $5.0 million, or 7.25% if New York State business income exceeds $5.0 million. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax rate is 0.1875% for tax years 2021-2025. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

ITEM 1A.Risk Factors

Risk Factors Summary

An investment in our common stock involves substantial risks and uncertainties. Stockholders should carefully consider all of the information in this section. The most significant risks include the following:

Risks Related to Changes in Macroeconomic Conditions, Interest Rates and Inflation

●	Our business may be adversely affected by economic downturns in our market area and the national economy.
●	Changes in interest rates may reduce our profits.
●	Inflation can have an adverse impact on our business and on our customers.
●	Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating, potential government shutdowns, and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.
●	Changes in market conditions, changes in discount rates, changes in mortality assumptions or lower returns on assets may increase required contributions to, and costs associated with, our tax-qualified defined benefit plan in future periods.
●	Changes in the valuation of our securities portfolio may reduce our profits and our capital levels.

Risks Related to Lending

●	Our loan portfolio consists of a high percentage of loans secured by commercial real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.
●	A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.
●	We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential mortgage loans.
●	Our allowance for credit losses on loans may not be sufficient to absorb losses in our loan portfolio.
●	If our non-performing assets increase, our earnings will be adversely affected.
●	A portion of our loan portfolio consists of loan participations secured by properties outside our market area. Loan participations may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Risks Related to Legal, Regulatory, Fraud and Compliance Matters

●	We are subject to fraud and compliance risk.
●	We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.
●	We are subject to sanctions and other negative actions if regulatory agencies with supervisory authority over us determine that we failed to comply with applicable laws and regulations.
●	Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations will subject us to fines or sanctions.
●	Changes in laws and regulations and the cost of compliance with new laws and regulations may adversely affect our operations and our income.
●	Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
●	We are subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties.
●	Our broker-dealer business subjects us to regulatory risks.
●	The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.
●	We are subject to environmental liability risk associated with lending activities.

●	Environmental matters and related legislative and regulatory initiatives may materially affect our business and results of operations.

Risks Relating to Accounting Matters

●	Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
●	Changes in accounting standards could affect reported earnings.
●	The cost of additional finance and accounting systems, procedures and controls in order to satisfy our public company reporting requirements has increased and will continue to increase our expenses.

Risks Related to Liquidity

●	A lack of liquidity could adversely affect our financial condition and results of operations.
●	Municipal deposits are price sensitive and could result in an increase in interest expense or funding fluctuations.

Risks Related to Our Insurance and Wealth Management Businesses

●	Conditions in insurance markets could adversely affect our earnings.
●	Involvement in wealth management creates risks associated with the industry

Risks Related to Operations

●	Strong competition within our market area may reduce our profits and slow growth.
●	We use a mortgage banking company to originate residential mortgage loans.
●	Our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.
●	We continually encounter technological changes and the failure to understand and adapt to these changes could hurt our business.
●	We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or restrict us from paying dividends or repurchasing shares.
●	Our success depends on attracting and retaining certain key personnel.
●	Systems failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
●	Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
●	We are a community financial institution and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.
●	Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business.
●	Impairment of goodwill could adversely affect our financial condition and results of operations.
●	The risks presented by acquisitions could adversely affect our financial condition and results of operations.
●	New lines of business or new products and services may subject us to additional risks.
●	The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

Risks Relating to Ownership of Our Common Stock

●	Pioneer Bancorp, MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.
●	Our common stock is not heavily traded, and the stock price may fluctuate significantly.
●	Federal Reserve Board regulations and policy effectively prohibit Pioneer Bancorp, MHC from waiving the receipt of dividends, which will likely preclude us from paying any dividends on our common stock.
●	Various factors may make takeover attempts more difficult to achieve.

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

Economic conditions in our primary market continue to be impacted by the inflationary and current interest rate environment. Any further deterioration in economic conditions could result in a material adverse effect on our business, financial condition, liquidity and results of operations. Further, we have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability. At December 31, 2025, approximately $1.5 billion, or 91.4%, of our total loan portfolio was secured by real estate, most of which is located in our primary lending market, the Capital Region of New York and surrounding markets. Declines in real estate values in the Capital Region of New York and surrounding markets as a result of unemployment, inflation, changes in tax laws, a recession or other factors outside our control could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses on loans to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

During 2022 and 2023, the Federal Reserve Board in order to combat high inflation increased the Fed Funds target range multiple times to a target range of 5.25% to 5.50% as of June 30, 2024. Subsequently during 2024 and 2025, the Federal Reserve Board decreased the Fed Funds target range multiple times to its current target range of 3.50% to 3.75% as of December 31, 2025. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to reinvest such loan or securities prepayments into lower-yielding assets, which may also negatively impact our income. Decreases in interest rates can also result in interest rates we receive on our loans and investments decreasing faster than the interest rates on deposits, causing our interest rate spread to decrease, which would have a negative effect on our net interest income and profitability. Conversely, increases in interest rates can result in interest rates on our deposits increasing faster than the interest rates we receive on our loans and investments, causing our interest rate spread to decrease, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

If interest rates do decrease, we expect that our net portfolio value of equity would increase. Net portfolio value of equity represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities, adjusted for the value of off-balance sheet contracts. At December 31, 2025 and assuming a 100 basis points decrease in market interest rates, we estimate that our net portfolio value would increase by $29.9 million, or 9.6%. Additionally, at December 31, 2025, and assuming a 100 basis points increase in market interest rates, we estimate that our net portfolio value would decrease by $23.4 million, or 7.6%.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. As a result of sustained inflationary pressures, the Federal Reserve Board increased the federal funds rate to a target range of 5.25% to 5.50% as of June 30, 2024. Subsequently during 2024 and 2025, the Federal Reserve Board decreased the Fed Funds target range multiple times to its current target range of 3.50% to 3.75% as of December 31, 2025. To the extent these interventions do not mitigate the volatility and uncertainty related to inflation and the effects of inflation, or to the extent conditions otherwise worsen, we could experience adverse effects on our business, financial condition, and results of operations. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating, potential government shutdowns, and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At December 31, 2025, we had approximately $200.9 million invested in U.S. government, U.S. government agency obligations and Government-sponsored enterprises obligations. Instability in the U.S. political, credit and financial market conditions may increase our future borrowing costs.

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

Our loan portfolio includes commercial real estate loans, primarily loans secured by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties. At December 31, 2025, our commercial real estate loans totaled $466.5 million, or 27.9%, of our total loan portfolio. Our commercial real estate loans expose us to greater risk of nonpayment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrower’s business. Continued uncertainty or weakness in economic conditions may impair a borrower's business operations and lead to existing lease turnover. Vacancy rates for retail, office and industrial space may increase, which could result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans, especially in industries that have been particularly adversely impacted by long-term work-from-home arrangements, including retail stores, hotels and office buildings, for example. Any such deterioration could adversely affect the ability of our borrowers to repay the amounts due under their loans. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, the physical condition of non-owner occupied properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate loans increase, the corresponding risks and potential for losses from these loans may also increase, which would adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivable, inventory, equipment or other business assets, the deterioration in value of which could increase the potential for future losses.

At December 31, 2025, $124.9 million, or 7.5% of our total loan portfolio, was comprised of commercial and industrial loans and lines of credit to a variety of small and medium-sized businesses in our market area collateralized by general business assets including, among other things, accounts receivable and inventory, and we may augment this collateral with additional liens on real property. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a per loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. For loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate or individual business activities of our commercial customers could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

We make and hold in our portfolio commercial construction loans, which are considered to have greater credit risk than residential mortgage loans.

We originate and purchase commercial construction loans primarily to developers to finance the construction of commercial and multi-family properties or to acquire land for development of commercial and multi-family properties and to finance infrastructure improvements. We also provide commercial construction loans to local developers for the construction of one- to four-family residential developments, and originate rehabilitation loans, enabling the borrower to partially or totally refurbish an existing structure. At December 31, 2025, commercial construction loans were $169.7 million, or 10.2% of our total loan portfolio. We also had undrawn amounts on the commercial construction loans totaling $66.4 million at December 31, 2025. The primary credit risks associated with construction lending are underwriting risks, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed project. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects.

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

At December 31, 2025, our non-performing assets, which consist of non-performing loans and other real estate owned, were $11.3 million, or 0.52% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

We purchase commercial real estate loan participations, commercial and industrial loan participations, and commercial construction loan participations (loans made by a group of lenders, including us, who share or participate in a specific loan) secured by properties outside our market area in which we are not the lead lender. We have purchased loan participations secured by various types of collateral such as real estate, equipment and other business assets. Loan participations may have a higher risk of loss than loans we originate because we rely in part on the lead lender to monitor the performance of the loan. Moreover, our decisions regarding the classification of a loan participation and loan loss provisions associated with a loan participation are made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. At December 31, 2025, there were $37.9 million commercial construction, $21.0 million commercial real estate and no commercial and industrial loan participations outside our market area. At December 31, 2025, no loan participations were delinquent 60 days or more. If our underwriting of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

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

As described above in the section captioned “Supervision and Regulation”, we are subject to extensive regulation, supervision and examination by our banking regulators, the OCC, the FDIC, and the Federal Reserve Board. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for the protection of our stockholders. In addition, as described above, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations. The various regulatory agencies with supervisory authority over us have significant latitude in addressing our compliance with applicable laws and regulations including, but not limited to, those governing consumer compliance, credit, fair lending, anti-money laundering, anti-terrorism, capital adequacy, asset quality, interest rate risk, management, earnings, liquidity, and various other factors affecting us. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to, among other things, capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Our regulators have broad discretion to impose monetary fines, restrictions and limitations on our operations, and other possible sanctions if they determine, for any reason, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. For example, if it is determined that we have failed to operate according to the regulations, policies and directives of our regulators, we would be subject to sanctions for non-compliance, including seizure of the property and business of the Bank and suspension or revocation of our charter. In addition, our regulators may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted our business in an unsafe or unsound manner, or contrary to the depositors’ interests, or have been negligent in the performance of their duties. In addition, if it is determined that we have engaged in an unfair or deceptive act or practice, our regulators may issue an order to cease and desist and impose a fine on us. New York consumer protection and civil rights statutes applicable to the Bank permit private individual and class action lawsuits, and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes. It is possible that regulators may impose any or all of these sanctions if they determine that we have failed to comply with applicable laws or regulations.

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

We are subject to extensive regulation, supervision and examination by the OCC, the FDIC, and the Federal Reserve Board. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for credit losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. The impact of the evolving regulatory environment on our business and operations depends upon a number of factors, including (i) the legislative priorities of the U.S. Congress and the presidential administration, (ii) priorities and actions of the OCC, the FDIC and the Consumer Financial Protection Bureau (“CFPB”), and the Federal Reserve Board, (iii) implications resulting from our competitors and other marketplace participants and (iv) changing consumer behavior. Although the U.S. presidential administration may deemphasize the focus on financial regulation, state regulators, including attorneys general, may seek to fill a perceived void. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

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

The monetary policies of the Federal Reserve Board may be affected by certain policy initiatives of the U.S. presidential administration, which has announced tariffs on certain U.S. trading partners and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the Federal Reserve Board may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the U.S. presidential administration’s policy changes and their impact on the policies of the Federal Reserve Board, as well as our business and financial results, are uncertain at this time.

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

Our broker-dealer business subjects us to regulatory risks.

Our broker-dealer business subjects us to regulation by the SEC, FINRA, other self-regulatory organizations, state securities commissions, and other regulatory bodies. Violations of the laws and regulations governed by these agencies could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of Pioneer Capital Markets, Inc. or its officers or employees or other similar adverse consequences, any of which could cause us to incur losses and adversely affect our capital, financial condition and results of operations. Our ability to comply with multiple laws and regulations pertaining to the securities industry depends in large part on our ability to establish and maintain an effective compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

The regulatory environment in which our broker-dealer business operates is subject to frequent change. Our business, financial condition and operating results may be adversely affected as a result of new or revised legislation or regulations imposed by the U.S. Congress, the SEC, FINRA or other U.S. federal and state governmental and regulatory authorities. The business, financial condition and operating results of our broker-dealer business may be adversely affected by changes in the interpretation and enforcement of existing laws and rules by these governmental and regulatory authorities.

Our broker-dealer business is subject to the net capital requirements of the SEC, FINRA and various self-regulatory organizations. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA and other regulatory bodies, and ultimately may require its liquidation.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The OCC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 153.3% of our total capital at December 31, 2025. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance if in the future our concentration levels increased and that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

Environmental matters and related legislative and regulatory initiatives may materially affect our business and results of operations.

Federal and state legislatures and regulatory agencies continue to propose numerous initiatives to address environmental issues, including to supplement the global effort to combat climate change. More expansive initiatives are expected to continue, including potentially increasing supervisory expectations with respect to banks’ risk management practices, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns.

The physical effects of environmental matters may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolio. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

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

The obligations of being a public company, including the substantial public reporting obligations, require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm annually attests to the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. These obligations have increased our operating expenses and could divert our management’s attention from our operations.

Risks Related to Liquidity

A lack of liquidity could adversely affect our financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to gather deposits, make investments and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund our operations and pay our obligations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by external factors such as changes in interest rates, local and national economic conditions, the availability and attractiveness of alternative investments, and perceptions of the stability of the financial services industry generally and of our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve Board, or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made by us to the rates we offer on deposits to remain competitive with other financial institutions may also adversely affect our profitability and liquidity.

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

Municipal deposits are a significant source of funds for our lending and investment activities. At December 31, 2025, $451.9 million, or 26.0% of our total deposits, consisted of municipal deposits from local government entities such as towns, cities, school districts and other municipalities, which are collateralized by letters of credit from the FHLBNY and investment securities. These deposits may be more volatile than other deposits. If a significant amount of these deposits were withdrawn in a short period of time, it could have a negative impact on our short-term liquidity and have an adverse impact on our liquidity, business, financial condition and results of operations.

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

Our wealth management operations with Pioneer Financial Services, Inc. present special risks not borne by institutions that focus exclusively on other traditional retail and commercial banking products. For example, we earn fees from investment brokerage services provided to our customers by a third-party service provider. We receive commissions from the third-party service provider on a monthly basis based upon customer activity for the respective month and the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets in the funds and accounts managed, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If our assets under management decline and there is a related decrease in fees, it will negatively affect our results of operations.

Also, additional or modified regulations, or non-compliance with regulations, may adversely affect our wealth management operations. Due to strong competition, our wealth management business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

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

We have used a third-party mortgage banking company, Homestead Funding Corp., to underwrite, process and close our residential mortgage loans since January 2016. We use this mortgage banking company in order to offer our customers this loan product without the expense of maintaining and operating an in-house residential mortgage loan department. At December 31, 2025, residential mortgage loans acquired from the mortgage banking company totaled $720.1 million, or 43.08%, of our total loans receivable. Should we discontinue this relationship or otherwise be unable to use this mortgage banking company in the future, our ability to purchase residential mortgage loans may be disrupted unless we are able to find a suitable replacement or develop the capability to originate residential mortgage loans in-house through our lending staff. Should we add more staff in such an event, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending program is disrupted.

Our financial condition and results of operations may be adversely affected if we fail to grow or fail to manage our growth effectively.

Over the next several years, we expect to experience growth in our total assets and deposits, and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market. Our ability to grow successfully will depend on a variety of factors, including our ability to attract and retain experienced bankers, the availability of attractive business opportunities, competition from other financial institutions and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that we will successfully manage our growth. If we do not manage our growth effectively, we may not be able to achieve our business plan, which would have an adverse effect on our financial condition and results of operations.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define what constitutes “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. We elected to exercise our one-time option to opt-out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating our regulatory capital requirements. The regulations also establish a “capital conservation buffer” of 2.5%, resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 to risk-based assets capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of December 31, 2025, we have not elected the community bank leverage ratio framework and accordingly the Basel III capital requirements remain applicable.

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

Impairment of Goodwill Could Adversely Affect Our Financial Condition and Results of Operations.

We have recorded goodwill on our consolidated balance sheet in connection with prior acquisitions. Goodwill is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. During the year ended December 31, 2025, we incurred a $2.0 million goodwill impairment expense due to an impairment recognized for goodwill related to our insurance subsidiary based on the annual impairment testing performed during the fourth calendar quarter.

Our goodwill impairment analysis requires us to make significant estimates and assumptions regarding, among other things, future revenues, industry and market conditions, and the timing and amount of expected future cash flows. These estimates are inherently uncertain and are based on historical experience and various other assumptions that we believe to be reasonable at the time the estimates are made. Changes in these estimates or assumptions, or in actual results compared to these estimates, could materially affect the determination of fair value and result in an impairment charge.

Factors that could trigger an interim impairment test or result in impairment charges include, but are not limited to: deterioration in macroeconomic conditions or industry trends; lower-than-expected financial performance of a reporting unit; increased competition or loss of significant customers; changes in key personnel, strategy, or business structure; or adverse regulatory developments.

If the carrying amount of a reporting unit exceeds its estimated fair value, we would be required to record a goodwill impairment charge. Any such charge could be material and would be recognized as a non-cash expense in our consolidated statement of operations. A goodwill impairment charge could materially and adversely affect our results of operations and financial condition, reduce our earnings and could negatively impact investor confidence and the trading price of our common stock.

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

New lines of business or new products and services may subject us to additional risks.

 From time to time, we may develop and grow new lines of business or offer new products and services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made.

Further, we may rely on AI models developed by third parties, and would be dependent in part on the manner in which those third parties develop, train and deploy their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models and other matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

We are also exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or securities exchange, which could pose a threat to financial stability.

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

The ISSC includes members of management with specific cybersecurity expertise, including the Senior Vice President (“SVP”) – Information Technology. The SVP – Information Technology, is a Certified Community Banker Technology Officer, has 20 years of experience in the information technology field, and is responsible for overseeing the development and implementation of the Company’s information security systems.

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

The Company has developed a cyber incident response plan to maintain procedures and protocols for responding to incidents. The Cyber Incident Response Team (“CIRT”) is comprised of all members of the Company’s executive management team, the vCISO and representatives from the technology, operations, accounting, risk management, financial crimes, marketing and retail departments. During an incident response process, the Chief Administrative Officer serves as the incident manager. The Chief Administration Officer has over 15 years of experience in leadership and management of information technology, cybersecurity, and incident response programs. In this role as incident manager, the Chief Administration Officer, in collaboration with the CIRT and external cybersecurity firms, as necessary, will assess the materiality of the breach following the incident response plan severity scale. This evaluation aims to accurately identify risks and potential operational and business impacts. Materiality determination involves an objective analysis of both quantitative and qualitative factors, including an evaluation of immediate impact on systems and critical infrastructure. The purpose of this cyber incident response plan is to ensure that the Company is prepared to manage operational and/or malicious events which may disrupt critical business processes and/or compromise the confidentiality, integrity, or availability of its data. This cyber incident response plan defines the processes the Company will follow to manage adverse security events. The cyber incident response plan also maintains procedures and protocols to escalate significant cybersecurity matters to the full board of directors and regulators, as deemed necessary. The Company’s CIRT performs an annual testing exercise to evaluate its preparation and response plan in the event of an actual cybersecurity event.

Although cybersecurity threats, including those stemming from prior incidents, have not materially affected the Company’s business strategy, results of operations, or financial condition in the previous fiscal year, we cannot guarantee that we will remain unaffected in the future. Information regarding risks from material cybersecurity threats can be found under the section captioned “Risks Related to Operations” contained in Item 1A. Risk Factors.

ITEM 2.Properties

The following table sets forth information regarding our offices as of December 31, 2025.

	Leased or	Year Acquired
Location	Owned	or Leased

Main Office:
652 Albany Shaker Road, Albany, NY 12211	Owned (1)	2016

Other Properties:
21 Second Street, Troy, NY 12180	Leased	2016
531 Troy-Schenectady Road, Latham, NY 12110	Owned	2008
2000 Second Avenue, Watervliet, NY 12189	Leased	2017
1828 Altamont Avenue, Schenectady, NY 12305	Owned	2012
10 Kendall Way, Malta, NY 12020	Owned	2016
78 Main Avenue, Wynantskill, NY 12198	Owned	2014
712 Hoosick Street, Brunswick, NY 12180	Owned	2015
329 Glenmont Road, Glenmont, NY 12077	Leased	2014
142 Saratoga Avenue, Waterford, NY 12188	Owned	2015
1770 Central Avenue, Albany, NY 12205	Leased	2019
602 North Greenbush Road, Rensselaer, NY 12144	Leased	2017
90 State Street, Albany, NY 12207	Leased	2013
1881 Western Avenue, Albany, NY 12203	Owned	2018
184 - 190 Delaware Avenue, Delmar, NY 12054	Owned	2010
843 Route 146, Clifton Park, NY 12065	Leased	2012
426 State Street, Schenectady, NY 12305	Leased	2014
440 Main Street, Cairo, NY 12413	Owned	2016
11565 NY‑32, Greenville, NY 12083	Leased	2016
739 Upper Glen Street, Queensbury, NY 12804	Leased	2017
100 Mohawk Street, Cohoes, NY 12047	Owned	2017
1 Hudson City Centre, Hudson, NY 12534	Leased	2023
3440 Toringdon Way, Suite 205, Charlotte, NC 28277	Leased	2025
(1)	The property is subject to a ground lease.

The Company and the Bank maintain their executive offices as well as an operations center, customer call center and a retail banking center at the main office. The Bank operates 21 retail banking offices in Albany, Greene, Rensselaer, Saratoga, Schenectady and Warren Counties, as well as a wealth management office in Columbia County in New York, and Pioneer Capital Markets, Inc.’s office located in North Carolina. We believe that the current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion. For more information on the Company’s properties, see Notes 2, 7 and 18 set forth in Part II, Item 8 Financial Statements and Supplementary Data, of this Annual Report.

ITEM 3.Legal Proceedings

Certain legal proceedings in which we are involved are discussed in “Part II, Item 8–Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities”. For a full description of the legal proceedings and a historical description of these proceedings, see Part I, Item 1 - Consolidated Financial Statements - Note 8 - Commitments and Contingent Liabilities - Legal Proceedings and Other Contingent Liabilities in the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 7, 2025.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company has been listed on The Nasdaq Capital Market under the symbol “PBFS” since July 18, 2019. At March 6, 2026, the Company had approximately 809 stockholders of record.

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

There were no sales of unregistered securities during the year ended December 31, 2025.

The following table reports information regarding repurchases by the Company of its common stock in each month of the three months ended December 31, 2025:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased	Share	Programs	Programs (1) (2)
October 1 through October 31, 2025	-	$-	-	28,333
November 1 through November 30, 2025	-	-	-	28,333
December 1 through December 31, 2025	28,333	14.56	28,333	1,254,027
Total	28,333	$14.56	28,333	1,254,027

(1)	On May 21, 2024, the Company announced it adopted its first stock repurchase program. The stock repurchase program authorized the Company to repurchase up to an aggregate of 1,298,883 shares, or approximately 5% of its then outstanding shares. The Company completed its initial stock repurchase program. The shares were repurchased at an average price of $11.83 per share.

(2)	On December 17, 2025, the Company announced the adoption of its second stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,254,027 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

ITEM 6.[Reserved]

Not Applicable.

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our audited consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived in part from the audited consolidated financial statements that appear beginning on page 75 of this Annual Report on Form 10-K. Please read the information in this section in conjunction with the business and financial information regarding the Company, the Bank and the audited consolidated financial statements that appear starting on page 75 of this Annual Report on Form 10-K.

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

Non-Interest Expense. Our non-interest expense consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, insurance premiums, federal deposit insurance premiums, professional fees, goodwill impairment loss, and other general and administrative expenses.

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

Other general and administrative expenses include expenses for office supplies, postage, telephone, insurance, litigation-related expense, which includes expenses related to legal proceedings, and other miscellaneous operating expenses.

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

Select Financial Data

The following tables set forth selected historical financial and other data for the Company on a consolidated basis at and for the dates indicated.

	At December 31, 2025	At December 31, 2024

	(In thousands)
Selected Financial Condition Data:
Total assets	$2,150,684	$1,979,730
Cash and cash equivalents	133,675	96,521
Securities available for sale	220,431	321,537
Securities held to maturity	41,521	25,400
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	6,090	5,283
Net loans receivable	1,646,255	1,434,575
Premises and equipment, net	35,576	35,480
Bank-owned life insurance	15,306	15,956
Deposits	1,739,178	1,586,183
Shareholders’ equity	323,861	304,553

	For the	For the		For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024

	(In thousands except for per share amounts)
Selected Operating Data:
Interest and dividend income	$109,530	$48,832	$41,642	$88,316
Interest expense	30,382	13,362	9,659	21,803
Net interest income	79,148	35,470	31,983	66,513
Provision for credit losses	3,695	220	1,870	2,700
Net interest income after provision for credit losses	75,453	35,250	30,113	63,813
Noninterest income	17,140	8,809	8,409	16,330
Noninterest expense	66,104	31,648	30,199	60,734
Income before income taxes	26,489	12,411	8,323	19,409
Income tax expense	6,202	2,811	1,712	4,149
Net income	20,287	9,600	6,611	15,260
Net earnings per common share:
Basic	$0.83	$0.38	$0.26	$0.61
Diluted	$0.83	$0.38	$0.26	$0.61

	At or For the	At or For the		At or For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024

Performance Ratios:
Return on average assets (1)	0.98%	0.99%	0.70%	0.80%
Return on average equity (1)	6.47%	6.31%	4.80%	5.42%
Interest rate spread (1) (2)	3.22%	3.14%	3.01%	3.01%
Net interest margin (1) (3)	4.07%	3.99%	3.71%	3.78%
Non-interest expenses to average assets (1)	3.18%	3.28%	3.19%	3.18%
Efficiency ratio (4)	68.65%	71.47%	74.76%	73.31%
Average interest-earning assets to average interest-bearing liabilities	154.53%	158.84%	164.48%	161.98%

Capital Ratios (5):
Average equity to average assets	15.08%	15.74%	14.55%	14.77%
Total capital to risk weighted assets	17.56%	19.24%	19.57%	19.66%
Tier 1 capital to risk weighted assets	16.30%	17.99%	18.31%	18.40%
Common equity Tier 1 capital to risk weighted assets	16.30%	17.99%	18.31%	18.40%
Tier 1 capital to average assets	11.53%	12.07%	11.30%	11.65%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	1.51%	1.49%	1.66%	1.60%
Allowance for credit losses as a percentage of non-performing loans	224.93%	414.60%	178.27%	240.92%
Net charge-offs to average outstanding loans during the period (1)	0.01%	—%	0.06%	0.04%
Non-performing loans as a percentage of total loans	0.67%	0.36%	0.93%	0.66%
Non-performing loans as a percentage of total assets	0.52%	0.27%	0.65%	0.48%
Total non-performing assets as a percentage of total assets	0.52%	0.27%	0.65%	0.49%

Other:
Number of offices	23	23	23	23
Number of full-time equivalent employees	269	272	262	270
(1)	Annualized for the six month periods ended December 31, 2024 and 2023.
(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities for the periods.
(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(5)	Capital ratios are for the Bank.

Change in Fiscal Year End

On October 15, 2024, the board of directors of the Company approved an amendment to Article VI, Section 5 of its Bylaws to change its fiscal year end from June 30 to December 31. Accordingly, our discussion and analysis will present the significant factors affecting our financial condition at December 31, 2025 and December 31, 2024 and for the results of operations, our discussion and analysis will present the significant factors affecting the year ended December 31, 2025 compared to the fiscal year ended June 30, 2024, and the six months transition period ended December 31, 2024 compared to the six months ended December 31, 2023.

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

Strategically grow through deepening customer relationships. Integral to our strategy is our belief that there is a large customer base in our market that prefers doing business with local institutions that are grounded in the success of their customers and communities. These customers are seeking more relationship-based service than they receive from the larger regional banks and other financial services providers. By offering personalized relationship-based customer service, along with our extensive knowledge of our local markets and a wide range of product offerings, we believe it has allowed us to establish strong relationships with our customers. We believe we can continue to leverage these strengths to attract and retain customers. We have embarked on a sales enablement strategy that is focused on engaging in a multidisciplinary approach to customer interaction. Based on the foregoing, our attractive market area and strategic investment in technology to enhance the customer experience, we believe we are well-positioned to strategically grow our customer relationships.

Continue our emphasis on commercial customer acquisition, with a targeted focus on commercial lending while maintaining an appropriate balance in the overall loan portfolio. We view the long term growth of our commercial loan portfolio, consistent with safe and sound underwriting practices, as a means of increasing our interest income and establishing relationships with local businesses. These relationships will offer a recurring and we believe broader source of fee income through commercial deposits, commercial insurance and employee benefits products and consulting. We generally require that commercial borrowers establish a commercial deposit account with us, which assists our efforts to grow core deposits and cross-sell our other products and services. Our focus on commercial lending also has the benefits of increasing the yield on our loan portfolio while reducing the average term to repricing of our loans. However, we will continue to maintain an appropriate balance in the overall loan portfolio between our commercial and non-commercial loans to diversify our credit risk. Through our strategic partnership with the Mortgage Banking Company, we are able to decide whether we want to purchase residential mortgage loans originated by the Mortgage Banking Company for our portfolio. During the calendar year ended December 31, 2025, we strategically increased our portfolio of non-commercial loans, in part to take advantage of the higher interest rate environment, through the purchases of residential mortgage loans, increasing that portfolio by $104.1 million or 15.1% as compared to December 31, 2024.

Diversify our products and services to increase non-interest income. Our strategy includes further expansion of our customer base, deepening relationships and a focus on non-interest income by growing our financial services businesses. We sell commercial and personal insurance products and provide employee benefits products and services through our wholly-owned subsidiary, Pioneer Insurance Agency, Inc., which we acquired in 2016, and grew with our acquisition of Capital Region Strategic Employee Benefits Services, LLC employee benefits and consulting business in 2017. We entered into the wealth management services business by establishing Pioneer Financial Services, Inc. in 1997 as a wholly-owned subsidiary of the Bank (which operates under the name Pioneer Wealth Management). We substantially grew our wealth management services business with the acquisitions of Ward Financial Management, LTD’s business in 2018, three wealth management practices’ businesses in fiscal year 2022 and Hudson Financial, LLC’s business in fiscal year 2024. On October 28, 2025, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Brown Financial Management Group, LLC, a wealth management firm in the Capital Region of New York. The acquisition was made to expand the Company’s wealth management services activities and added $73 million of assets under management. At December 31, 2025, Pioneer Financial Services, Inc. had $1.4 billion of assets under management.

We believe that there will be opportunities to cross-sell these products to our deposit and borrower customers which may further increase our non-interest income, and also to cross-sell our banking services and products to customers and clients of Pioneer Insurance Agency, Inc., Pioneer Financial Services, Inc., and Pioneer Consulting Solutions, Inc. We intend to consider future acquisition opportunities to expand our insurance, wealth management, HR consulting or other complementary financial services businesses.

On December 11, 2025, the Company announced the formation of Pioneer Capital Markets, Inc., a wholly owned broker-dealer subsidiary. With an initial focus on proprietary trading of investment-grade municipal bonds, this marks the Company’s entry into regulated broker-dealer operations, enhancing the Company’s financial services capabilities. This launch underscores the Company’s ongoing strategy of diversifying our products and services to increase non-interest income. Pioneer Capital Markets, Inc. is registered with FINRA, SIPC and the SEC, and is based in North Carolina, leveraging a collaborative environment that allows compliance and operations to work closely together. Pioneer Capital Markets, Inc. commenced operations in January 2026.

Selective Acquisition Growth. While organic growth is a consistent and focused strategy for us, our strategy to continue to grow may include acquisitions. Selective acquisitions may be a part of our strategy to be able to gain immediate access to new markets and expand our customer base and to be able to diversify our products and services. Selective acquisitions also provides us the ability to expand revenue opportunities, create synergies and access to new lines of business, technology, and expertise that might be difficult or costly to develop internally.

Increase our Share of Lower-Cost Core Deposits. Core deposits represent our best opportunity to develop customer relationships that enable us to cross-sell the products and services of our complementary subsidiaries. We continue to emphasize offering core deposits (demand deposit accounts, savings accounts and money market accounts) to individuals, businesses and municipalities located in our market area. We attract and retain transaction accounts by offering competitive products and rates and providing quality customer service. At December 31, 2025, core deposits comprised 84.5% of our total deposits. Core deposits are our least costly source of funds which improves our interest rate spread and also contributes non-interest income from account- related services.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.5 million, or 5.9%, assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Year Ended			For the Fiscal Year Ended
	December 31, 2025			June 30, 2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,552,647	$91,639	5.90%	$1,265,455	$72,378	5.72%
Securities	326,025	14,816	4.54%	382,258	9,750	2.55%
Interest-earning deposits	67,476	3,075	4.56%	113,092	6,188	5.47%
Total interest-earning assets	1,946,148	109,530	5.63%	1,760,805	88,316	5.02%
Non-interest-earning assets	132,660			146,575
Total assets	$2,078,808			$1,907,380

Interest-bearing liabilities:
Demand deposits	$135,356	$2,757	2.04%	$167,498	$3,153	1.88%
Savings deposits	257,420	347	0.13%	275,317	199	0.07%
Money market deposits	620,087	17,974	2.90%	493,187	12,968	2.63%
Certificates of deposit	190,851	7,057	3.70%	124,632	4,352	3.49%
Total interest-bearing deposits	1,203,714	28,135	2.34%	1,060,634	20,672	1.95%
Borrowings and other	55,697	2,247	4.03%	26,399	1,131	4.28%
Total interest-bearing liabilities	1,259,411	30,382	2.41%	1,087,033	21,803	2.01%
Non-interest-bearing deposits	476,731			494,916
Other non interest-bearing liabilities	29,252			43,758
Total liabilities	1,765,394			1,625,707
Total shareholders’ equity	313,414			281,673
Total liabilities and shareholders’ equity	$2,078,808			$1,907,380
Net interest income		$79,148			$66,513
Net interest rate spread (1)			3.22%			3.01%
Net interest-earning assets (2)	$686,737			$673,772
Net interest margin (3)			4.07%			3.78%
Average interest-earning assets to interest-bearing liabilities	154.53%			161.98%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended December 31,
	2024			2023
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,399,105	$41,773	6.01%	$1,206,348	$34,255	5.71%
Securities	298,032	4,909	3.29%	438,324	5,169	2.35%
Interest-earning deposits	81,934	2,150	5.27%	80,069	2,218	5.57%
Total interest-earning assets	1,779,071	48,832	5.52%	1,724,741	41,642	4.85%
Non-interest-earning assets	136,471			152,212
Total assets	$1,915,542			$1,876,953

Interest-bearing liabilities:
Demand deposits	$143,595	$1,671	2.32%	$152,007	$1,397	1.83%
Savings deposits	261,337	137	0.10%	280,822	93	0.07%
Money market deposits	549,880	8,347	3.03%	471,664	5,658	2.39%
Certificates of deposit	144,255	2,818	3.91%	116,404	1,894	3.25%
Total interest-bearing deposits	1,099,067	12,973	2.36%	1,020,897	9,042	1.76%
Borrowings and other	21,006	389	3.71%	27,693	617	4.47%
Total interest-bearing liabilities	1,120,073	13,362	2.38%	1,048,590	9,659	1.84%
Non-interest-bearing deposits	461,270			508,361
Other non interest-bearing liabilities	32,604			46,942
Total liabilities	1,613,947			1,603,893
Total shareholders’ equity	301,595			273,060
Total liabilities and shareholders’ equity	$1,915,542			$1,876,953
Net interest income		$35,470			$31,983
Net interest rate spread (1)			3.14%			3.01%
Net interest-earning assets (2)	$658,998			$676,151
Net interest margin (3)			3.99%			3.71%
Average interest-earning assets to interest-bearing liabilities	158.84%			164.48%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Twelve Months Ended			Six Months Ended
	December 31, 2025 vs. June 30, 2024			December 31, 2024 vs. December 31, 2023
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$16,886	$2,376	$19,261	$5,667	$1,851	$7,518
Securities	(1,612)	6,678	5,066	(3,783)	3,523	(260)
Interest-earning deposits	(2,201)	(912)	(3,113)	124	(192)	(68)
Total interest-earning assets	13,073	8,141	21,214	2,008	5,182	7,190

Interest-bearing liabilities:
Demand deposits	(640)	244	(396)	(208)	482	274
Savings deposits	(14)	162	148	(18)	62	44
Money market deposits	3,581	1,424	5,006	1,029	1,660	2,689
Certificates of deposit	2,435	270	2,705	500	424	924
Total interest-bearing deposits	5,363	2,101	7,463	1,303	2,628	3,931
Borrowings and other	1,186	(70)	1,116	(134)	(94)	(228)
Total interest-bearing liabilities	6,548	2,031	8,579	1,169	2,534	3,703

Change in net interest income	$6,525	$6,110	$12,635	$838	$2,649	$3,487

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets of $2.15 billion at December 31, 2025 increased $171.0 million, or 8.6%, from $1.98 billion at December 31, 2024. The increase was due primarily to an increase of $211.7 million, or 14.8%, in net loans receivable and an increase of $37.2 million, or 38.5%, in cash and cash equivalents, offset in part by a decrease of $101.1 million, or 31.4%, in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents of $133.7 million at December 31, 2025, increased $37.2 million, or 38.5%, from $96.5 million at December 31, 2024.

Securities Available for Sale. Total securities available for sale of $220.4 million at December 31, 2025 decreased $101.1 million, or 31.4%, from $321.5 million at December 31, 2024. The decrease was primarily due to maturities, paydowns and calls of $212.7 million, offset in part by purchases of $102.0 million of securities during the year ended December 31, 2025.

Securities Held to Maturity. Total securities held to maturity of $41.5 million at December 31, 2025 increased $16.1 million, or 63.5%, from $25.4 million at December 31, 2024. The increase was primarily due to purchases of $37.0 million, offset in part by maturities, paydowns and calls of $20.8 million during the year ended December 31, 2025.

Net Loans Receivable. Net loans receivable of $1.65 billion at December 31, 2025 increased $211.7 million, or 14.8%, from $1.43 billion at December 31, 2024. By loan category, residential mortgage loans increased by $104.1 million, or 15.1%, to $793.7 million at December 31, 2025 from $689.6 million at December 31, 2024; commercial real estate loans increased by $51.7 million, or 12.4%, to $466.5 million at December 31, 2025 from $414.8 million at December 31, 2024; commercial construction loans increased by $38.7 million, or 29.6%, to $169.7 million at December 31, 2025 from $131.0 million at December 31, 2024; commercial and industrial loans increased by $16.4 million, or 15.1%, to $124.9 million at December 31, 2025 from $108.5 million at December 31, 2024; home equity loans and lines of credit increased by $2.7 million, or 2.8%, to $97.6 million at December 31, 2025 from $94.9 million at December 31, 2024; and consumer loans increased by $1.6 million, or 9.3%, to $19.2 million at December 31, 2025 from $17.6 million at December 31, 2024.

The increase in residential mortgage loans was primarily related to the Bank’s relationship with the third-party Mortgage Banking Company which facilitated an increase in residential mortgage loan volume. The increase in commercial real estate and commercial and industrial loans was due to loan funding outpacing loan payoffs. The increase in commercial construction loans was due to funding of increased construction commitments.

Deposits. Total deposits of $1.74 billion at December 31, 2025 increased $153.0 million, or 9.6%, from $1.59 billion at December 31, 2024. By deposit category, certificate of deposits increased by $94.7 million, or 54.2%, to $269.5 million at December 31, 2025 from $174.8 million at December 31, 2024; money market accounts increased by $75.0 million, or 13.4%, to $633.5 million at December 31, 2025 from $558.5 million at December 31, 2024; and non-interest-bearing demand accounts increased by $1.8 million, or 0.4%, to $456.1 million at December 31, 2025 from $454.3 million at December 31, 2024, offset in part by a decrease in savings accounts of $10.5 million, or 4.0%, to $249.7 million at December 31, 2025 from $260.2 million at December 31, 2024 and a decrease in interest-bearing demand accounts of $8.0 million, or 5.8%, to $130.4 million at December 31, 2025 from $138.4 million at December 31, 2024.

The increase in certificates of deposit was primarily due to an increase in brokered deposits, and by a migration of funds from savings and other lower rate interest-bearing accounts. The increase in money market accounts was primarily due to a migration of funds from savings and other lower rate interest-bearing accounts. The decrease in savings accounts and interest-bearing demand accounts was primarily due to a migration of funds to higher rate interest-bearing accounts.

Borrowings from Federal Home Loan Bank of New York. Borrowings from the FHLBNY of $50.0 million at December 31, 2025 increased by $10.0 million, from $40.0 million at December 31, 2024. At December 31, 2025, borrowings consisted of FHLBNY advances with original maturities of one year or less.

Total Shareholders’ Equity. Shareholders’ equity of $323.9 million at December 31, 2025 increased $19.3 million, or 6.3%, from $304.6 million at December 31, 2024 primarily as a result of net income of $20.3 million and an increase in accumulated other comprehensive income of $8.5 million, partially offset by the repurchase of common stock of $11.3 million.

Comparison of Operating Results for the Year Ended December 31, 2025 and the Fiscal Year Ended June 30, 2024

General.  Net income increased by $5.0 million, or 32.9%, to $20.3 million for the year ended December 31, 2025 from $15.3 million for the fiscal year ended June 30, 2024. The increase was primarily due to a $21.2 million increase in interest and dividend income, partially offset by a $8.6 million increase in interest expense, a $5.4 million increase in non-interest expense and a $2.1 million increase in income tax expense.

Interest and Dividend Income.  Interest and dividend income increased $21.2 million, or 24.0%, to $109.5 million for the year ended December 31, 2025 from $88.3 million for the fiscal year ended June 30, 2024. The increase was the result of a 61 basis points increase in the average yield on interest-earning assets to 5.63% for the year ended December 31, 2025, from 5.02% for the fiscal year ended June 30, 2024 and due to a $185.3 million increase in the average balance of interest-earning assets to $1.95 billion for the year ended December 31, 2025 from $1.76 billion for the fiscal year ended June 30, 2024. The increase in the average yield on interest-earning assets was driven by market-related increases in interest rates on new loans and on investment securities purchased. The increase in average interest-earning assets was primarily due to the increase in the average balance of loans.

Interest income on loans increased $19.2 million, or 26.6%, to $91.6 million for the year ended December 31, 2025 from $72.4 million for the fiscal year ended June 30, 2024. Interest income on loans increased due to a 18 basis points increase in the average yield on loans to 5.90% for the year ended December 31, 2025 from 5.72% for the fiscal year ended June 30, 2024, coupled with a $287.2 million increase in the average balance of loans to $1.55 billion for the year ended December 31, 2025 from $1.27 billion for the fiscal year ended June 30, 2024. The increase in average yield on loans was primarily due to market-related increases in interest rates on new loans. The increase in the average balance of loans was principally due to purchases of residential mortgage loans and an increase in originations of commercial real estate, commercial construction and commercial and industrial loans.

Interest income on securities increased $5.0 million, or 52.0%, to $14.8 million for the year ended December 31, 2025 from $9.8 million for the fiscal year ended June 30, 2024. Interest income on securities increased due to a 199 basis points increase in the average yield on securities to 4.54% for the year ended December 31, 2025 from 2.55% for the fiscal year ended June 30, 2024, partially offset by a $56.3 million decrease in the average balance of securities to $326.0 million for the year ended December 31, 2025 from $382.3 million for the fiscal year ended June 30, 2024. The increase in average yield on securities was due to higher market rates of interest for new securities that were purchased during the year ended December 31, 2025, partially replacing the sale and scheduled maturities of lower yielding U.S. government and agency and municipal obligation securities. The decrease in the average balance of securities was due to the maturities of U.S. government and agency and municipal obligation securities, outpacing purchases during the year ended December 31, 2025 and due to the sales of U.S. government and agency securities during the fiscal year ended June 30, 2024 as part of a balance sheet repositioning in which the Company sold $74.5 million of lower-yielding available for sale securities with an average book yield of approximately 0.83%, in conjunction with an asset allocation shift, using investment securities’ cash flow to fund higher yielding assets.

Interest income on interest-earning deposits with banks and other decreased $3.1 million, or 50.3%, to $3.1 million for the year ended December 31, 2025 from $6.2 million for the fiscal year ended June 30, 2024. Interest income on interest-earning deposits with banks and other decreased due to a 91 basis points decrease in the average yield on interest-earning deposits with banks and other to 4.56% for the year ended December 31, 2025 from 5.47% for the fiscal year ended June 30, 2024, primarily due to changes in market interest rates, and a decrease of $45.6 million in average balances on interest-earning deposits with banks and other to $67.5 million for the year ended December 31, 2025 from $113.1 million for the fiscal year ended June 30, 2024, primarily due to an increase in the average balances of loans.

Interest Expense.  Interest expense increased $8.6 million, or 39.3%, to $30.4 million for the year ended December 31, 2025 from $21.8 million for the fiscal year ended June 30, 2024 as a result of an increase in interest expense on deposits, borrowings and other. The increase was primarily due to an increase in the average balance of interest-bearing liabilities of $172.4 million, or 15.9%, to $1.26 billion for the year ended December 31, 2025 from $1.09 billion for the fiscal year ended June 30, 2024, and a 40 basis points increase in the average cost of interest-bearing liabilities to 2.41% for the year ended December 31, 2025 from 2.01% for the fiscal year ended June 30, 2024.

Interest expense on interest-bearing deposits increased $7.4 million, or 36.1%, to $28.1 million for the year ended December 31, 2025 from $20.7 million for the fiscal year ended June 30, 2024. Interest expense on interest-bearing deposits increased primarily due to a 39 basis points increase in the average cost of interest-bearing deposits to 2.34% for the year ended December 31, 2025 from 1.95% for the fiscal year ended June 30, 2024 and an increase in average interest-bearing deposits of $143.1 million to $1.20 billion for the year ended December 31, 2025 from $1.06 billion for the fiscal year ended June 30, 2024. The increase in the average cost of interest-bearing deposits was due primarily to the repricing of certain interest-bearing deposit accounts in response to changes in market interest rates, as well as a shift in the mix of deposits towards higher cost interest-bearing accounts.

Interest expense on borrowings and other liabilities increased $1.1 million, or 98.7%, to $2.2 million for the year December 31, 2025 from $1.1 million for the fiscal year ended June 30, 2024 due primarily to a $29.3 million increase in average borrowings and other liabilities to $55.7 million for the year ended December 31, 2025 from $26.4 million for the fiscal year ended June 30, 2024, partially offset by a decrease in the average cost of borrowings and other liabilities of 25 basis points, to 4.03% for the year ended December 31, 2025 from 4.28% for the fiscal year ended June 30, 2024.

Net Interest Income.  Net interest income increased $12.6 million, or 19.0%, to $79.1 million for the year ended December 31, 2025 from $66.5 million for the fiscal year ended June 30, 2024. The increase in net interest income for the year ended December 31, 2025 was primarily due to an increase in the average yield on interest-earning assets of 61 basis points and an increase in the average balance of interest-earning assets of $185.3 million, partially offset by an increase in the average cost of interest-bearing liabilities of 40 basis points and an increase in the average balance of interest-bearing liabilities of $172.4 million. The net interest rate spread increased 21 basis points to 3.22% for the year ended December 31, 2025 from 3.01% for the fiscal year ended June 30, 2024. Net interest margin increased 29 basis points to 4.07% for the year ended December 31, 2025 from 3.78% for the fiscal year ended June 30, 2024. Net interest-earning assets increased by $12.9 million to $686.7 million for the year ended December 31, 2025 from $673.8 million for the fiscal year ended June 30, 2024.

Provision for Credit Losses.  The provision for credit losses was $3.7 million for the year ended December 31, 2025, compared to $2.7 million for the fiscal year ended June 30, 2024. The provision for credit losses for the calendar year ended December 31, 2025 was primarily due to growth in the loan portfolio and changes in current economic conditions. Net charge-offs decreased to $95,000 for the year ended December 31, 2025, compared to $520,000 for the fiscal year ended June 30, 2024. Net charge-offs were 0.01% of average loans for the year ended December 31, 2025, compared to net charge-offs of 0.04% of average loans for the fiscal year ended June 30, 2024.

Non-Interest Income.  Non-interest income increased $810,000, or 5.0%, to $17.1 million for the year ended December 31, 2025 from $16.3 million for the fiscal year ended June 30, 2024. The increase in noninterest income for the year ended December 31, 2025 was primarily due to an increase in insurance and wealth management services income and other noninterest income, and a $5.6 million loss on the sale of securities available for sale as part of a balance sheet repositioning during the fiscal year ended June 30, 2024, offset in part by $6.0 million of income from the previously announced settlement of litigation and net gain on equity securities sales during the fiscal year ended June 30, 2024.

The increase in insurance and wealth management services income for the year ended December 31, 2025 was primarily as a result of organic growth and positive market performance related to our wealth management assets. The increase in other noninterest income for the year ended December 31, 2025 was primarily due to an increase in bank-owned life insurance income as a result of a death benefit.

Non-Interest Expense.  Non-interest expense increased $5.4 million, or 8.8%, to $66.1 million for the year ended December 31, 2025 from $60.7 million for the fiscal year ended June 30, 2024. The increase in noninterest expense for the year ended December 31, 2025 was primarily due to an increase in salaries and employee benefits, a goodwill impairment expense and an increase in other noninterest expenses, offset in part by decreases in professional fees and data processing.

Salaries and employee benefits increased for the year ended December 31, 2025 primarily due to compensation expense from annual merit increases as well as due to share-based compensation costs recognized during the year ended December 31, 2025 for the stock awards granted during the three months ended June 30, 2024. The $2.0 million goodwill impairment expense for the year ended December 31, 2025 was due to an impairment recognized for goodwill related to the insurance subsidiary based on the annual impairment testing performed during the three months ended December 31, 2025. Other expenses increased for the year ended December 31, 2025 primarily due to litigation-related expense, offset in part by a benefit for the other cost components of the net periodic pension and post-retirement benefits cost. The decrease in professional fees for the year ended December 31, 2025 was primarily due to lower legal fees and expenses.

Income Tax Expense. Income tax expense increased $2.1 million, or 49.5%, to $6.2 million for the year ended December 31, 2025 from $4.1 million for the fiscal year ended June 30, 2024, due to an increase in income before income taxes. Our effective tax rate was 23.4% for the year ended December 31, 2025, compared to 21.4% for the fiscal year ended June 30, 2024. The increase in our effective tax rate was primarily due to the $2.0 million goodwill impairment expense that is not deductible for income tax purposes.

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

Provision for Credit Losses.  The provision for credit losses was $220,000 for the six months ended December 31, 2024, as compared to a $1.9 million provision for credit losses for the six months ended December 31, 2023. The decrease in the provision for credit losses for the six months ended December 31, 2024 was primarily due to improvements in asset quality and economic conditions, offset in part by growth in the loan portfolio. Net charge-offs were $22,000 for the six months ended December 31, 2024, compared to net charge-offs of $371,000 for the six months ended December 31, 2023. Annualized net charge-offs were 0.00% of average loans for the six months ended December 31, 2024, compared to annualized net charge-offs of 0.06% of average loans for the six months ended December 31, 2023. Non-performing assets were $5.2 million, or 0.27% of total assets, at December 31, 2024, compared to $9.2 million, or 0.49% of total assets, at June 30, 2024. The allowance for credit losses on loans was $21.8 million at December 31, 2024 and at June 30, 2024, representing 1.49% and 1.60% of total loans outstanding, respectively.

Non-Interest Income.  Noninterest income of $8.8 million for the six months ended December 31, 2024 increased $400,000, or 4.8%, as compared to $8.4 million for the six months ended December 31, 2023. Noninterest income increased primarily due to an increase in insurance and wealth management services income of $201,000 and other noninterest income of $678,000 during the six months ended December 31, 2024, and a $5.6 million loss on sale of securities available for sale as part of a balance sheet repositioning during the six months ended December 31, 2023, offset in part by $6.0 million of income from the previously announced settlement of litigation and $349,000 of net gain on equity securities during the six months ended December 31, 2023. The increase in insurance and wealth management services income for the six months ended December 31, 2024 was primarily as a result of organic growth and positive market performance related to our wealth management services.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the FHLBNY. At December 31, 2025, we had the ability to borrow up to $622.0 million, of which $50.0 million was utilized for borrowings and $245.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At December 31, 2025, we had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets.

We cannot accurately predict what the impact of the events described in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. See Item 3 – “Legal Proceedings” and “Part II, Item 8 – Financial Statements and Supplementary Data – Note 14 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” elsewhere in this report for more information. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $38.8 million in excess of the accrued liability, if any, as of December 31, 2025. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of December 31, 2025.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At December 31, 2025, cash and cash equivalents totaled $133.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $220.4 million at December 31, 2025.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of December 31, 2025 totaled $263.8 million, or 15.2%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. The Bank is subject to various regulatory capital requirements administered by the OCC. At December 31, 2025, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines. See Note 16 in the Notes to the consolidated financial statements for further information.

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

At December 31, 2025, we had $350.1 million of commitments to originate loans, comprised of $210.1 million of commitments under commercial loans and lines of credit (including $66.4 million of unadvanced portions of commercial construction loans), $78.3 million of commitments under home equity loans and lines of credit, $54.8 million of commitments to purchase residential mortgage loans, and $6.9 million of unfunded commitments under consumer lines of credit. In addition, at December 31, 2025, we had $27.4 million in standby letters of credit outstanding. See Note 14 in the Notes to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 2 in the Notes to the consolidated financial statements that appear in this Annual Report on Form 10-K for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk

This Item is not applicable, as the Company is a “smaller reporting company.”

ITEM 8.Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 1884)	76
Consolidated Statements of Condition as of December 31, 2025 and 2024	79
Consolidated Statements of Operations for the year ended December 31, 2025, six months ended December 31, 2024 and 2023 (2023 unaudited) and fiscal year ended June 30, 2024	80
Consolidated Statements of Comprehensive Income for the year ended December 31, 2025, six months ended December 31, 2024 and 2023 (2023 unaudited) and fiscal year ended June 30, 2024	81
Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2025, six months ended December 31, 2024 and fiscal year ended June 30, 2024	82
Consolidated Statements of Cash Flows for the year ended December 31, 2025, six months ended December 31, 2024 and 2023 (2023 unaudited) and fiscal year ended June 30, 2024	83
Notes to consolidated financial statements	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Pioneer Bancorp, Inc.

Albany, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Pioneer Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, the six months ended December 31, 2024 and the fiscal year ended June 30, 2024, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025, the six months ended December 31, 2024, and the fiscal year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated

As described in Notes 2 and 5 to the financial statements, the Company’s allowance for credit losses on loans of $25.3 million reflects management’s expected credit losses that exist in the loan portfolio of $1.67 billion as of December 31, 2025, which related entirely to loans evaluated on a collective basis (the collective ACL on loans). The ACL is measured on a collective (pooled) basis for segments of loans when similar risk characteristics are present. The Company uses a discounted cash flow methodology where the respective allowance for each segment is measured by comparing the amortized cost to the present value of modeled cash flows projected using a probability of default (PD), and loss given default (LGD) methodology. The Company uses PD regression models to develop the PD, and LGD models to develop the LGD, using historical credit loss experience for both the Company and selected peers with similar risk profiles.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the design and testing the operating effectiveness of management’s controls addressing:
o	Management’s development of the collective ACL on loans methodology, including continued use and appropriateness of the PD regression and LGD models, and evaluating the conceptual design of the models;
o	Management’s review of the relevance and reliability of data used in the models;
o	Management’s review over the Company’s judgments and assumptions used in the formulation of the qualitative factor framework and related adjustments; and
o	Management’s review over the collective ACL on loans results, trends, and ratios.
●	Substantively testing management’s process included:

o	Evaluating management's judgments and assumptions related to the selection of the models including evaluating the conceptual design of the models and the mathematical accuracy of the models;
o	Evaluating the relevance and reliability of data used in the models;
o	Evaluating the composition of the peer group selected by the Company and the methodology for making this determination;
o	Evaluating management’s judgments and assumptions used in the formulation of the qualitative factor framework, including the relevance and reliability of internal and external data used in their formulation;
o	Evaluating the relevance and reliability of the internal and external data used in the development of qualitative adjustments and the effect of those adjustments; and
o	Evaluating the selection and use of a third-party service organization and specialist in assisting with the collective ACL on loans.

We have served as the Company’s auditor since 2014.

/s/ Bonadio & Co., LLP

Pittsford, New York

March 12, 2026

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Cash and due from banks	$29,835	$25,650
Federal funds sold	2,800	3,644
Interest-earning deposits with banks	101,040	67,227
Cash and cash equivalents	133,675	96,521
Securities available for sale, at fair value	220,431	321,537
Securities held to maturity, net of allowance for credit losses of $452 at December 31, 2025 and $216 at December 31, 2024 (fair value of $40,175 at December 31, 2025 and $22,457 at December 31, 2024)	41,521	25,400
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	6,090	5,283
Loans receivable	1,671,560	1,456,329
Allowance for credit losses	(25,305)	(21,754)
Net loans receivable	1,646,255	1,434,575
Accrued interest receivable	8,889	7,937
Premises and equipment, net	35,576	35,480
Bank-owned life insurance	15,306	15,956
Goodwill	9,599	10,879
Other intangible assets, net	2,711	2,705
Other assets	30,631	23,457
Total assets	$2,150,684	$1,979,730

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$456,114	$454,296
Interest bearing deposits	1,283,064	1,131,887
Total deposits	1,739,178	1,586,183
Mortgagors’ escrow deposits	9,129	8,097
Borrowings from Federal Home Loan Bank of New York	50,000	40,000
Other liabilities	28,516	40,897
Total liabilities	1,826,823	1,675,177

Commitments and contingent liabilities – See Note 14

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2025 and December 31, 2024)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized 25,072,214 and 25,978,904 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	251	260
Additional paid in capital	115,400	114,113
Retained earnings	203,045	194,188
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(8,868)	(9,551)
Accumulated other comprehensive income	14,033	5,543
Total shareholders’ equity	323,861	304,553
Total liabilities and shareholders’ equity	$2,150,684	$1,979,730

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2025, the six months ended December 31, 2024 and 2023 (2023 unaudited) and the fiscal year ended June 30, 2024

(in thousands, except share and per share amounts)

	For the	For the		For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024
Interest and dividend income:
Loans	$91,639	$41,773	$34,255	$72,378
Securities	14,816	4,909	5,169	9,750
Interest-earning deposits with banks and other	3,075	2,150	2,218	6,188
Total interest and dividend income	109,530	48,832	41,642	88,316

Interest expense:
Deposits	28,135	12,973	9,042	20,672
Borrowings and other	2,247	389	617	1,131
Total interest expense	30,382	13,362	9,659	21,803
Net interest income	79,148	35,470	31,983	66,513
Provision for credit losses	3,695	220	1,870	2,700
Net interest income after provision for credit losses	75,453	35,250	30,113	63,813

Noninterest income:
Bank fees and service charges	5,965	2,954	2,944	5,877
Insurance and wealth management services	10,103	4,938	4,737	9,313
Net gain on equity securities	—	—	349	735
Net gain (loss) on securities available for sale transactions	—	165	(5,645)	(5,645)
Litigation-related income	—	—	5,950	5,950
Other	1,072	752	74	100
Total noninterest income	17,140	8,809	8,409	16,330

Noninterest expense:
Salaries and employee benefits	33,950	15,893	14,381	29,225
Net occupancy and equipment	7,620	4,915	3,732	7,461
Data processing	3,721	1,955	2,503	4,554
Advertising and marketing	1,011	478	353	729
Insurance premiums	993	498	465	913
Federal Deposit Insurance Corporation insurance premiums	914	476	532	1,090
Professional fees	8,765	3,891	5,430	11,070
Goodwill impairment loss	2,000	—	—	—
Other	7,130	3,542	2,803	5,692
Total noninterest expense	66,104	31,648	30,199	60,734
Income before income taxes	26,489	12,411	8,323	19,409
Income tax expense	6,202	2,811	1,712	4,149
Net income	$20,287	$9,600	$6,611	$15,260

Net earnings per common share:
Basic	$0.83	$0.38	$0.26	$0.61
Diluted	$0.83	$0.38	$0.26	$0.61

Weighted average shares outstanding – basic	24,471,179	25,011,322	25,201,205	25,193,848
Weighted average shares outstanding – diluted	24,566,658	25,098,384	25,201,205	25,223,114

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the year ended December 31, 2025, the six months ended December 31, 2024 and 2023 (2023 unaudited) and the fiscal year ended June 30, 2024

(dollars in thousands)

	For the	For the		For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024

Net income	$20,287	$9,600	$6,611	$15,260

Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	5,029	672	7,554	9,204
Reclassification adjustment for (gains) losses included in net income	—	(165)	5,645	5,645
	5,029	507	13,199	14,849
Tax expense	1,314	133	3,450	3,881
	3,715	374	9,749	10,968
Defined benefit plans:
Change in funded status of defined benefit plans	7,014	482	—	4,826
Reclassification adjustment for amortization of net actuarial gain	(548)	(175)	—	(30)
	6,466	307	—	4,796
Tax expense	1,691	80	—	1,254
	4,775	227	—	3,542
Total other comprehensive income	8,490	601	9,749	14,510
Comprehensive income	$28,777	$10,201	$16,360	$29,770

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the year ended December 31, 2025, six months ended December 31, 2024 and the fiscal year ended June 30, 2024

(dollars in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income (Loss)	Equity

Balance as of July 1, 2023	25,977,679	$260	$113,543	$173,038	$(10,573)	$(9,568)	$266,700

Cumulative effect of change in accounting principle - Current Expected Credit Losses (1)	—	—	—	507	—	—	507

Net income	—	—	—	15,260	—	—	15,260
Other comprehensive income	—	—	—	—	—	14,510	14,510
ESOP shares committed to be released (50,916 shares)	—	—	(209)	—	681	—	472
Stock-based compensation expense	—	—	154	—	—	—	154
Restricted stock awards granted	390,000	4	(4)	—	—	—	—
Repurchases of common stock	(106,386)	(1)	—	(1,074)	—	—	(1,075)
Balance as of June 30, 2024	26,261,293	$263	$113,484	$187,731	$(9,892)	$4,942	$296,528

Net income	—	—	—	9,600	—	—	9,600
Other comprehensive income	—	—	—	—	—	601	601
ESOP shares committed to be released (25,458 shares)	—	—	(58)	—	341	—	283
Stock-based compensation expense	—	—	687	—	—	—	687
Restricted stock awards granted	5,000	—	—	—	—	—	—
Repurchases of common stock	(287,389)	(3)	—	(3,143)	—	—	(3,146)
Balance as of December 31, 2024	25,978,904	$260	$114,113	$194,188	$(9,551)	$5,543	$304,553

Net income	—	—	—	20,287	—	—	20,287
Other comprehensive income	—	—	—	—	—	8,490	8,490
ESOP shares committed to be released (50,916 shares)	—	—	(56)	—	683	—	627
Stock-based compensation expense	—	—	1,267	—	—	—	1,267
Restricted stock awards granted, net of forfeitures	2,000	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	(12,300)	—	—	(145)	—	—	(145)
Stock options exercised, net	8,718	—	76	—	—	—	76
Repurchases of common stock	(905,108)	(9)	—	(11,285)	—	—	(11,294)
Balance as of December 31, 2025	25,072,214	$251	$115,400	$203,045	$(8,868)	$14,033	$323,861
(1)	Adoption of Accounting Standard Update 2016-13.

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2025, six months ended December 31, 2024 and 2023 (2023 unaudited) and the fiscal year ended June 30, 2024

(dollars in thousands)

	For the Year Ended	For the Six Months Ended		For the Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024

Cash flows from operating activities:
Net income	$20,287	$9,600	$6,611	$15,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,899	1,253	1,316	2,596
Provision for credit losses	3,695	220	1,870	2,700
Net accretion on securities	(4,664)	(1,345)	(820)	(1,863)
ESOP compensation	627	283	229	472
(Earnings) loss on bank-owned life insurance	(492)	53	124	313
Net gain on sale or write-down of other real estate owned	(65)	(35)	—	(55)
Proceeds from sale of loans	2,685	3,024	92	92
Net (gain) loss on sale of loans	(48)	(33)	8	9
Loss on sale, disposal or impairment of premises and equipment, net	4	1,199	—	288
Goodwill impairment loss	2,000	—	—	—
Gain on termination of finance lease, net	(11)	—	—	—
Net gain on equity securities	—	—	(349)	(735)
Net (gain) loss on securities available for sale transactions	—	(165)	5,645	5,645
Net gain on calls of securities held to maturity	(128)	—	—	—
Stock-based compensation expense	1,267	687	—	154
Deferred tax (benefit) expense	(2,235)	342	4	(188)
Increase in accrued interest receivable	(952)	(378)	(484)	(365)
(Increase) decrease in other assets	(2,275)	(1,418)	(1,214)	1,992
(Decrease) increase in other liabilities	(10,471)	3,560	(1,545)	(2,488)
Changes in operating leases	(6)	6	12	20
Net cash provided by operating activities	11,117	16,853	11,499	23,847

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	212,749	77,696	71,780	143,550
Proceeds from sales of securities available for sale	—	350	74,462	74,462
Purchases of securities available for sale	(101,950)	(140,157)	(26,597)	(32,687)
Proceeds from maturities and paydowns of securities held to maturity	20,782	2,414	1,958	2,651
Purchases of securities held to maturity	(37,010)	(2,678)	(1,801)	(4,054)
Proceeds from sales of equity securities	—	—	—	3,149
Net purchases of FHLBNY and FRBNY stock	(807)	(1,737)	(50)	(2,350)
Net increase in loans receivable	(218,558)	(93,473)	(119,033)	(200,057)
Purchases of premises and equipment	(2,317)	(753)	(534)	(838)
Proceeds from the sale of premises and equipment	—	2,250	—	—
Proceeds from bank-owned life insurance death benefit	1,142	—	—	—
Proceeds from sale of other real estate owned	660	188	—	106
Cash paid for acquisitions	(480)	—	(1,980)	(1,980)
Net cash used in investing activities	(125,789)	(155,900)	(1,795)	(18,048)

Cash flows from financing activities:
Net increase (decrease) in deposits	152,995	35,931	(19,756)	8,401
Net increase (decrease) in mortgagors’ escrow deposits	1,032	(1,604)	(618)	1,813
Proceeds from exercise of stock options	76	—	—	—
Proceeds from FHLBNY borrowings, net	10,000	40,000	—	—
Payments on acquisition contingent consideration	(750)	(750)	(124)	(124)
Repurchase of common stock	(11,294)	(3,146)	—	(1,075)
Purchase of employee restricted shares to fund statutory tax withholding	(145)	—	—	—
Repayment of finance lease liability	(88)	(53)	(50)	(102)
Net cash provided by (used in) financing activities	151,826	70,378	(20,548)	8,913

Net increase (decrease) in cash and cash equivalents	37,154	(68,669)	(10,844)	14,712
Cash and cash equivalents at beginning of period	96,521	165,190	150,478	150,478
Cash and cash equivalents at end of period	$133,675	$96,521	$139,634	$165,190

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$30,024	$13,356	$9,579	$21,751
Income taxes	$9,250	$2,700	$3,000	$5,000
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$595	$—	$51	$204
Acquisition contingent consideration payable	$720	$—	$1,499	$1,499
Right of use assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$26
Right of use assets obtained in exchange for new operating lease liabilities	$88	$—	$199	$199

See accompanying notes to consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2025, six months ended December 31, 2024 and 2023 (2023 unaudited) and the fiscal year ended June 30, 2024

1.       NATURE OF OPERATIONS

Nature of Operations

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiary is Pioneer Bank, National Association (the “Bank”). The Bank was a New York State chartered savings bank and following approval by the Office of the Comptroller of the Currency (“OCC”) converted to a national bank on April 1, 2024. The Bank’s wholly owned subsidiaries are Pioneer Insurance Agency, Inc. and Pioneer Financial Services, Inc. The Company’s wholly owned subsidiary Pioneer Capital Markets, Inc., is a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer focused on municipal bond trading and commenced operations on January 2, 2026.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, the Bank’s wholly owned subsidiaries, and Pioneer Capital Markets, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Securities Available for Sale, Securities Held to Maturity and Equity Securities

Management determines the appropriate classification of debt securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If debt securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt securities are classified as securities available for sale and reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive income (loss), a component of shareholders’ equity. All marketable equity securities are reported at fair value, with changes in fair value recognized through net income in the consolidated statements of operations. At December 31, 2025 and 2024 and during the year ended December 31, 2025, six months ended December 31, 2024 and fiscal year ended June 30, 2024, the Company did not hold any securities considered to be trading securities.

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

At December 31, 2025 and 2024, the Company had no loans held for sale.

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

Historical credit loss experience for the Company and peer losses by loan segments, provide a foundation for estimating an expected credit loss. The observed credit losses are converted to probability of default (“PD”) rate curves through the use of loss given default (“LGD”) risk factors that convert default rates to estimated loss for each loan segment. This is based on industry-level, observed relationships between the PD and LGD variables for each segment. The historical PD curves correspond to economic variables through historical economic cycles, which establishes a quantitative relationship between forecasted economic conditions and loan performance.

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

Other Real Estate Owned

Other real estate owned (“OREO”) is initially recorded at fair value of the asset acquired less an estimate of the costs to sell, establishing a new cost basis. Fair value of OREO is generally determined through independent appraisals. At the time of foreclosure or when the Company obtains legal title to the property, the excess, if any, of the recorded investment in the loan over the fair value of the asset received is charged to the allowance for credit losses on loans. Subsequent declines in the fair value of such assets, or increases in the estimated costs to sell the properties and net operating expenses of such assets, are charged directly to other expenses. OREO is included in other assets in the consolidated statements of condition.

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

Cash Reserve Requirement

The Company may be required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The Company had no reserve requirement at December 31, 2025 and 2024.

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

3.ACQUISITIONS

On October 28, 2025, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Brown Financial Management Group, LLC a wealth management firm in the Capital Region of New York. The Company paid $480,000 in cash and recorded $720,000 in contingent consideration payable to acquire the assets and recorded a $480,000 customer list intangible asset and goodwill in the amount of $720,000 in conjunction with the acquisition. The goodwill from the acquisition is expected to be deductible for tax purposes. No contingent consideration was paid during the year ended December 31, 2025. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s wealth management services activities.

On July 13, 2023, the Company, through its subsidiary, Pioneer Financial Services, Inc., completed the acquisition of certain assets of Hudson Financial LLC, a company engaged in the wealth management services business in the Hudson Valley Region of New York. The Company paid an aggregate of $2.0 million in cash and recorded $1.5 million in contingent consideration payable to acquire the assets and recorded a $1.4 million customer list intangible asset and goodwill in the amount of $2.1 million in conjunction with the acquisition. The goodwill from the acquisition is expected to be deductible for tax purposes. During the year ended December 31, 2025, contingent consideration of $750,000 was paid. During the six months ended December 31, 2024, contingent consideration of $750,000 was paid. No contingent consideration was paid during the fiscal year ended June 30, 2024. The effects of the acquired assets have been included in the consolidated financial statements since the acquisition date. The above referenced acquisition was made to expand the Company’s wealth management services activities.

4.        INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2025
U.S. Treasury	$54,483	$275	$(6)	$54,752
Mortgage-backed securities:
U.S. Government agency securities	36,743	384	(423)	36,704
Government-sponsored enterprises	38,955	828	—	39,783
Collateralized mortgage obligations:
U.S. Government agency securities	21,009	374	—	21,383
Government-sponsored enterprises	47,929	465	(104)	48,290
Municipal obligations	19,477	42	—	19,519
Total available for sale securities	$218,596	$2,368	$(533)	$220,431

December 31, 2024
U.S. Treasury	$217,412	$162	$(868)	$216,706
Mortgage-backed securities:
U.S. Government agency securities	20,517	—	(1,189)	19,328
Government-sponsored enterprises	17,522	—	(633)	16,889
Collateralized mortgage obligations:
U.S. Government agency securities	18,009	—	(461)	17,548
Government-sponsored enterprises	33,489	1	(249)	33,241
Municipal obligations	17,782	51	(8)	17,825
Total available for sale securities	$324,731	$214	$(3,408)	$321,537

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.2 million and $1.3 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statement of condition.

There was no allowance for credit losses for securities available for sale as of December 31, 2025 and 2024.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
December 31, 2025
Corporate debt securities	$39,637	648	(2,441)	$37,844	$452	$39,185
Municipal obligations	2,336	—	(5)	2,331	—	2,336
Total held to maturity securities	$41,973	$648	$(2,446)	$40,175	$452	$41,521

December 31, 2024
Corporate debt securities	$22,000	59	(3,181)	$18,878	$216	$21,784
Municipal obligations	3,616	—	(37)	3,579	—	3,616
Total held to maturity securities	$25,616	$59	$(3,218)	$22,457	$216	$25,400

Accrued interest receivable on held to maturity debt securities totaled $382,000 and $254,000 at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statement of condition.

The following tables present the activity in the allowance for credit losses on securities held-to-maturity (dollars in thousands):

	For the Year Ended December 31, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$216	$236	$—	$—	$452
Municipal obligations	—	—	—	—	—
Total	$216	$236	$—	$—	$452

	For the Fiscal Year Ended June 30, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$262	$—	$—	$262
Municipal obligations	—	—	—	—	—
Total allowance for credit losses on securities held to maturity	$—	$262	$—	$—	$262

	For the Six Months Ended December 31, 2024
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$262	$(46)	$—	$—	$216
Municipal obligations	—	—	—	—	—
Total	$262	$(46)	$—	$—	$216

	For the Six Months Ended December 31, 2023
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$—	$238	$—	$—	$238
Municipal obligations	—	—	—	—	—
Total	$—	$238	$—	$—	$238

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$—	$—	$4,994	$(6)	$4,994	$(6)
Mortgage-backed securities:
U.S. Government agency securities	—	—	18,183	(423)	18,183	(423)
Government-sponsored enterprises	—	—	—	—	—	—
Collateralized mortgage obligations:
U.S. Government agency securities	—	—	—	—	—	—
Government-sponsored enterprises	6,661	(11)	27,763	(93)	34,424	(104)
	$6,661	$(11)	$50,940	$(522)	$57,601	$(533)

Securities held to maturity:
Corporate debt securities	$2,483	$(17)	$10,326	$(2,424)	$12,809	$(2,441)
Municipal obligations	2,331	(5)	—	—	2,331	(5)
	$4,814	$(22)	$10,326	$(2,424)	$15,140	$(2,446)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$14,432	$(4)	$128,283	$(864)	$142,715	$(868)
Mortgage-backed securities:
U.S. Government agency securities	19,328	(1,189)	—	—	19,328	(1,189)
Government-sponsored enterprises	16,889	(633)	—	—	16,889	(633)
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	(461)	—	—	17,548	(461)
Government-sponsored enterprises	31,128	(248)	11	(1)	31,139	(249)
Municipal obligations	6,437	(8)	—	—	6,437	(8)
	$105,762	$(2,543)	$128,294	$(865)	$234,056	$(3,408)

Securities held to maturity:
Corporate debt securities	$—	$—	$16,819	$(3,181)	$16,819	$(3,181)
Municipal obligations	—	—	3,579	(37)	3,579	(37)
	$—	$—	$20,398	$(3,218)	$20,398	$(3,218)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of December 31, 2025 and 2024, which consisted of 16 and 52 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of December 31, 2025 and 2024, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of December 31, 2025 and 2024. There was no accrued interest reversed against interest income for the year ended December 31, 2025, six months ended December 31, 2024 and the fiscal year ended June 30, 2024, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of December 31, 2025 and 2024. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands).

	December 31, 2025
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$54,221	$54,366
Due after one to five years	33,053	33,191
Due after five to ten years	9,599	9,550
Due after ten years	121,723	123,324
	$218,596	$220,431

Securities held to maturity:
Due in one year or less	$2,148	$2,143
Due after one to five years	8,938	9,062
Due after five to ten years	30,887	28,970
	$41,973	$40,175

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities available for sale during the year ended December 31, 2025.  During the six months ended December 31, 2024, the Company received $350,000 in proceeds from the sale of securities available for sale, realizing net gains of $165,000. The realized net gains was comprised of $253,000 of gross gains and $88,000 of gross losses. During the fiscal year ended June 30, 2024, the Company received $74.5 million in proceeds from the sale of securities available for sale, realizing gross losses of $5.6 million.

There were no sales of securities held to maturity for the year ended December 31, 2025, the six months ended December 31, 2024 and the fiscal year ended June 30, 2024.

During the fiscal year ended June 30, 2024, the Company received $3.1 million in proceeds from the sale of equity securities.

As of December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of December 31, 2025 and 2024, the carrying value of available for sale securities pledged to secure FHLBNY advances and municipal deposits was $216.4 million and $313.6 million, respectively.

5.       NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Commercial:
Real estate	$466,449	$414,835
Commercial and industrial	124,895	108,474
Construction	169,724	130,959
Total commercial	761,068	654,268
Residential mortgages	793,657	689,569
Home equity loans and lines	97,629	94,928
Consumer	19,206	17,564
	1,671,560	1,456,329
Allowance for credit losses	(25,305)	(21,754)
Net loans receivable	$1,646,255	$1,434,575

Accrued interest receivable on loans totaled $7.4 million and $6.3 million at December 31, 2025 and 2024, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statements of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $11.7 million and $9.8 million at December 31, 2025 and 2024, respectively, and are included in net loans receivable.

The allowance for credit losses on loans is established through a provision for credit losses based on the results of life of loan quantitative models, reserves associated with collateral-dependent loans evaluated individually and adjustments for the impact of current economic conditions not accounted for in the quantitative models. The discounted cash flow methodology is used to calculate the CECL reserve for the commercial, residential mortgages, and home equity loans and lines of credit segments. The allowance for credit losses on loans estimate uses a four-quarter reasonable and supportable forecast period based on economic forecast from the Federal Open Market Committee (“FOMC”) of the Federal Reserve's projections of civilian unemployment and year-over-year U.S. GDP growth. The forecast will revert to long-term economic conditions over a four quarter reversion period on a straight-

line basis. A qualitative factor framework has been developed to adjust the quantitative loss rates for asset-specific risk characteristics or current conditions at the reporting date.

The following table presents the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Year Ended December 31, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,067	$2,694	$(96)	$44	$14,709
Residential mortgages	7,930	863	(4)	48	8,837
Home equity loans and lines of credit	1,185	(20)	(23)	12	1,154
Consumer	572	109	(109)	33	605
Allowance for credit losses - loans	21,754	3,646	(232)	137	25,305
Allowance for credit losses - off-balance sheet credit exposures	2,190	(187)	—	—	2,003
Total	$23,944	$3,459	$(232)	$137	$27,308

	For the Six Months Ended December 31, 2024

	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,504	(540)	(111)	214	$12,067
Residential mortgages	7,706	269	(45)	—	7,930
Home equity loans and lines of credit	1,244	(59)	—	—	1,185
Consumer	347	305	(100)	20	572
Allowance for credit losses - loans	21,801	(25)	(256)	234	21,754
Allowance for credit losses - off-balance sheet credit exposures	1,899	291	—	—	2,190
Total	$23,700	$266	$(256)	$234	$23,944

	For the Six Months Ended December 31, 2023
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	(1,307)	(5)	(345)	43	$12,674
Residential mortgages	6,222	(670)	1,418	—	—	6,970
Home equity loans and lines of credit	1,470	(265)	145	(12)	1	1,339
Consumer	489	(69)	17	(69)	11	379
Allowance for credit losses - loans	22,469	(2,311)	1,575	(426)	55	21,362
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	57	—	—	1,681
Total	$22,469	$(687)	$1,632	$(426)	$55	$23,043

	For the Fiscal Year Ended June 30, 2024
		Cumulative Effect
	Beginning	Adjustment for the				Ending
	Balance	Adoption of ASU 2016-13	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,288	(1,307)	(205)	(345)	73	$12,504
Residential mortgages	6,222	(670)	2,272	(118)	—	7,706
Home equity loans and lines of credit	1,470	(265)	48	(12)	3	1,244
Consumer	489	(69)	48	(135)	14	347
Allowance for credit losses - loans	22,469	(2,311)	2,163	(610)	90	21,801
Allowance for credit losses - off-balance sheet credit exposures	—	1,624	275	—	—	1,899
Total	$22,469	$(687)	$2,438	$(610)	$90	$23,700

The following table presents the balance in the allowance for credit losses and allowance for loan losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	December 31, 2025
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$123	$—	$—	$—	$123
Related to loans collectively evaluated	14,586	8,837	1,154	605	25,182
Ending balance	$14,709	$8,837	$1,154	$605	$25,305

Loans:
Individually evaluated	$6,074	$521	$—	$—	$6,595
Loans collectively evaluated	754,994	793,136	97,629	19,206	1,664,965
Ending balance	$761,068	$793,657	$97,629	$19,206	$1,671,560

	December 31, 2024
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$—	$—	$—	$—	$—
Related to loans collectively evaluated	12,067	7,930	1,185	572	21,754
Ending balance	$12,067	$7,930	$1,185	$572	$21,754

Loans:
Individually evaluated	$—	$1,541	$—	$—	$1,541
Loans collectively evaluated	654,268	688,028	94,928	17,564	1,454,788
Ending balance	$654,268	$689,569	$94,928	$17,564	$1,456,329

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on loans that were on nonaccrual status and cash-basis interest income for the year ended December 31, 2025, the six months ended December 31, 2024 and fiscal year ended June 30, 2024 was nominal.

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

For the Year Ended December 31, 2025
	Other	Total
	Payment	Class Segment
	Delay	of Loans
Commercial:
Real estate	$4,410	0.95%
Commercial and industrial	—	—%
Construction	—	—%
Residential mortgages	—	—%
Home equity loans and lines	—	—%
Consumer	—	—%
	$4,410	0.26%

The modifications to borrowers experiencing financial difficulty during the year ended December 31, 2025 provided partial payment deferrals for a weighted average of 0.3 years.

The Company closely monitors the performance of the loans that are modified. The loans that were modified during the prior twelve months preceding December 31, 2025 were all performing within their modified terms with no payment defaults.

At December 31, 2025, loans modified to borrowers experiencing financial difficulty were on non-accrual status. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

There were no modifications to loans where the borrower was considered to be experiencing financial difficulty for the six months ended December 31, 2024 and fiscal year ended June 30, 2024.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	December 31, 2025
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$6,074	$5,231	$6	$—
Commercial and industrial	3	—	—	—
Construction	—	—	—	—
Residential mortgages	3,860	521	—	—
Home equity loans and lines	1,307	—	—	—
Consumer	—	—	—	—
	$11,244	$5,752	$6	$—

	December 31, 2024
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$—	$—	$1	$—
Commercial and industrial	10	—	—	—
Construction	—	—	—	—
Residential mortgages	4,127	1,541	—	—
Home equity loans and lines	1,109	—	—	—
Consumer	—	—	—	—
	$5,246	$1,541	$1	$—

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

December 31, 2025
	Amortized Cost	Collateral Type
Commercial:
Real estate	$6,074	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	521	Residential real estate property
Home equity loans and lines	—
Consumer	—
$6,595

December 31, 2024
	Amortized Cost	Collateral Type
Commercial:
Real estate	$—
Commercial and industrial	—
Construction	—
Residential mortgages	1,541	Residential real estate property
Home equity loans and lines	—
Consumer	—
$1,541

The following table presents the aging of the recorded investment in loans by class of loans (dollars in thousands):

	December 31, 2025
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$1	$3	$6,080	$6,084	$460,365	$466,449
Commercial and industrial	23	—	—	23	124,872	124,895
Construction	—	—	—	—	169,724	169,724
Residential mortgages	—	2,322	471	2,793	790,864	793,657
Home equity loans and lines	660	216	392	1,268	96,361	97,629
Consumer	2,585	—	—	2,585	16,621	19,206
Total	$3,269	$2,541	$6,943	$12,753	$1,658,807	$1,671,560

	December 31, 2024
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$6,734	$—	$1	$6,735	$408,100	$414,835
Commercial and industrial	5	—	—	5	108,469	108,474
Construction	—	—	—	—	130,959	130,959
Residential mortgages	—	888	1,515	2,403	687,166	689,569
Home equity loans and lines	1,198	67	567	1,832	93,096	94,928
Consumer	7	6	—	13	17,551	17,564
Total	$7,944	$961	$2,083	$10,988	$1,445,341	$1,456,329

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
		2024					Loans	Loans
		Transition					Amortized	Converted
December 31, 2025	2025	Period	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$58,001	$13,931	$49,810	$43,497	$53,003	$221,781	$804	$—	$440,827
Special mention	—	—	—	451	—	5,571	—	—	6,022
Substandard	—	—	—	224	2,072	15,442	1,018	—	18,756
Doubtful	—	—	—	—	—	844	—	—	844
Total commercial real estate	$58,001	$13,931	$49,810	$44,172	$55,075	$243,638	$1,822	$—	$466,449

Current period gross charge-offs	$—	$—	$—	$—	$69	$—	$—	$—	$69

Commercial and industrial
Risk Rating
Pass	$31,169	$9,030	$12,433	$3,588	$2,533	$7,307	$55,233	$—	$121,293
Special mention	—	—	—	—	—	1,382	—	—	1,382
Substandard	—	—	—	—	12	2,130	3	—	2,145
Doubtful	—	—	—	—	—	75	—	—	75
Total commercial and industrial	$31,169	$9,030	$12,433	$3,588	$2,545	$10,894	$55,236	$—	$124,895

Current period gross charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27

Commercial construction
Risk Rating
Pass	$34,766	$49,481	$46,500	$5,237	$18,007	$15,733	$—	$—	$169,724
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$34,766	$49,481	$46,500	$5,237	$18,007	$15,733	$—	$—	$169,724

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$144,861	$88,510	$172,024	$179,426	$38,112	$166,745	$119	$—	$789,797
Non-performing	—	—	495	1,104	483	1,778	—	—	3,860
Total residential mortgages	$144,861	$88,510	$172,519	$180,530	$38,595	$168,523	$119	$—	$793,657

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$—	$4

Home equity loans and lines of credit
Performing	$2,791	$2,214	$5,178	$5,141	$8,088	$14,306	$56,032	$2,572	$96,322
Non-performing	—	—	—	—	—	135	1,172	—	1,307
Total home equity loans and lines of credit	$2,791	$2,214	$5,178	$5,141	$8,088	$14,441	$57,204	$2,572	$97,629

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Consumer
Performing	$1,595	$4,265	$3,317	$303	$25	$2,910	$6,791	$—	$19,206
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,595	$4,265	$3,317	$303	$25	$2,910	$6,791	$—	$19,206

Current period gross charge-offs	$98	$—	$—	$6	$4	$1	$—	$—	$109

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
	2024						Loans	Loans
	Transition						Amortized	Converted
December 31, 2024	Period	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$11,873	$33,387	$46,482	$54,961	$22,212	$223,547	$531	$—	$392,993
Special mention	—	—	—	—	—	4,918	—	—	4,918
Substandard	—	—	—	2,198	—	13,634	1,092	—	16,924
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$11,873	$33,387	$46,482	$57,159	$22,212	$242,099	$1,623	$—	$414,835

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$11,089	$13,794	$5,472	$4,377	$2,459	$9,354	$59,342	$—	$105,887
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	15	—	2,304	151	—	2,470
Doubtful	—	—	—	—	—	117	—	—	117
Total commercial and industrial	$11,089	$13,794	$5,472	$4,392	$2,459	$11,775	$59,493	$—	$108,474

Current period gross charge-offs	$—	$—	$—	$—	$21	$66	$24	$—	$111

Commercial construction
Risk Rating
Pass	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$19,210	$51,227	$8,814	$31,700	$17,582	$1,489	$937	$—	$130,959

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$71,164	$187,372	$198,502	$41,117	$54,754	$132,419	$114	$—	$685,442
Non-performing	—	—	1,140	516	—	2,471	—	—	4,127
Total residential mortgages	$71,164	$187,372	$199,642	$41,633	$54,754	$134,890	$114	$—	$689,569

Current period gross charge-offs	$—	$—	$41	$—	$—	$4	$—	$—	$45

Home equity loans and lines of credit
Performing	$2,465	$6,219	$5,949	8,955	$3,209	$13,561	$51,312	$2,149	$93,819
Non-performing	—	—	—	95	—	194	820	—	1,109
Total home equity loans and lines of credit	$2,465	$6,219	$5,949	$9,050	$3,209	$13,755	$52,132	$2,149	$94,928

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Performing	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,226	$5,249	$556	$73	$45	$3,222	$7,193	$—	$17,564

Current period gross charge-offs	$46	$15	$7	$3	$—	$29	$—	$—	$100

At December 31, 2025 and 2024, the Company had residential real estate loans in process of foreclosure of $377,000 and $948,000, respectively.

As of December 31, 2025 and 2024, the Company had pledged $777.1 million and $672.3 million, respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

At December 31, 2025 and 2024, loans to executive officers, directors, or to associates of such persons, as well as activity in such loans for the years then ended were immaterial as a percentage of total loans receivable.

The Company retains the servicing rights on certain mortgage loans sold, and may release the servicing rights on others. Total residential mortgage loans serviced by the Company for unrelated third parties were approximately $16.9 million and $15.7 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the unamortized balance of mortgage servicing rights on loans sold with servicing retained was approximately $157,000 and $140,000,  respectively. The estimated fair value of these mortgage servicing rights was in excess of their carrying value at December 31, 2025 and 2024, and therefore no valuation reserve was necessary. At December 31, 2025 and 2024, the Company held escrow funds in trust on loans serviced for others of $358,000 and $336,000, respectively.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At December 31, 2025, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $408.4 million, consisting of $204.2 million of interest rate swaps with commercial borrowers and $204.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At December 31, 2024, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $376.6 million, consisting of $188.3 million of interest rate swaps with commercial borrowers and $188.3 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

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

	December 31, 2025
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$7,919	$7,919
Less: master netting arrangements	(572)	(572)
Less: cash collateral applied	(6,480)	—
Net amount	$867	$7,347

	December 31, 2024
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$13,735	$13,735
Less: master netting arrangements	—	—
Less: cash collateral applied	(13,735)	—
Net amount	$—	$13,735

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At December 31, 2025, the Company had received $6.5 million and deposited none as collateral for swap agreements with third-party counterparties. At December 31, 2024, the Company had received $13.7 million and deposited none as collateral for swap agreements with third-party counterparties.

7.       PREMISES AND EQUIPMENT

Premises and equipment consists of the following (dollars in thousands):

	December 31,
	2025	2024
Land	$5,721	$5,721
Leaseholds and land improvements	2,659	2,878
Buildings	27,599	27,008
Furniture, fixtures, and equipment	16,992	15,686
Construction in progress	763	371
Accumulated depreciation and amortization	(22,198)	(21,016)
Premises and equipment, excluding ROU assets	31,536	30,648
ROU assets, net	4,040	4,832
Premises and equipment, net	$35,576	$35,480

Depreciation and amortization included in occupancy and equipment expense amounted to $1.9 million, $1.0 million and $1.0 million for the year ended December 31, 2025 and the six months ended December 31, 2024 and 2023, respectively, and $2.1 million for the fiscal year ended June 30, 2024, respectively. During the six months ended December 31, 2024, $466,000 in impairment expense related to branch renovation strategic initiatives and a $730,000 loss on the sale of a non-branch property were included in net occupancy and equipment expense. There was no such expense for the year ended December 31, 2025, the six months ended December 31, 2023, and the fiscal year ended June 30, 2024.

8.       GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in goodwill were as follows (dollars in thousands):

Balance, July 1, 2024	10,879
Acquired	—
Balance, December 31, 2024	10,879
Acquired	720
Impairment Charge	(2,000)
Balance, December 31, 2025	$9,599

During the year ended December 31, 2025 a $2.0 million impairment charge was recognized for goodwill related to Pioneer Insurance Agency based on the annual impairment testing performed during the three months ended

December 31, 2025. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

There were no impairment charges on goodwill or intangible assets for the six months ended December 31, 2024 and 2023 and for the fiscal years ended June 30, 2024.

Acquired other intangible assets were as follows (dollars in thousands):

	December 31,
	2025	2024
Customer relationship intangibles:
Gross carrying amount	$5,523	$5,042
Less: accumulated amortization	(2,899)	(2,455)
Net carrying amount	2,624	2,587
Weighted average remaining useful life (in years)	3.98	4.02

Core deposit intangibles:
Gross carrying amount	562	562
Less: accumulated amortization	(475)	(444)
Net carrying amount	87	118
Weighted average remaining useful life (in years)	2.06	2.39

Total other intangible assets:
Gross carrying amount	6,085	5,604
Less: accumulated amortization	(3,374)	(2,899)
Net carrying amount	$2,711	$2,705

Estimated amortization expense for the next five years is as follows (dollars in thousands):

Year ending December 31,
2026	$477
2027	426
2028	375
2029	325
2030	274

Aggregate amortization expense was $474,000 for the year ended December 31, 2025, $246,000 and $270,000 for the six months ended December 31, 2024 and 2023, respectively, and $534,000 for the fiscal year ended June 30, 2024, respectively.

9.       DEPOSITS

Deposit account balances are summarized as follows (dollars in thousands):

	December 31,
	2025	2024
Non-interest bearing demand accounts	$456,114	$454,296
Interest-bearing accounts:
Interest-bearing demand accounts	130,354	138,427
Savings accounts	249,733	260,178
Money market accounts	633,516	558,484
Time deposits	269,461	174,798
Total interest bearing accounts	1,283,064	1,131,887
Total deposits	$1,739,178	$1,586,183

Overdrawn demand deposit balances of $102,000 and $238,000 were reclassified as loan balances as of December 31, 2025 and 2024, respectively.

Time deposits outstanding that had balances of $250,000 and over amounted to approximately $27.4 million and $19.1 million at December 31, 2025 and 2024, respectively.

Scheduled maturities of time deposits for the next five years are as follows (dollars in thousands):

Year ending December 31,
2026	$263,783
2027	3,370
2028	895
2029	765
2030	648
$269,461

Deposits of related parties amounted to $1.4 million and $1.2 million at December 31, 2025 and 2024, respectively.

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

At December 31, 2025, the Company pledged approximately $777.1 million of residential mortgage, home equity and commercial loans as collateral for borrowings and stand-by letters of credit at the FHLBNY. At December 31, 2025, the maximum amount of funding available from the FHLBNY was $622.0 million, of which $50.0 million was utilized for borrowings and $245.0 million was utilized for irrevocable stand-by letters of credit issued to secure municipal deposits.

Borrowings outstanding at December 31, 2025 represented FHLBNY Advances of $50.0 million with a rate of 3.96% with an original maturity of one year or less.

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

At December 31, 2025 and 2024, the Company had an unsecured $20.0 million line of credit available with an unrelated financial institution; there were no outstanding draws on the line at December 31, 2025 and 2024.

11.     OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

Details About Accumulated Other					Affected Line Item in the Statement
Comprehensive Income Components					Where Net Income is Presented
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024
Unrealized gains/losses on securities (before tax):
Net (gains) losses included in net income	$—	$(165)	$5,645	$5,645	Net gain (loss) on securities available for sale transactions
Tax expense (benefit)	—	43	(1,475)	(1,475)	Income tax expense
Net of tax	—	(122)	4,170	4,170

Amortization of defined benefit plan items (before tax):
Net actuarial gain	(548)	(175)	—	(30)	Other noninterest expense
Tax benefit	144	46	—	8	Income tax expense
Net of tax	(404)	(129)	—	(22)
Total reclassification for the period, net of tax	$(404)	$(251)	$4,170	$4,148

The balances and changes in the components of accumulated other comprehensive income (loss), net of tax are as follows (dollars in thousands):

	For the Year Ended,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
December 31, 2025:
Accumulated other comprehensive income (loss) as of January 1, 2025	$(2,360)	$7,903	$5,543
Other comprehensive income before reclassifications	3,715	5,179	8,894
Amounts reclassified from accumulated other comprehensive income	—	(404)	(404)
Accumulated other comprehensive income as of December 31, 2025	$1,355	$12,678	$14,033

June 30, 2024:
Accumulated other comprehensive income (loss) as of July 1, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	6,798	3,564	10,362
Amounts reclassified from accumulated other comprehensive income	4,170	(22)	4,148
Accumulated other comprehensive income (loss) as of June 30, 2024	$(2,734)	$7,676	$4,942

	For the Six Months Ended December 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2024:
Accumulated other comprehensive income (loss) as of July l, 2024	$(2,734)	$7,676	$4,942
Other comprehensive income before reclassifications	496	356	852
Amounts reclassified from accumulated other comprehensive income	(122)	(129)	(251)
Accumulated other comprehensive income (loss) as of December 31, 2024	$(2,360)	$7,903	$5,543

2023:
Accumulated other comprehensive income (loss) as of July 1, 2023	$(13,702)	$4,134	$(9,568)
Other comprehensive income before reclassifications	5,579	—	5,579
Amounts reclassified from accumulated other comprehensive income	4,170	—	4,170
Accumulated other comprehensive income (loss) as of December 31, 2023	$(3,953)	$4,134	$181

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	Year Ended	Fiscal Year Ended
	December 31,	June 30,
	2025	2024
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$1,314	$2,406
Reclassification adjustment for losses included in net income	—	1,475
	1,314	3,881
Defined benefit plans:
Change in funded status	1,835	1,262
Reclassification adjustment for amortization of net actuarial gain	(144)	(8)
	1,691	1,254
	$3,005	$5,135

	For the Six Months Ended
	December 31,
	2024	2023
Unrealized gains on securities:
Unrealized holdings gains arising during the period	$176	$1,975
Reclassification adjustment for (gains) losses included in net income	(43)	1,475
	133	3,450
Defined benefit plans:
Change in funded status	126	—
Reclassification adjustment for amortization of net actuarial gain	(46)	—
	80	—
	$213	$3,450

12.     EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined benefit pension plan and a defined benefit post-retirement plan. Plan assets and obligations that determine the funded status are measured as of the end of the calendar year for December 31, 2025 and 2024.

Amounts recognized in the consolidated statement of condition related to the Company’s plans are as follows as of dates indicated (dollars in thousands):

	December 31,
	2025	2024
Other assets
Pension asset	$25,289	$18,498

Other liabilities
Accumulated post-retirement benefit obligation	$1,062	$1,177

Accumulated other comprehensive income, net of taxes
Pension plan	$(12,163)	$(7,446)
Post-retirement benefit plan	(515)	(457)
	$(12,678)	$(7,903)

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

The following table sets forth information on the Company’s defined benefit pension plan as of the dates indicated (dollars in thousands):

	December 31,
	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$40,870	$39,363
Service cost	1,203	589
Interest cost	2,282	1,139
Actuarial (gain) loss	(1,231)	654
Benefits paid	(2,289)	(875)
Projected benefit obligation at end of year	40,835	40,870

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	59,368	57,630
Actual return on plan assets	9,045	2,638
Benefits paid and actual expenses	(2,289)	(900)
Fair value of plan assets at end of year	66,124	59,368
Funded status of plan at end of year	$25,289	$18,498

The actuarial (gain) loss in the projected benefit obligation resulted primarily from actual demographic experience and changes to the discount rate.

Net periodic pension (income) cost included the following components (dollars in thousands):

	For the	For the		For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024
Service cost	$1,203	$589	$647	$1,235
Interest cost	2,282	1,139	920	2,033
Expected return on plan assets	(3,417)	(1,668)	(1,313)	(2,862)
Amortization of net actuarial gain	(472)	(141)	—	—
Net periodic pension (income) cost	$(404)	$(81)	$254	$406

The service cost component of the net periodic (income) cost is included in salaries and employee benefits and the interest cost, expected return on plan assets and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Amounts recognized in accumulated other comprehensive loss, before tax effect consist of net actuarial gains of $16.5 million and $10.1 million at December 31, 2025 and 2024, respectively.

The actuarial assumptions used in determining the present value of the projected benefit obligations and net periodic pension cost as of and for the dates indicated were as follows:

	December 31,
	2025	2024
Weighted average assumptions – benefit obligations
Discount rate	5.42%	5.67%
Annual rate of compensation increase	4.00%	4.00%

	December 31,		June 30,
	2025	2024	2024
Weighted average assumptions – net periodic benefit cost
Discount rate	5.67%	5.51%	5.23%
Annual rate of compensation increase	4.00%	4.00%	3.00%
Expected long-term rate of return on plan assets	6.00%	6.00%	5.75%

For the calendar year ended December 31, 2025, the six months period ended December 31, 2024 and the fiscal year ended June 30, 2024, the discount rate assumption used was the above median curve.

Accumulated Benefit Obligation

The accumulated benefit obligation (the actuarial present value of benefits, vested and nonvested, earned by employees based on current and past compensation levels) for the Company’s defined benefit pension plan totaled $35.8 million and $35.8 million as of December 31, 2025 and 2024, respectively.

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

Contributions

The Company is not required to make a cash contribution to the plan during the year ended December 31, 2026, but may elect to do so.

Estimated Future Benefit Payments

The benefit payments expected to be paid over the next ten years are as follows (dollars in thousands):

Year ending December 31,
2026	$2,980
2027	2,718
2028	2,887
2029	3,316
2030	3,186
Years 2031 – 2035	16,841

The Company’s pension plan asset allocation at the dates indicated, target allocation for 2025, and expected long-term rate of return by asset category are as follows:

		Percentage of		Weighted-
	Target	Plan Assets at		Average Expected
	Allocation	December 31,		Long-Term Rate
Asset Category	2025	2025	2024	of Return
Equity securities	65.0%	63.1%	62.3%	5.00 – 9.00%
Fixed income securities	35.0%	36.9%	37.7%	1.00 – 4.00%
Total		100.0%	100.0%

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

The fair values of the pension plan assets at the dates indicated, by asset category, are as follows (dollars in thousands):

		December 31, 2025
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$3,363	$3,363	$—	$—
Cohen & Steers Real Estate SECS I	1,938	1,938	—	—
Fidelity Capital & Income Fund	3,336	3,336	—	—
PIMCO Commodities Plus Strat Fd Inst	2,032	2,032	—	—
PIMCO Long Term Credit Bond Inst	9,676	9,676	—	—
PIMCO Low Duration Incm Fd I	2,676	2,676	—	—
Vanguard Developed Mkts Index Inst	8,944	8,944	—	—
Vanguard Growth Index Fund Instl	9,275	9,275	—	—
Vanguard Mid Cap Index Funds Admiral	4,568	4,568	—	—
Vanguard Small Cap I	3,968	3,968	—	—
Vanguard Value Index Instl Shares	9,437	9,437	—	—
Western Asset Core Bd Fd I	6,573	6,573	—	—
Cash	338	338	—	—
Total plan assets	$66,124	$66,124	$—	$—

		December 31, 2024
		Fair Value Measurements
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Mutual funds
American Funds New World R6	$2,932	$2,932	$—	$—
Cohen & Steers Real Estate SECS I	1,732	1,732	—	—
Fidelity Capital & Income Fund	2,995	2,995	—	—
PIMCO Commodities Plus Strat Fd Inst	1,845	1,845	—	—
PIMCO Long Term Credit Bond Inst	8,731	8,731	—	—
PIMCO Low Duration Incm Fd I	2,419	2,419	—	—
Vanguard Developed Mkts Index Inst	7,614	7,614	—	—
Vanguard Growth Index Fund Instl	8,315	8,315	—	—
Vanguard Mid Cap Index Funds Admiral	4,053	4,053	—	—
Vanguard Small Cap I	3,448	3,448	—	—
Vanguard Value Index Instl Shares	8,216	8,216	—	—
Western Asset Core Bd Fd I	5,952	5,952	—	—
Cash	1,116	1,116	—	—
Total plan assets	$59,368	$59,368	$—	$—

There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2025 and the six months period ended December 31, 2024.

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

The following table sets forth the plan’s funded status and amounts recognized in the Company’s consolidated financial statements at the dates indicated (dollars in thousands):

	December 31,
	2025	2024
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation at beginning of year	$1,177	$1,354
Service cost	16	8
Interest cost	64	32
Actuarial gain	(154)	(191)
Benefits paid	(41)	(26)
Accumulated benefit obligation at end of year	1,062	1,177

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	41	26
Benefits paid	(41)	(26)
Fair value of plan assets at end of year	—	—
Unfunded status at end of year	$(1,062)	$(1,177)

The increase in the actuarial gain in the accumulated benefit obligation resulted primarily from the decrease in the discount rate.

Net periodic post-retirement benefit cost included the following components (dollars in thousands):

	For the	For the		For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024
Service cost	$16	$8	$12	$19
Interest cost	64	32	38	72
Amortization of net actuarial gain	(76)	(34)	(20)	(30)
Net periodic post-retirement benefit cost	$4	$6	$30	$61

The service cost component of the net periodic post-retirement benefit cost is included in salaries and employee benefits and the interest cost and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Amounts recognized in accumulated other comprehensive loss, before tax effect, at the dates indicated, consist of (dollars in thousands):

	December 31,
	2025	2024
Net actuarial gain	$(697)	$(618)

The discount rates used in determining the accumulated post-retirement benefit obligation were 5.42% and 5.67% at December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025 and the six months ended December 31, 2024 the discount rate assumption used was the above median curve.

For measurement purposes, the medical care cost trend rate has no effect on the Company’s cost since the insurance premiums are a fixed amount (capped). However, increasing or decreasing the benefit cost cap for plan participants could have a significant impact on the accumulated benefit obligation and employer cost.

The projected benefit payments under the plan over the next ten years are as follows (dollars in thousands):

Year ending December 31,
2026	$69
2027	62
2028	57
2029	60
2030	65
Years 2031 – 2035	391

401(k) Plan

The Company maintains a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may contribute up to the maximum amount allowed under the Internal Revenue Code. The Company matches 100% on the first 1% of employee contributions and 50% on the next 5% after the employee has completed one year of service. The 401(k) plan contribution expense is included in salaries and employee benefits in the consolidated statements of operations and was approximately $655,000 and $498,000 for the year ended December 31, 2025 and the fiscal year ended June 30, 2024, respectively, and $238,000 and $216,000 for the six months ended December 31, 2024 and 2023, respectively.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2025 and 2024 was $10.1 million and $10.6 million, respectively. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of December 31,
	2025	2024
Allocated	256,381	219,921
Committed to be allocated	50,916	50,916
Unallocated	661,913	712,829
Total shares	969,210	983,666

Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2025 and the fiscal year ended June 30, 2024 was $627,000 and $472,000, respectively, and for the six months ended December 31, 2024 and 2023 was $283,000 and $229,000, respectively.

Deferred Compensation Plans

The Company has a Deferred Compensation Plan for directors and certain of its officers. Under the plan, participants can elect to defer all, or portion of their directors fees, or salaries and/or bonuses, and invest those funds in various investment fund options. At December 31, 2025 and 2024, the Company had an accrued benefit liability of $458,000 and $404,000, respectively included in other liabilities in the consolidated statements of condition. Changes in the accrued benefit liability equal the changes in the fair values of the invested assets, additional deferrals, less participant payments, if any.

13.     INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	For the	For the		For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024
Current tax expense	$8,437	$2,469	$1,708	$4,337
Deferred tax expense (benefit)	(2,235)	342	4	(188)
Total income tax expense	$6,202	$2,811	$1,712	$4,149

Income tax expense differs from the amount expected based on the federal income tax statutory rate due to the following (dollars in thousands):

	For the Year Ended		For the Six Months Ended				For the Fiscal Year Ended
	December 31,		December 31,				June 30,
	2025		2024		2023		2024
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income before tax at the federal tax rate	$5,563	21.0%	$2,606	21.0%	$1,748	21.0%	$4,076	21.0%
State expense, net of federal benefit	420	1.6%	234	1.9%	62	0.8%	232	1.2%
Goodwill impairment	420	1.6%	—	—%	—	—%	—	—%
Tax-exempt income	(183)	(0.7)%	(81)	(0.7)%	(134)	(1.6)%	(249)	(1.3)%
Bank-owned life insurance	(103)	(0.4)%	11	0.1%	26	0.3%	66	0.4%
Other, net	85	0.3%	41	0.3%	10	0.1%	24	0.1%
Total income tax expense	$6,202	23.4%	$2,811	22.6%	$1,712	20.6%	$4,149	21.4%

The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

	December 31,
	2025	2024
Deferred tax assets
Allowance for credit losses	$8,131	$7,002
Net operating loss carryforward	144	144
Post-retirement benefit obligations	482	492
Unrealized losses on securities available for sale	—	835
Deferred compensation	83	77
Lease liabilities	1,070	1,276
Other	922	748
Total deferred tax assets	10,832	10,574

Deferred tax liabilities
Depreciation	(1,420)	(1,420)
Net deferred loan origination costs	(644)	(637)
Prepaid pension	(2,426)	(2,315)
Prepaid expenses	(293)	(293)
Unfunded defined benefit and postretirement benefit plan assets	(4,487)	(2,797)
Unrealized gains on securities available for sale	(480)	—
ROU assets	(995)	(1,197)
Other	(1,137)	(2,198)
Total deferred tax liabilities	(11,882)	(10,857)
Net deferred tax liability at end of year	$(1,050)	$(283)

Net deferred tax (liability) asset as of December 31, 2025 and 2024 are included in other assets in the consolidated statements of condition.

Management determines the need for a deferred tax valuation allowance based upon the realizability of tax benefits from the reversal of temporary differences creating the deferred tax assets, as well as the amount of available open tax carrybacks, if any. As of December 31, 2025 and 2024, no valuation allowance was required.

For the year ended December 31, 2025 income taxes paid was $9.3 million, of which $8.0 million was paid related to federal income tax and $1.3 million was paid related to state of New York income tax.

For the year ended December 31, 2025 and fiscal year ended June 30, 2024, there were no amounts accrued and/or paid for interest and penalties.

For the six months ended December 31, 2024 and 2023, there were no amounts accrued and/or paid for interest and penalties.

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

A deferred tax liability has not been recognized with respect to the Federal base-year reserve of $9.3 million at December 31, 2025 and 2024, because the Company does not expect that this amount will become taxable in the foreseeable future. The unrecognized deferred tax liability with respect to the Federal base-year reserve was $2.4 million at December 31, 2025 and 2024. It is more likely than not that this liability will never be incurred because, as noted above, the Company does not expect to take any action in the future that would result in this liability being incurred.

The Company is subject to routine audits of its tax returns by the Internal Revenue Service and New York State Department of Taxation and Finance. The Company is no longer subject to examination by either taxing authority for years before calendar 2022.

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

	December 31, 2025
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$49,895	$300,183	$350,078
Standby letters of credit	—	27,398	27,398
	$49,895	$327,581	$377,476

	December 31, 2024
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$31,804	$285,464	$317,268
Standby letters of credit	—	22,552	22,552
	$31,804	$308,016	$339,820

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2% to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At December 31, 2025 and 2024, approximately $328.9 million and $304.0 million of adjustable rate residential mortgage loans had interest rate caps, respectively. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At December 31, 2025 and 2024, approximately $201,000 and $275,000 of the adjustable rate mortgage loans had conversion options, respectively.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At December 31, 2025, the Company had no loans held for sale. In addition, the Company has no loan commitments with borrowers at December 31, 2025 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At December 31, 2025, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses change over time, and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amount accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established. Excluding legal fees and expenses, litigation-related expense of $3.2 million was recognized for the year ended December 31, 2025, and no litigation-related expense recognized for the six months ended December 31, 2024 and the fiscal year ended June 30, 2024. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $38.8 million in excess of the accrued liability, if any, as of December 31, 2025. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible losses does not represent the Company’s maximum loss exposure.

Information is provided below regarding the nature of the matters and associated claimed damages. The Company and the Bank are defending each of these matters vigorously, dispute the assertions and claims in each of the matters noted below, and the Company believes that it and the Bank have substantial defenses, including affirmative defenses, counterclaims and crossclaims to the various allegations that have been asserted. In light of the significant judgment, variety of assumptions and uncertainties involved in the matters described below, some of which are beyond the Company’s control, and the large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters, or matters related to or resulting from the matters described below, could have an adverse material impact on the Company’s business, prospects, financial condition, results of operations, cash flows, or cause significant reputational harm and subject the Company to face civil litigation, significant fines, damage awards or other material regulatory consequences.

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

The ultimate timing and outcome of the proceedings described herein, involving the Company, or the Bank, cannot be predicted with any certainty. The Company’s and the Bank’s legal fees and expenses related to these actions are significant and are expected to continue being significant. The Bank does not expect to recognize any insurance recoveries in the future, as the applicable policy limits and deductibles have been exceeded.

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. Subsequently, Southwestern amended its complaint and added Granite Solutions Groupe, Inc. (“Granite Solutions”) as a plaintiff. The parties are asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, aiding and abetting conversion, and aiding and abetting fraud. The parties are seeking a monetary judgment of at least $39.0 million, allegedly comprised of compensatory damages in excess of $13.0 million, penalties and interest, treble damages, and punitive damages. The trial date is currently set for August 17, 2026.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On April 13, 2023, NatPay filed an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The trial date is currently set for August 17, 2026.

On January 20, 2022, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider filed an adversary proceeding complaint against the Pioneer Parties in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (“Bankruptcy Court”). Currently, the parties are litigating Cachet’s claims for conversion, unjust enrichment, and money had and received, which are the claims that remain following motion practice with respect to Cachet’s second amended complaint in 2024. Cachet seeks to recover approximately $8.5 million in alleged damages with respect to the remaining claims. This matter is currently in discovery.

On February 4, 2020, Berkshire Hills Bancorp Inc.’s wholly owned subsidiary Berkshire Bank (“Berkshire Bank”) filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Berkshire Bank’s participation interest in the commercial loan relationship to the Mann Entities. On December 16, 2025, the parties filed a stipulation discontinuing the action in its entirety with prejudice, in light of their entry into a confidential settlement resolving all claims and counterclaims asserted in the action.

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. Chemung asserts that the Bank breached the participation agreement between the Bank and Chemung, engaged in fraudulent activities, engaged in constructive fraud, and further asserts claims for breach of contract, unjust enrichment, and breach of the covenant of good faith and fair dealing arising out of the Bank’s recovery of settlement proceeds in connection with the Bank’s claims against outside auditors for alleged professional malpractice in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries for the fiscal years 2010 to 2018. The complaint seeks to recover approximately $4.6 million and additional damages. This matter is currently in discovery.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties wrongfully converted certain tax funds belonging to AXH, were unjustly enriched by the wrongful taking of tax funds belonging to AXH and were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. On December 7, 2025, the Court entered an order staying the action pending the outcome of the anticipated trial in the Southwestern Payroll and NatPay matters described above.

On May 14, 2021, the Bank filed a verified petition for a hearing, pursuant to 21 U.S.C. § 853(n)(2), to adjudicate the validity of the Bank’s interest in approximately $14.9 million in cash and securities forfeited by Michael Mann pursuant to a preliminary order of forfeiture in a proceeding in the United States District Court for the Northern District of New York. The Bank’s petition alleges that it has a valid security interest in the forfeited property, and that the forfeited property should thus be turned over to the Bank.

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

Historically, the Bank was regulated by the New York State Department of Financial Services (the “NYSDFS”), and as such, NYSDFS took certain investigatory actions with respect to the Bank’s practices associated with the Mann Parties. As of April 1, 2024, the Bank converted from a New York chartered savings bank to a national bank, with the approval of the Office of the Comptroller of the Currency (the “OCC”). The OCC has now assumed the regulatory oversight responsibilities previously held by NYSDFS.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		December 31, 2025 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$54,752	$54,752	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	36,704	—	36,704	—
Government-sponsored enterprises	39,783	—	39,783	—
Collateralized mortgage obligations:
U.S. Government agency securities	21,383	—	21,383	—
Government-sponsored enterprises	48,290	—	48,290	—
Municipal obligations	19,519	—	19,519	—
Total available for sale securities	220,431	54,752	165,679	—
Derivative assets (1)	7,919	—	7,919	—
Total	$228,350	$54,752	$173,598	$—

Liabilities:
Derivative liabilities (1)	$7,919	$—	$7,919	$—
Total	$7,919	$—	$7,919	$—

		Fair Value Measurements at
		December 31, 2024 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$216,706	$216,706	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	19,328	—	19,328	—
Government-sponsored enterprises	16,889	—	16,889	—
Collateralized mortgage obligations:
U.S. Government agency securities	17,548	—	17,548	—
Government-sponsored enterprises	33,241	—	33,241	—
Municipal obligations	17,825	—	17,825	—
Total available for sale securities	321,537	216,706	104,831	—
Derivative assets (1)	13,735	—	13,735	—
Total	$335,272	$216,706	$118,566	$—

Liabilities:
Derivative liabilities (1)	$13,735	$—	$13,735	$—
Total	$13,735	$—	$13,735	$—

(1)	Additional information regarding the impact of offsetting cash collateral can be found in Note 6 – Derivatives.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

Fair Value Measurements Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Individually evaluated loans:
Commercial loans	$721	$—	$—	$721

Loans individually evaluated for credit losses where the amortized cost was adjusted to fair value had a carrying amount of $844,000 with a valuation allowance of $123,000 resulting in an estimated fair value of $721,000 as of December 31, 2025. There were no loans individually evaluated for credit losses where the amortized cost was adjusted to fair value as of December 31, 2024.

The Company had no other real estate owned at December 31, 2025 and 2024. There were no write-downs for the calendar year ended December 31, 2025, the six months ended December 31, 2024 and 2023 and the fiscal year ended June 30, 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
December 31, 2025
Individually evaluated loans:
Commercial loans	$721	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not identifiable.
(2)	Estimated selling costs.

The fair value of individually evaluated loans is based on the fair value of the collateral. Individually evaluated loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. There were no changes in valuation techniques used during the year ended December 31, 2025.

The carrying and estimated fair values of financial assets and liabilities as of the dates indicated were as follows (dollars in thousands):

	December 31, 2025
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$133,675	$133,675	$133,675		$—		$—
Securities available for sale	220,431	220,431	54,752		165,679		—
Securities held to maturity	41,521	40,175	—		40,175		—
FHLBNY and FRBNY stock	6,090	6,090	—		6,090		—
Net loans receivable	1,646,255	1,622,637	—		—		1,622,637
Accrued interest receivable	8,889	8,889	—		8,889		—
Derivative assets (1)	7,919	7,919	—		7,919		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,469,717	$1,469,717	$—		$1,469,717		$—
Time deposits	269,461	268,924	—		268,924		—
Mortgagors’ escrow deposits	9,129	9,129	—		9,129		—
FHLB advances	50,000	49,995	—		49,995		—
Derivative liabilities (1)	7,919	7,919	—		7,919		—

	December 31, 2024
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$96,521	$96,521	$96,521		$—		$—
Securities available for sale	321,537	321,537	216,706		104,831		—
Securities held to maturity	25,400	22,457	—		22,457		—
FHLBNY and FRBNY stock	5,283	5,283	—		5,283		—
Net loans receivable	1,434,575	1,373,719	—		—		1,373,719
Accrued interest receivable	7,937	7,937	—		7,937		—
Derivative assets (1)	13,735	13,735	—		13,735		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,411,385	$1,411,385	$—		$1,411,385		$—
Time deposits	174,798	173,881	—		173,881		—
Mortgagors’ escrow deposits	8,097	8,097	—		8,097		—
FHLB advances	40,000	39,995	—		39,995		—
Derivative liabilities (1)	13,735	13,735	—		13,735		—

(1)	Additional information regarding the impact of offsetting cash collateral can be found in Note 6 – Derivatives.

Short-Term Financial Instruments

The fair value of certain financial instruments are estimated to approximate their carrying amounts because the remaining term to maturity or period to repricing of the financial instrument is less than ninety days. Such financial instruments include cash and cash equivalents, accrued interest receivable and payable and mortgagor’s escrow deposits.

Securities

Fair values of securities available for sale and securities held to maturity securities are determined as outlined earlier in this footnote.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and common equity Tier 1, Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under Basel III rules, banks must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The required capital conservation buffer is 2.50% for 2025 and 2024.

As of December 31, 2025 and 2024, the Bank met all capital adequacy requirements which it was subject to. Further, the most recent OCC and FDIC notifications categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following table (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of December 31, 2025

Tier 1 (leverage) capital	$240,647	11.53%	$83,492	4.00%	N/A	N/A	$104,365	5.00%
Risk-based capital
Common Tier 1	$240,647	16.30%	$66,441	4.50%	$103,353	7.00%	$95,970	6.50%
Tier 1	$240,647	16.30%	$88,588	6.00%	$125,500	8.50%	$118,117	8.00%
Total	$259,218	17.56%	$118,117	8.00%	$155,029	10.50%	$147,647	10.00%

As of December 31, 2024

Tier 1 (leverage) capital	$231,140	12.07%	$76,623	4.00%	N/A	N/A	$95,779	5.00%
Risk-based capital
Common Tier 1	$231,140	17.99%	$57,833	4.50%	$89,962	7.00%	$83,536	6.50%
Tier 1	$231,140	17.99%	$77,110	6.00%	$109,240	8.50%	$102,814	8.00%
Total	$247,305	19.24%	$102,814	8.00%	$134,943	10.50%	$128,517	10.00%

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

	For the	For the		For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024

	(Dollars in thousands)
Noninterest Income
In scope
Insurance services	$2,561	$1,486	1,732	$3,031
Wealth management services	7,542	3,452	3,005	6,282
Service charges on deposit accounts	2,456	1,286	1,250	2,427
Card services income	2,796	1,437	1,464	2,843
Other	459	736	206	370
Noninterest income in scope	15,814	8,397	7,657	14,953

Noninterest income out of scope	1,326	412	752	1,377

Total noninterest income	$17,140	$8,809	$8,409	$16,330

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

The following tables include quantitative data related to the Company’s operating and finance leases:

	December 31,
	2025	2024

	(In thousands, except weighted-average information)
Right of use assets:
Finance leases	$420	$480
Operating leases	3,620	4,352
	$4,040	$4,832
Lease liabilities:
Finance leases	$530	$596
Operating leases	3,891	4,640
	$4,421	$5,236

Other information:
Weighted-average remaining lease term for finance leases (in years)	86.4	77.8
Weighted-average remaining lease term for operating leases (in years)	12.8	13.2
Weighted-average discount rate for finance leases	5.99%	5.87%
Weighted-average discount rate for operating leases	4.26%	3.96%

	For the Year Ended	For the Six Months Ended		For the Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024

	(Dollars in thousands)
Lease expense:
Finance lease expense
Amortization of ROU assets	$82	$52	$49	$101
Interest on lease liabilities	32	16	16	32
Operating lease expense	597	325	321	647
Variable lease expense	648	118	119	241
Total	$1,359	$511	$505	$1,021

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases (i.e. interest)	$32	$1	$1	$32
Finance cash flows from finance leases (i.e. principal portion)	$88	$53	$50	$102
Operating cash flows from operating leases	$603	$319	$309	$627
ROU assets obtained in exchange for new finance lease liabilities	$—	$—	$—	$26
ROU assets obtained in exchange for new operating lease liabilities	$88	$—	$199	$199

During the year ended December 31, 2025 the Company modified operating leases due to a change in the lease term. The modifications resulted in a decrease in the ROU asset and operating lease liability of $355,000 during the year ended December 31, 2025.

During the six months ended December 31, 2024 the Company modified an operating lease due to a change in the lease term. The modification resulted in a decrease in the ROU asset and operating lease liability of $792,000 during the six months ended December 31, 2024.

Maturities of finance and operating lease liabilities are as follows:

	Finance leases	Operating leases

	(Dollars in thousands)
Within the twelve months ended December 31,
2026	$36	$569
2027	36	484
2028	36	421
2029	30	341
2030	30	346
Thereafter	2,520	2,913
Total undiscounted cash flows	2,688	5,074
Less: present value discount	(2,158)	(1,183)
Total lease liabilities	$530	$3,891

19.         STOCK-BASED COMPENSATION

In May 2021, the Company adopted the Pioneer Bancorp, Inc. 2020 Equity Incentive Plan (the “Stock Plan”). Under the terms of the Stock Plan, equity-based awards are granted to directors and employees to better align the interests of its employees and directors with those of the stockholders. Stock options and restricted stock awards granted typically vest over a period of five years. The total number of shares of the Company common stock authorized for issuance under the plan is 1,782,068 shares. At December 31, 2025, there were 542,068 shares available to be granted. There were no shares issued under the Stock Plan prior to the year ended June 30, 2024.

Stock Options

Stock options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a five-year period unless forfeited prior to vesting in accordance with the term of the award.

The following table summarizes information about stock option activity for the year ended December 31, 2025.

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Life (in years)	(000)'s
Outstanding at January 1, 2025	840,000	$9.42
Granted	65,000	$13.63
Exercised	(10,500)	$9.39
Forfeited	(62,000)	$9.39
Outstanding at December 31, 2025	832,500	$9.75	8.50	$3,105
Vested at period-end	157,500	$9.42	8.39	$639
Expected to vest	675,000	$9.83	8.52	$2,466

The following is the schedule of stock options granted under the Stock Plan by exercise price range.

	Exercise Price Ranges
	$9.39	$11.77 to $12.62	$14.46	Total
Outstanding at December 31, 2025
Number of Stock Options Outstanding	757,500	35,000	40,000	832,500
Weighted-Average Remaining Contractual Life (in years)	8.38	9.26	9.95	8.50
Weighted-Average Exercise Price	$9.39	$12.15	$14.46	$9.75

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

The following is the schedule of other information on stock options granted.

	During the year ended	During the six months ended	During the fiscal year ended
	December 31, 2025	December 31, 2024	June 30, 2024
Weighted average grant date information
Stock options granted	65,000	10,000	830,000
Fair value of options granted	$5.21	$4.69	$3.85
Fair value assumptions:
Expected volatility	29.06%	30.19%	31.34%
Dividend yield	-%	-%	-%
Risk free interest rate	3.93%	4.18%	4.31%
Expected lives (in years)	6.50	6.50	6.50

Amount expensed during the period (in thousands)	$589	$320	$72
Compensation costs for non-vested awards not yet recognized (in thousands)	$2,362	$2,851	$3,124
Weighted average expected vesting period, in years	1.96	2.40	2.89
Proceeds from stock options exercised (in thousands)	$76	$-	$-
Tax benefits related to stock options exercised (in thousands)	$-	$-	$-
Intrinsic value of stock options exercised (in thousands)	$45	$-	$-

Restricted Stock

Granted restricted stock awards gives the recipient the right to receive shares of Company stock upon vesting. The fair value of each restricted stock award is the market value of the Company stock on the date of the grant. Generally the restricted stock awards vest over a five-year period unless forfeited prior to vesting in accordance with the term of the award.

The following table summarizes information about restricted stock activity for the year ended December 31, 2025.

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested at January 1, 2025	395,000	$9.42
Granted	30,000	$13.74
Vested	(79,000)	$9.42
Forfeited	(28,000)	$9.39
Non-vested at December 31, 2025	318,000	$9.83

The following table presents information on the amounts expensed related to restricted stock awarded pursuant to the Stock Plan for the year ended December 31, 2025.

Amount expensed during the year (in thousands)	$678
Compensation costs for non-vested awards not yet recognized (in thousands)	$2,744
Weighted average expected vesting period, in years	1.96

20.     EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share (in thousands, except for share and per share amounts):

	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$20,287	$9,600	$6,611	$15,260

Average number of common shares outstanding	25,158,550	25,736,880	25,977,679	25,951,228
Less: Average unallocated ESOP shares	687,371	725,558	776,474	757,380
Weighted-average number of common shares outstanding - basic	24,471,179	25,011,322	25,201,205	25,193,848
Add: Effect of dilutive stock options and restricted stock	95,479	87,062	—	29,266
Weighted-average number of common shares outstanding - diluted	24,566,658	25,098,384	25,201,205	25,223,114

Net earnings per common share:
Basic	$0.83	$0.38	$0.26	$0.61
Diluted	$0.83	$0.38	$0.26	$0.61

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were approximately 75,000 for the year ended December 31, 2025, 840,000 for the six months ended December 31, 2024 and 830,000 for the fiscal year ended June 30, 2024. There were no anti-dilutive shares for the six months ended December 31, 2023. Additional information regarding stock options and restricted stock awards can be found within Note 19 – Stock-Based Compensation.

21.     CONDENSED FINANCIAL STATEMENTS OF PIONEER BANCORP, INC.

The following condensed financial statements summarize the financial position and the results of operations and cash flows of Pioneer Bancorp, Inc. as of and for the dates indicated.

Pioneer Bancorp, Inc.
Condensed Statements of Condition
(in thousands)
	As of December 31,
	2025	2024
Assets
Cash and cash equivalents	$30,759	$44,052
Investment in subsidiary	283,511	250,267
Loan receivable	10,143	10,596
Other assets	21	6
Total assets	$324,434	$304,921

Liabilities and Shareholders’ Equity
Total liabilities	$573	$368
Total shareholders’ equity	323,861	304,553
Total liabilities and shareholders’ equity	$324,434	$304,921

Pioneer Bancorp, Inc.
Condensed Statements of Operations
(in thousands)
	For the	For the		For the
	Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024
Income
Interest-earning assets	$1,943	$941	$444	$930
Total income	1,943	941	444	930

Operating Expenses
Other	216	130	116	192
Total operating expenses	216	130	116	192

Income before tax expense and equity in undistributed net income of subsidiary	1,727	811	328	738
Income tax expense	461	217	88	198
Income before equity in undistributed net income of subsidiary	1,266	594	240	540
Equity in undistributed net income of subsidiary	19,021	9,006	6,371	14,720
Net income	$20,287	$9,600	$6,611	$15,260

Pioneer Bancorp, Inc.
Condensed Statements of Cash Flow
(in thousands)
	For the	For the		For the
	Calendar Year Ended	Six Months Ended		Fiscal Year Ended
	December 31,	December 31,		June 30,
	2025	2024	2023	2024
Cash flow from operating activities:
Net income	$20,287	$9,600	$6,611	$15,260

Adjustments to reconcile net income to cash provided by operating activities:
Undistributed income of subsidiary	(19,021)	(9,006)	(6,371)	(14,720)
Net (increase) decrease in other assets	(15)	532	367	200
Net increase in other liabilities	205	357	184	11
Net cash provided by operating activities	1,456	1,483	791	751

Cash flow from investing activities:
Decrease in loan receivable	453	387	393	393
Investment in subsidiaries	(5,050)	—	—	—
Net cash provided by investing activities	(4,597)	387	393	393

Cash flow from financing activities:
Repurchase of common stock	(11,294)	(3,146)	—	(1,075)
Proceeds from exercise of options, net	76	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	(145)	—	—	—
Other	1,211	629	(113)	(55)
Net cash used in financing activities	(10,152)	(2,517)	(113)	(1,130)
Net (decrease) increase in cash and cash equivalents	(13,293)	(647)	1,071	14
Cash and cash equivalents at beginning of year	44,052	44,699	44,685	44,685
Cash and cash equivalents at end of year	$30,759	$44,052	$45,756	$44,699

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2025, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the “2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on this assessment, management concludes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

Bonadio & Co., LLP, our independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2025 which are included in this Annual Report on Form 10-K, and has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The Report of the Independent Registered Public Accounting Firm that attests to the effectiveness of internal control over financial reporting is included under Item 8 “Financial Statements and Supplementary Data” in Part II of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

The information contained under the sections captioned “Proposal I – Election of Directors” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2025 is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the section captioned “Proposal I – Election of Directors – Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          Securities Authorized for issuance under Stock-Based Compensation Plans

The following table presents certain information regarding our Equity Compensation Plan in effect as of December 31, 2025.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted average	remaining available for
Plan	outstanding options and rights	exercise price	issuance under plan
Equity compensation plans approved by stockholders	832,500	9.75	542,068
Equity compensations plans not approved by stockholders	-	-	-
Total	832,500	9.75	542,068

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

(A)   Report of Independent Registered Public Accounting Firm

(B)   Consolidated Statements of Condition - at December 31, 2025 and 2024

(C)   Consolidated Statements of Operations – Year ended December 31, 2025, Six months ended December 31, 2024 and 2023 (2023 unaudited) and Fiscal Year ended June 30, 2024

(D)   Consolidated Statements of Comprehensive Income – Year ended December 31, 2025, Six months ended December 31, 2024 and 2023 (2023 unaudited) and Fiscal Year ended June 30, 2024

(E)   Consolidated Statements of Changes in Shareholders’ Equity – Year ended December 31, 2025, Six months ended December 31, 2024 and Fiscal Year ended June 30, 2024

(F)   Consolidated Statements of Cash Flows – Year ended December 31, 2025, Six months ended December 31, 2024 and 2023 (2023 unaudited) and Fiscal Year ended June 30, 2024

(G)   Notes to the Consolidated Financial Statements

(a)(2)     Financial Statement Schedules

None.

(a)(3)     Exhibits (* documents filed or furnished with this report)

3.1

Articles of Incorporation of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

3.2

Amended and Restated Bylaws of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-38991), filed with the Securities and Exchange Commission on October 18, 2024)

4.1

Form of Common Stock Certificate of Pioneer Bancorp, Inc. (incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

4.6

Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on December 10, 2019)

10.1

Employment Agreement by and between Pioneer Bank and Thomas L. Amell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.2

Settlement Agreement and Mutual General Release by and between Pioneer Bank and the TBC Parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed with the Securities and Exchange Commission on February 13, 2024 (File No. 001-38991))

10.3

Change in Control Agreement by and between Pioneer Bank and Jesse Tomczak (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.4

Change in Control Agreement by and between Pioneer Bank and Patrick J. Hughes (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on July 17, 2019)+

10.5

Pioneer Bancorp, Inc. Targeted Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on December 16, 2025)+

10.6

Pioneer Bank Board of Trustees and Executive Employees Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)+

10.7

Purchase Agreement by and between Pioneer Savings Bank and Homestead Funding Corp. (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Pioneer Bancorp, Inc. (File No. 333-230208), initially filed with the Securities and Exchange Commission on March 12, 2019)

10.8

Pioneer Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 5, 2021 (file no. 001-38991))+

10.9

Form of restricted stock award agreement (incorporated by reference to Exhibit 10.2 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

10.10

Form of incentive stock award agreement (incorporated by reference to Exhibit 10.3 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

10.11

Form of non-qualified stock option award agreement (incorporated by reference to Exhibit 10.4 to the Form S-8 of Pioneer Bancorp Inc. (File No. 333-279590), initially filed with the Securities and Exchange Commission on May 21, 2024)

19

Insider Trading Policy (incorporated by reference to Exhibit 19 to the Transition Report on Form 10-KT of Pioneer Bancorp, Inc. (File No. 001-38991) filed with the Securities and Exchange Commission on March 12, 2025)

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

PIONEER BANCORP, INC.

Date: March 12, 2026	By:	/s/ Thomas L. Amell
Thomas L. Amell
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas L. Amell	President, Chief Executive Officer	March 12, 2026
Thomas L. Amell	and Director (Principal Executive
Officer)

/s/ Patrick J. Hughes	Executive Vice President and	March 12, 2026
Patrick J. Hughes	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Dr. James K. Reed	Chairman of the Board	March 12, 2026
Dr. James K. Reed

/s/ Eileen Bagnoli	Director	March 12, 2026
Eileen Bagnoli

/s/ Stacey Hengsterman	Director	March 12, 2026
Stacey Hengsterman

/s/ Shaun Mahoney	Director	March 12, 2026
Shaun Mahoney

/s/ Edward Reinfurt	Director	March 12, 2026
Edward Reinfurt

/s/ Charles Seifert	Director	March 12, 2026
Charles Seifert