Form 10-Q
period 2026-03-31
Pioneer Bancorp, Inc./MD
filed 2026-05-11
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026 there were 25,076,801 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$26,936	$29,835
Federal funds sold	12,242	2,800
Interest-earning deposits with banks	117,759	101,040
Cash and cash equivalents	156,937	133,675
Securities available for sale, at fair value	200,894	220,431
Securities held to maturity, net of allowance for credit losses of $486 at March 31, 2026 and $452 at December 31, 2025 (fair value of $43,394 at March 31, 2026 and $40,175 at December 31, 2025)	44,396	41,521
Trading securities, at fair value	8,087	—
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	4,040	6,090
Loans receivable	1,726,970	1,671,560
Allowance for credit losses	(26,012)	(25,305)
Net loans receivable	1,700,958	1,646,255
Accrued interest receivable	9,506	8,889
Premises and equipment, net	36,092	35,576
Bank-owned life insurance	15,312	15,306
Goodwill	9,599	9,599
Other intangible assets, net	2,587	2,711
Other assets	32,594	30,631
Total assets	$2,221,002	$2,150,684

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$477,962	$456,114
Interest bearing deposits	1,374,357	1,283,064
Total deposits	1,852,319	1,739,178
Mortgagors’ escrow deposits	7,292	9,129
Borrowings from Federal Home Loan Bank of New York	—	50,000
Other liabilities	32,806	28,516
Total liabilities	1,892,417	1,826,823

Commitments and contingent liabilities – See Note 9

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and December 31, 2025)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized 25,076,801 and 25,072,214 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	251	251
Additional paid in capital	115,816	115,400
Retained earnings	208,335	203,045
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(8,698)	(8,868)
Accumulated other comprehensive income	12,881	14,033
Total shareholders’ equity	328,585	323,861
Total liabilities and shareholders’ equity	$2,221,002	$2,150,684

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended
	March 31,
	2026	2025
Interest and dividend income:
Loans	$24,411	$21,170
Securities	3,008	3,781
Interest-earning deposits with banks and other	953	897
Total interest and dividend income	28,372	25,848

Interest expense:
Deposits	7,352	6,418
Borrowings and other	273	347
Total interest expense	7,625	6,765
Net interest income	20,747	19,083
Provision for credit losses	780	800
Net interest income after provision for credit losses	19,967	18,283

Noninterest income:
Bank fees and service charges	1,465	1,364
Insurance and wealth management services	2,471	2,326
Other	(76)	35
Total noninterest income	3,860	3,725

Noninterest expense:
Salaries and employee benefits	8,744	8,294
Net occupancy and equipment	2,043	1,948
Data processing	1,030	844
Advertising and marketing	204	243
Insurance premiums	240	251
Federal Deposit Insurance Corporation insurance premiums	238	225
Professional fees	4,651	1,935
Other	971	851
Total noninterest expense	18,121	14,591
Income before income taxes	5,706	7,417
Income tax expense	416	1,654
Net income	$5,290	$5,763

Net earnings per common share:
Basic	$0.22	$0.23
Diluted	$0.22	$0.23

Weighted average shares outstanding – basic	24,101,429	24,812,752
Weighted average shares outstanding – diluted	24,342,965	24,937,030

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025

Net income	$5,290	$5,763

Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(1,252)	2,112
Tax (benefit) expense	(327)	553
	(925)	1,559
Defined benefit plans:
Change in funded status of defined benefit plans	—	—
Reclassification adjustment for amortization of net actuarial gain	(307)	(137)
	(307)	(137)
Tax benefit	(80)	(36)
	(227)	(101)
Total other comprehensive (loss) income	(1,152)	1,458
Comprehensive income	$4,138	$7,221

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income (Loss)	Equity

Balance as of January 1, 2026	25,072,214	$251	$115,400	$203,045	$(8,868)	$14,033	$323,861
Net income	—	—	—	5,290	—	—	5,290
Other comprehensive loss	—	—	—	—	—	(1,152)	(1,152)
ESOP shares committed to be released (12,729 shares)	—	—	9	—	170	—	179
Stock-based compensation expense	—	—	360	—	—	—	360
Stock options exercised	5,000	—	47	—	—	—	47
Repurchases of common stock	(413)	—	—	—	—	—	—
Balance as of March 31, 2026	25,076,801	$251	$115,816	$208,335	$(8,698)	$12,881	$328,585

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2025	25,978,904	$260	$114,113	$194,188	(9,551)	$5,543	$304,553
Net income	—	—	—	5,763	—	—	5,763
Other comprehensive income	—	—	—	—	—	1,458	1,458
ESOP shares committed to be released (12,729 shares)	—	—	(23)	—	171	—	148
Stock-based compensation expense	—	—	351	—	—	—	351
Restricted stock awards granted	5,000	—	—	—	—	—	—
Repurchases of common stock	(130,813)	(2)	—	(1,570)	—	—	(1,572)
Balance as of March 31, 2025	25,853,091	$258	$114,441	$198,381	$(9,380)	$7,001	$310,701

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net income	$5,290	$5,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	608	583
Provision for credit losses	780	800
Net accretion on securities	(814)	(1,187)
ESOP compensation	179	148
(Earnings) loss on bank-owned life insurance	(6)	30
Loss on sale or disposal of premises and equipment, net	—	4
Gain on termination of finance lease, net	(2)	—
Stock-based compensation expense	360	351
Deferred tax benefit	(1,455)	(389)
Increase in trading securities	(8,087)	—
Increase in accrued interest receivable	(617)	(442)
(Increase) decrease in other assets	(303)	680
Increase (decrease) in other liabilities	3,895	(9,868)
Changes in operating leases	11	1
Net cash used in operating activities	(161)	(3,526)

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	26,099	61,589
Purchases of securities available for sale	(7,000)	(47,783)
Proceeds from maturities and paydowns of securities held to maturity	91	3,145
Purchases of securities held to maturity	(3,000)	(9,241)
Net purchases of FHLBNY and FRBNY stock	2,050	1,675
Net increase in loans receivable	(55,531)	(53,672)
Purchases of premises and equipment	(636)	(1,365)
Net cash used in investing activities	(37,927)	(45,652)

Cash flows from financing activities:
Net increase in deposits	113,141	135,464
Net decrease in mortgagors’ escrow deposits	(1,837)	(1,589)
Proceeds from exercise of stock options	47	—
Repayment of FHLBNY borrowings, net	(50,000)	(40,000)
Repurchase of common stock	—	(1,572)
Repayment of finance lease liability	(1)	(20)
Net cash provided by financing activities	61,350	92,283

Net increase in cash and cash equivalents	23,262	43,105
Cash and cash equivalents at beginning of period	133,675	96,521
Cash and cash equivalents at end of period	$156,937	$139,626

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,968	$6,819
Income taxes	$—	$—
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$80	$—
Right of use assets obtained in exchange for new finance lease liabilities	$—	$—
Right of use assets obtained in exchange for new operating lease liabilities	$572	$—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

1.NATURE OF OPERATIONS

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiaries are Pioneer Bank, National Association (the “Bank”) and Pioneer Capital Markets, Inc.

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

The interim financial data as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2026 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2025.

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

Segment Reporting

The Company’s reportable segments are determined by the Chief Executive Officer, who is designated as the chief operating decision maker, based on information provided about the Company’s products and services offered. The Company’s operations are primarily in the community banking industry and includes retail and commercial banking services. The Company also sells commercial and consumer insurance products and employee benefit products and services through Pioneer Insurance Agency, Inc., provides wealth management services through Pioneer Financial

Services, Inc. and operates a broker-dealer Pioneer Capital Markets, Inc. focused on municipal bond trading. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses that information to review performance of various components of the business. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis along with monitoring budget to actual results are used in assessing performance. The financial information used for performance assessment by the chief operating decision maker is the same as the financial information included in the consolidated statements of condition and consolidated statements of operations.

Impact of Recent Accounting Pronouncements

In November 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-08—Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the gross-up approach under CECL beyond purchased credit-deteriorated assets to include certain purchased seasoned loans. Under the amendments, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned,” as defined in the ASU, are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. The ASU also clarifies that any difference between the unpaid principal balance and the grossed-up basis is a non-credit discount or premium, which is to be accreted or amortized into interest income over the term of the loan. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The amendments are to be applied prospectively. The Company is evaluating the impact this will have on the consolidated financial statements.

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

3.ACQUISITIONS

Targeted Lending Co., LLC

On April 24, 2026, the Bank completed the acquisition of 100% of the membership interests of Targeted Lending Co., LLC (“Targeted Lending”), an independent equipment financing company with approximately $120 million of loans on its balance sheet.

The all-cash transaction is valued at approximately $140 million in enterprise value, subject to potential adjustments for performance-based earn-out over a three-year period. The aggregate consideration for Targeted Lending consisted of a base purchase price of approximately $54 million, subject to a customary post-closing purchase price adjustment mechanism based on the final determination of closing indebtedness of Targeted Lending and transaction expenses. In connection with the transaction, the Bank also repaid approximately $88 million in then-outstanding credit facility indebtedness of Targeted Lending. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the post-closing adjustment amount and will disclose the preliminary allocation of consideration or other information required by Accounting Standard Codification 805, Business Combinations, in the second quarter of 2026. The signing and closing of the transaction occurred simultaneously on April 24, 2026.

Targeted Lending, as a wholly owned subsidiary of the Bank, will operate as the newly formed Specialty Financing division, expanding the Bank’s commercial lending capabilities and extending the Bank’s reach into nationwide equipment finance markets. Targeted Lending through its originator-centric equipment finance platform provides financing solutions for essential, income-producing equipment, offering loans to small and mid-sized businesses across diverse industries.

Other Acqusitions

On April 20, 2026, the Company, through its subsidiary Pioneer Insurance Agency, Inc., completed the acquisitions of certain assets of Reiser Consulting Group, Inc. of Albany, NY and Wyndham Benefits, LLC of Ballston Spa, NY. The Company paid an aggregate of $1.2 million in cash and recorded $645,000 in contingent consideration payable to acquire the assets. The acquisitions of Reiser Consulting Group, Inc. and Wyndham Benefits, LLC were made to expand the Company’s employee benefit products and services.

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2026
U.S. Treasury	$44,738	$134	$(13)	$44,859
Mortgage-backed securities:
U.S. Government agency securities	35,999	340	(569)	35,770
Government-sponsored enterprises	38,010	519	(23)	38,506
Collateralized mortgage obligations:
U.S. Government agency securities	20,603	101	(98)	20,606
Government-sponsored enterprises	46,818	252	(64)	47,006
Municipal obligations	14,143	10	(6)	14,147
Total available for sale securities	$200,311	$1,356	$(773)	$200,894

December 31, 2025
U.S. Treasury	$54,483	$275	$(6)	$54,752
Mortgage-backed securities:
U.S. Government agency securities	36,743	384	(423)	36,704
Government-sponsored enterprises	38,955	828	—	39,783
Collateralized mortgage obligations:
U.S. Government agency securities	21,009	374	—	21,383
Government-sponsored enterprises	47,929	465	(104)	48,290
Municipal obligations	19,477	42	—	19,519
Total available for sale securities	$218,596	$2,368	$(533)	$220,431

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.1 million at March 31, 2026 and $1.2 million at December 31, 2025, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statements of condition.

There was no allowance for credit losses for securities available for sale as of March 31, 2026 and December 31, 2025.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
March 31, 2026
Corporate debt securities	$42,634	478	(1,960)	$41,152	$486	$42,148
Municipal obligations	2,248	—	(6)	2,242	—	2,248
Total held to maturity securities	$44,882	$478	$(1,966)	$43,394	$486	$44,396

December 31, 2025
Corporate debt securities	$39,637	648	(2,441)	$37,844	$452	$39,185
Municipal obligations	2,336	—	(5)	2,331	—	2,336
Total held to maturity securities	$41,973	$648	$(2,446)	$40,175	$452	$41,521

Accrued interest receivable on held to maturity debt securities totaled $771,000 and $382,000 at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statements of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of March 31, 2026 and December 31, 2025.

The following tables present the activity in the allowance for credit losses on securities held to maturity (dollars in thousands):

	For the Three Months Ended March 31, 2026
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$452	$34	$—	$—	$486
Municipal obligations	—	—	—	—	—
Total	$452	$34	$—	$—	$486

	For the Three Months Ended March 31, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$216	$59	$—	$—	$275
Municipal obligations	—	—	—	—	—
Total	$216	$59	$—	$—	$275

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$5,037	$(13)	$—	$—	$5,037	$(13)
Mortgage-backed securities:
U.S. Government agency securities	—	—	17,594	(569)	17,594	(569)
Government-sponsored enterprises	—	—	10,141	(23)	10,141	(23)
Collateralized mortgage obligations:
U.S. Government agency securities	4,743	(22)	4,931	(76)	9,674	(98)
Government-sponsored enterprises	—	—	33,639	(64)	33,639	(64)
Municipal obligations	1,994	(6)	—	—	1,994	(6)
	$11,774	$(41)	$66,305	$(732)	$78,079	$(773)

Securities held to maturity:
Corporate debt securities	$9,349	$(651)	$14,540	$(1,309)	$23,889	$(1,960)
Municipal obligations	2,242	(6)	—	—	2,242	(6)
	$11,591	$(657)	$14,540	$(1,309)	$26,131	$(1,966)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$—	$—	$4,994	$(6)	$4,994	$(6)
Mortgage-backed securities:
U.S. Government agency securities	—	—	18,183	(423)	18,183	(423)
Government-sponsored enterprises	—	—	—	—	—	—
Collateralized mortgage obligations:
U.S. Government agency securities	—	—	—	—	—	—
Government-sponsored enterprises	6,661	(11)	27,763	(93)	34,424	(104)
Municipal obligations	—	—	—	—	—	—
	$6,661	$(11)	$50,940	$(522)	$57,601	$(533)

Securities held to maturity:
Corporate debt securities	$2,483	$(17)	$10,326	$(2,424)	$12,809	$(2,441)
Municipal obligations	2,331	(5)	—	—	2,331	(5)
	$4,814	$(22)	$10,326	$(2,424)	$15,140	$(2,446)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, which consisted of 22 and 16 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of March 31, 2026 and December 31, 2025, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of March 31, 2026 and December 31, 2025. There was no accrued interest reversed against interest income for the three months ended March 31, 2026 and 2025, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of March 31, 2026 and December 31, 2025. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	March 31, 2026
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$45,307	$45,429
Due after one to five years	26,864	26,840
Due after five to ten years	9,545	9,525
Due after ten years	118,595	119,100
	$200,311	$200,894

Securities held to maturity:
Due in one year or less	$2,060	$2,054
Due after one to five years	8,938	9,065
Due after five to ten years	33,884	32,275
	$44,882	$43,394

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities available for sale for the three months ended March 31, 2026 and 2025.

There were no sales of securities held to maturity for the three months ended March 31, 2026 and 2025.

The following table sets forth information with regard to gains and (losses) on trading securities reported in other noninterest income on the consolidated statement of operations:

For the
Three Months Ended
March 31,
2026
Net loss recognized during the period on trading securities	$(180)
Less: Net losses recognized during the period on trading securities sold during the period	(145)
Unrealized losses recognized during reporting period on trading securities still held at reporting date	$(35)

At March 31, 2026, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of March 31, 2026 and December 31, 2025, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $196.0 million and $216.4 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Commercial:
Real estate	$457,908	$466,449
Commercial and industrial	130,267	124,895
Construction	201,366	169,724
Total commercial	789,541	761,068
Residential mortgages	820,775	793,657
Home equity loans and lines	97,492	97,629
Consumer	19,162	19,206
	1,726,970	1,671,560
Allowance for credit losses	(26,012)	(25,305)
Net loans receivable	$1,700,958	$1,646,255

Accrued interest receivable on loans totaled $7.6 million and $7.4 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statements of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $12.0 million and $11.7 million at March 31, 2026 and December 31, 2025, respectively, and are included in net loans receivable.

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

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended March 31, 2026
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,709	460	$(70)	$33	$15,132
Residential mortgages	8,837	291	—	3	9,131
Home equity loans and lines of credit	1,154	(1)	—	—	1,153
Consumer	605	(1)	(13)	5	596
Allowance for credit losses - loans	25,305	749	(83)	41	26,012
Allowance for credit losses - off-balance sheet credit exposures	2,003	(3)	—	—	2,000
Total	$27,308	$746	$(83)	$41	$28,012

	For the Three Months Ended March 31, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,067	568	$—	$6	$12,641
Residential mortgages	7,930	321	(4)	29	8,276
Home equity loans and lines of credit	1,185	(8)	(23)	—	1,154
Consumer	572	190	(29)	6	739
Allowance for credit losses - loans	21,754	1,071	(56)	41	22,810
Allowance for credit losses - off-balance sheet credit exposures	2,190	(330)	—	—	1,860
Total	$23,944	$741	$(56)	$41	$24,670

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	March 31, 2026
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$199	$—	$—	$—	$199
Related to loans collectively evaluated	14,933	9,131	1,153	596	25,813
Ending balance	$15,132	$9,131	$1,153	$596	$26,012

Loans:
Individually evaluated	$3,433	$1,101	$—	$—	$4,534
Loans collectively evaluated	786,108	819,674	97,492	19,162	1,722,436
Ending balance	$789,541	$820,775	$97,492	$19,162	$1,726,970

	December 31, 2025
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$123	$—	$—	$—	$123
Related to loans collectively evaluated	14,586	8,837	1,154	605	25,182
Ending balance	$14,709	$8,837	$1,154	$605	$25,305

Loans:
Individually evaluated	$6,074	$521	$—	$—	$6,595
Loans collectively evaluated	754,994	793,136	97,629	19,206	1,664,965
Ending balance	$761,068	$793,657	$97,629	$19,206	$1,671,560

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three months ended March 31, 2026 and 2025 was immaterial.

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

There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the three months ended March 31, 2026 and 2025.

The Company closely monitors the performance of the loans that are modified. The loans that were modified during the prior twelve months preceding March 31, 2026 were all performing within their modified terms with no payment defaults.

At March 31, 2026, loans modified to borrowers experiencing financial difficulty were on non-accrual status. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	March 31, 2026
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$3,433	$2,592	$1	$—
Commercial and industrial	1	—	—	—
Construction	—	—	—	—
Residential mortgages	4,311	1,101	—	—
Home equity loans and lines	1,162	—	—	—
Consumer	—	—	—	—
	$8,907	$3,693	$1	$—

	December 31, 2025
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$6,074	$5,231	$6	$—
Commercial and industrial	3	—	—	—
Construction	—	—	—	—
Residential mortgages	3,860	521	—	—
Home equity loans and lines	1,307	—	—	—
Consumer	—	—	—	—
	$11,244	$5,752	$6	$—

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

March 31, 2026
	Amortized Cost	Collateral Type
Commercial:
Real estate	$3,433	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	1,101	Residential real estate property
Home equity loans and lines	—
Consumer	—
$4,534

December 31, 2025
	Amortized Cost	Collateral Type
Commercial:
Real estate	$6,074	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	521	Residential real estate property
Home equity loans and lines	—
Consumer	—
$6,595

The following tables present the aging of the recorded investment in loans by class of loans (dollars in thousands):

	March 31, 2026
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$2	$—	$3,434	$3,436	$454,472	$457,908
Commercial and industrial	670	19	—	689	129,578	130,267
Construction	1,000	—	—	1,000	200,366	201,366
Residential mortgages	1,657	1,219	99	2,975	817,800	820,775
Home equity loans and lines	1,018	125	33	1,176	96,316	97,492
Consumer	18	40	—	58	19,104	19,162
Total	$4,365	$1,403	$3,566	$9,334	$1,717,636	$1,726,970

	December 31, 2025
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$1	$3	$6,080	$6,084	$460,365	$466,449
Commercial and industrial	23	—	—	23	124,872	124,895
Construction	—	—	—	—	169,724	169,724
Residential mortgages	—	2,322	471	2,793	790,864	793,657
Home equity loans and lines	660	216	392	1,268	96,361	97,629
Consumer	2,585	—	—	2,585	16,621	19,206
Total	$3,269	$2,541	$6,943	$12,753	$1,658,807	$1,671,560

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year								Revolving	Revolving
			2024						Loans	Loans
			Transition						Amortized	Converted
March 31, 2026	2026	2025	Period	2024	2023		Prior		Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$13,196	$56,591	$13,855	$49,652		$40,031		$273,729	$836	$—	$447,890
Special mention	—	—	—	—		447		712	—	—	1,159
Substandard	—	—	—	—		222		7,345	451	—	8,018
Doubtful	—	—	—	—		—		841	—	—	841
Total commercial real estate	$13,196	$56,591	$13,855	$49,652		$40,700		$282,627	$1,287	$—	$457,908

Current period gross charge-offs	$—	$—	$—	$—	$			$—	$—	$—	$—

Commercial and industrial
Risk Rating
Pass	$1,323	$29,328	$8,677	$10,947		$3,214		$9,258	$63,939	$—	$126,686
Special mention	—	—	—	—		—		—	—	—	—
Substandard	—	—	—	—		—		3,496	16	—	3,512
Doubtful	—	—	—	—		—		69	—	—	69
Total commercial and industrial	$1,323	$29,328	$8,677	$10,947		$3,214		$12,823	$63,955	$—	$130,267

Current period gross charge-offs	$—	$—	$—	$70		$—	$		$—	$—	$70

Commercial construction
Risk Rating
Pass	$18,629	$41,735	$54,478	$48,375		$5,113		$33,036	$—	$—	$201,366
Special mention	—	—	—	—		—		—	—	—	—
Substandard	—	—	—	—		—		—	—	—	—
Doubtful	—	—	—	—		—		—	—	—	—
Total commercial construction	$18,629	$41,735	$54,478	$48,375		$5,113		$33,036	$—	$—	$201,366

Current period gross charge-offs	$—	$—	$—	$—		$—		$—	$—	$—	$—

Residential mortgages
Performing	$11,861	$176,809	$86,737	$165,023		$176,029		$199,889	$116	$—	$816,464
Non-performing	—	—		493		1,663		2,155	—	—	4,311
Total residential mortgages	$11,861	$176,809	$86,737	$165,516		$177,692		$202,044	$116	$—	$820,775

Current period gross charge-offs	$—	$—	$—	$—		$—		$—	$—	$—	$—

Home equity loans and lines of credit
Performing	$211	$2,755	$2,172	$4,686		$4,960		$21,189	$57,868	$2,489	$96,330
Non-performing	—	—	—	—		—		126	1,036	—	1,162
Total home equity loans and lines of credit	$211	$2,755	$2,172	$4,686		$4,960		$21,315	$58,904	$2,489	$97,492

Current period gross charge-offs	$—	$—	$—	$—		$—	$		$—	$—	$—

Consumer
Performing	$261	$1,582	$4,036	$3,106		$246		$2,883	$7,048	$—	$19,162
Non-performing	—	—	—	—		—		—	—	—	—
Total consumer	$261	$1,582	$4,036	$3,106		$246		$2,883	$7,048	$—	$19,162

Current period gross charge-offs	$13	$—	$—	$—		$—		$—	$—	$—	$13

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
		2024					Loans	Loans
		Transition					Amortized	Converted
December 31, 2025	2025	Period	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$58,001	$13,931	$49,810	$43,497	$53,003	$221,781	$804	$—	$440,827
Special mention	—	—	—	451	—	5,571	—	—	6,022
Substandard	—	—	—	224	2,072	15,442	1,018	—	18,756
Doubtful	—	—	—	—	—	844	—	—	844
Total commercial real estate	$58,001	$13,931	$49,810	$44,172	$55,075	$243,638	$1,822	$—	$466,449

Current period gross charge-offs	$—	$—	$—	$—	$69	$—	$—	$—	$69

Commercial and industrial
Risk Rating
Pass	$31,169	$9,030	$12,433	$3,588	$2,533	$7,307	$55,233	$—	$121,293
Special mention	—	—	—	—	—	1,382	—	—	1,382
Substandard	—	—	—	—	12	2,130	3	—	2,145
Doubtful	—	—	—	—	—	75	—	—	75
Total commercial and industrial	$31,169	$9,030	$12,433	$3,588	$2,545	$10,894	$55,236	$—	$124,895

Current period gross charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27

Commercial construction
Risk Rating
Pass	$34,766	$49,481	$46,500	$5,237	$18,007	$15,733	$—	$—	$169,724
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$34,766	$49,481	$46,500	$5,237	$18,007	$15,733	$—	$—	$169,724

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$144,861	$88,510	$172,024	$179,426	$38,112	$166,745	$119	$—	$789,797
Non-performing	—	—	495	1,104	483	1,778	—	—	3,860
Total residential mortgages	$144,861	$88,510	$172,519	$180,530	$38,595	$168,523	$119	$—	$793,657

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$—	$4

Home equity loans and lines of credit
Performing	$2,791	$2,214	$5,178	$5,141	$8,088	$14,306	$56,032	$2,572	$96,322
Non-performing	—	—	—	—	—	135	1,172	—	1,307
Total home equity loans and lines of credit	$2,791	$2,214	$5,178	$5,141	$8,088	$14,441	$57,204	$2,572	$97,629

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Consumer
Performing	$1,595	$4,265	$3,317	$303	$25	$2,910	$6,791	$—	$19,206
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,595	$4,265	$3,317	$303	$25	$2,910	$6,791	$—	$19,206

Current period gross charge-offs	$98	$—	$—	$6	$4	$1	$—	$—	$109

As of March 31, 2026 and December 31, 2025, the Company had pledged $807.0 million and $777.1 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At March 31, 2026, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $412.8 million, consisting of $206.4 million of interest rate swaps with commercial borrowers and $206.4 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At December 31, 2025, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $408.4 million, consisting of $204.2 million of interest rate swaps with commercial borrowers and $204.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. Derivative assets and derivative liabilities with the same counterparty are presented on a net basis when master netting agreements are in place. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	March 31, 2026
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$8,092	$8,092
Less: master netting arrangements	(430)	(430)
Less: cash collateral applied	(7,231)	—
Net amount	$431	$7,662

	December 31, 2025
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$7,919	$7,919
Less: master netting arrangements	(572)	(572)
Less: cash collateral applied	(6,480)	—
Net amount	$867	$7,347

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At March 31, 2026, the Company had received $7.2 million and deposited none as collateral for swap agreements with third-party counterparties. At December 31, 2025, the Company had received $6.5 million and deposited none as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

Details About Accumulated Other			Affected Line Item in the Statement
Comprehensive (Loss) Income Components			Where Net Income is Presented
	Three Months Ended
	March 31,
	2026	2025
Amortization of defined benefit plan items (before tax):
Net actuarial gain	$(307)	$(137)	Other noninterest expense
Tax benefit	80	36	Income tax expense
Net of tax	(227)	(101)
Total reclassification for the period, net of tax	$(227)	$(101)

The balances and changes in the components of accumulated other comprehensive income, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended,
	March 31,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2026:
Accumulated other comprehensive income as of January 1, 2026	$1,355	$12,678	$14,033
Other comprehensive loss before reclassifications	(925)	—	(925)
Amounts reclassified from accumulated other comprehensive income	—	(227)	(227)
Accumulated other comprehensive income as of March 31, 2026	$430	$12,451	$12,881

2025:
Accumulated other comprehensive income (loss) as of January 1, 2025	$(2,360)	$7,903	$5,543
Other comprehensive income before reclassifications	1,559	—	1,559
Amounts reclassified from accumulated other comprehensive income	—	(101)	(101)
Accumulated other comprehensive income (loss) as of March 31, 2025	$(801)	$7,802	$7,001

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income were as follows (dollars in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Unrealized (losses) gains on securities:
Unrealized holdings (losses) gains arising during the period	$(327)	$553
Reclassification adjustment for (gains) losses included in net income	—	—
	(327)	553
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	(80)	(36)
	(80)	(36)
	$(407)	$517

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

Net periodic pension (income) cost included the following components (dollars in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Service cost	$283	$301
Interest cost	533	570
Expected return on plan assets	(934)	(854)
Amortization of net actuarial gain	(281)	(118)
Net periodic pension (income) cost	$(399)	$(101)

The service cost component of the net periodic (income) cost is included in salaries and employee benefits and the interest cost, expected return on plan assets and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Contributions

For the three months ended March 31, 2026 and 2025, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit (income) cost included the following components (dollars in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Service cost	$4	$4
Interest cost	14	16
Amortization of net actuarial gain	(26)	(19)
Net periodic post-retirement benefit cost	$(8)	$1

The service cost component of the net periodic post-retirement benefit (income) cost is included in salaries and employee benefits and the interest cost and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted loans to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at March 31, 2026 was $10.1 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of March 31,
	2026	2025
Allocated	306,641	270,692
Committed to be allocated	12,729	12,729
Unallocated	649,184	700,100
Total shares	968,554	983,521

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2026 and 2025 was $178,000 and $148,000, respectively.

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

	March 31, 2026
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$34,086	$303,261	$337,347
Standby letters of credit	—	23,837	23,837
	$34,086	$327,098	$361,184

	December 31, 2025
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$49,895	$300,183	$350,078
Standby letters of credit	—	27,398	27,398
	$49,895	$327,581	$377,476

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At March 31, 2026, approximately $328.2 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At March 31, 2026, approximately $201,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At March 31, 2026 and December 31, 2025, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at March 31, 2026 and December 31, 2025 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At March 31, 2026 and December 31, 2025, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses change over time, and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amount accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established and makes adjustments upward or downward, as appropriate. Excluding legal fees and expenses, net litigation-related expense of $350,000 was recognized for the three months ended March 31, 2026. During the quarter, the Company reversed a previously recognized litigation-related accrued liability of $4.5 million related to a regulatory matter, reflecting recent developments. The reversal partially offset other litigation-related expense recognized during the quarter. No litigation-related expense was recognized for the three months ended March 31, 2025. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $23.5 million in excess of the accrued liability, if any, as of March 31, 2026. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible losses does not represent the Company’s maximum loss exposure.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		March 31, 2026 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	44,859	44,859	—	—
Mortgage-backed securities:
U.S. Government agency securities	35,770	—	35,770	—
Government-sponsored enterprises	38,506	—	38,506	—
Collateralized mortgage obligations:
U.S. Government agency securities	20,606	—	20,606	—
Government-sponsored enterprises	47,006	—	47,006	—
Municipal obligations	14,147	—	14,147	—
Total available for sale securities	200,894	44,859	156,035	—
Trading securities:
Municipal obligations	$8,078	$—	$8,078	$—
Equity securities	9	9	—	—
Total trading securities	8,087	9	8,078	—
Derivative assets (1)	8,092	—	8,092	—
Total	$217,073	$44,868	$172,205	$—

Liabilities:
Derivative liabilities (1)	$8,092	$—	$8,092	$—
Short positions: (2)
U.S. Treasury securities	4,501	4,501	—	—
Total	$12,593	$4,501	$8,092	$—

		Fair Value Measurements at
		December 31, 2025 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$54,752	$54,752	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	36,704	—	36,704	—
Government-sponsored enterprises	39,783	—	39,783	—
Collateralized mortgage obligations:
U.S. Government agency securities	21,383	—	21,383	—
Government-sponsored enterprises	48,290	—	48,290	—
Municipal obligations	19,519	—	19,519	—
Total available for sale securities	220,431	54,752	165,679	—
Derivative assets (1)	7,919	—	7,919	—
Total	$228,350	$54,752	$173,598	$—

Liabilities:
Derivative liabilities (1)	$7,919	$—	$7,919	$—
Total	$7,919	$—	$7,919	$—

(1)	Additional information regarding impact of netting derivative assets and derivative liabilities, as well as the impact of offsetting cash collateral can be found in Note 6 – Derivatives.
(2)	Included in other liabilities in the consolidated statement of condition.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Individually evaluated loans:
Commercial loans	$642	$—	$—	$642
OREO	80	—	—	80

December 31, 2025
Individually evaluated loans:
Commercial loans	$721	$—	$—	$721

Loans individually evaluated for credit losses where the amortized cost was adjusted to fair value had a carrying amount of $841,000 with a valuation allowance of $199,000 resulting in an estimated fair value of $642,000 as of March 31, 2026. Individually evaluated loans had a carrying amount of $844,000 with a valuation allowance of $123,000 resulting in an estimated fair value of $721,000 as of December 31, 2025.

Other real estate owned measured at fair value less costs to sell had a carrying amount of $80,000 at March 31, 2026. The Company had no other real estate owned at December 31, 2025.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

			Significant	Significant Unobservable
		Valuation	Unobservable	Input Range
	Fair Value	Technique	Inputs	(Weighted Average)
March 31, 2026
Individually evaluated loans:
Commercial loans	$642	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
OREO	80	Appraisal of collateral (1)	Liquidation expense (2)	11.0%

December 31, 2025
Individually evaluated loans:
Commercial loans	$721	Appraisal of collateral (1)	Liquidation expense (2)	11.0%
(1)	Fair value is generally determined through independent appraisals of the underlying collateral that generally include various level 3 inputs which are not observable.
(2)	Estimated selling costs.

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	March 31, 2026
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$156,937	$156,937	$156,937		$—		$—
Securities available for sale	200,894	200,894	44,859		156,035		—
Securities held to maturity	44,396	43,394	—		43,394		—
Trading securities	8,087	8,087	9		8,078		—
FHLBNY and FRBNY stock	4,040	4,040	—		4,040		—
Net loans receivable	1,700,958	1,667,942	—		—		1,667,942
Accrued interest receivable	9,506	9,506	—		9,506		—
Derivative assets (1)	8,092	8,092	—		8,092		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,612,283	$1,612,283	$—		$1,612,283		$—
Time deposits	240,036	239,374	—		239,374		—
Mortgagors’ escrow deposits	7,292	7,292	—		7,292		—
Derivative liabilities (1)	8,092	8,092	—		8,092		—
Short positions (2)	4,501	4,501	4,501		—		—

	December 31, 2025
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$133,675	$133,675	$133,675		$—		$—
Securities available for sale	220,431	220,431	54,752		165,679		—
Securities held to maturity	41,521	40,175	—		40,175		—
FHLBNY and FRBNY stock	6,090	6,090	—		6,090		—
Net loans receivable	1,646,255	1,622,637	—		—		1,622,637
Accrued interest receivable	8,889	8,889	—		8,889		—
Derivative assets (1)	7,919	7,919	—		7,919		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,469,717	$1,469,717	$—		$1,469,717		$—
Time deposits	269,461	268,924	—		268,924		—
Mortgagors’ escrow deposits	9,129	9,129	—		9,129		—
FHLB advances	50,000	49,995	—		49,995		—
Derivative liabilities (1)	7,919	7,919	—		7,919		—

(1)	Additional information regarding impact of netting derivative assets and derivative liabilities, as well as the impact of offsetting cash collateral can be found in Note 6 – Derivatives.
(2)	Included in other liabilities in the consolidated statement of condition.

Short-Term Financial Instruments

The fair value of certain financial instruments are estimated to approximate their carrying amounts because the remaining term to maturity or period to repricing of the financial instrument is less than ninety days. Such financial instruments include cash and cash equivalents, accrued interest receivable, and mortgagor’s escrow deposits.

Securities

Fair values of trading, securities available for sale, securities held to maturity and short positions are determined as outlined earlier in this footnote.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers:

	For the Three Months Ended
	March 31,
	2026	2025

	(Dollars in thousands)
Noninterest Income
In scope
Insurance services	$403	$499
Wealth management services	2,068	1,827
Service charges on deposit accounts	622	594
Card services income	663	661
Other	86	70
Noninterest income in scope	3,842	3,651

Noninterest income out of scope	18	74

Total noninterest income	$3,860	$3,725

1

12.EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2026	2025

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$5,290	$5,763

Average number of common shares outstanding	24,756,977	25,519,217
Less: Average unallocated ESOP shares	655,548	706,465
Weighted-average number of common shares outstanding - basic	24,101,429	24,812,752
Add: Effect of dilutive stock options and restricted stock	241,536	124,278
Weighted-average number of common shares outstanding - diluted	24,342,965	24,937,030

Net earnings per common share:
Basic	$0.22	$0.23
Diluted	$0.22	$0.23

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 75,000 for the three months ended March 31, 2026, and were 852,500 for the three months ended March 31, 2025.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	inflation and changes in market interest rates that could reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report, including associated legal expenses;
●	general economic conditions, either nationally or in our market area, that are worse than expected, including any resulting changes in consumer spending, borrowing and savings habits;
●	increased competition, including competition among other institutions within our market area as well as other non-traditional competitors;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;

●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies, including entering new markets successfully, capitalizing on growth opportunities, and attracting and retaining key employees;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, and any future FDIC insurance premium increases or special assessments;
●	our ability to manage market risk, credit risk and operational risk;
●	the imposition of tariffs or other domestic or international governmental polices;
●	our ability to successfully integrate into our operations any assets, liabilities, systems, personnel or customers we have or may in the future acquire such as our recent acquisitions of Targeted Lending Co., LLC, Reiser Consulting Group, Inc. and Wyndham Benefits, LLC, including our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	fluctuations or adverse changes in the stock market, which may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	certain events in the recent past involving the failure of financial institutions which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest, acts of war or terrorism or pandemics;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the annual report on Form 10-K for the year ended December 31, 2025, under the heading “Risk Factors” and this Form 10-Q, under the heading “Risk Factors.” The Company disclaims any obligation to revise or update any forward-looking statements contained in this quarterly report on Form 10-Q to reflect future events or developments, except as required by applicable law.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, and insurance and wealth management services income. Our non-interest income also includes net gains or losses on trading securities, other gains and losses, and miscellaneous income.

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

Income Tax Expense. Our income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realize.

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

Recent Acquisitions:

Targeted Lending Co., LLC

As we continue to execute on our business strategy, on April 24, 2026 we completed the acquisition of 100% of the membership interests of Targeted Lending Co., LLC, (“Targeted Lending”), an independent equipment financing company with approximately $120 million of loans on its balance sheet.

The all-cash transaction was valued at approximately $140 million in enterprise value, subject to potential adjustments for performance-based earn-out over a three-year period. The aggregate consideration for Targeted Lending consisted of a base purchase price of approximately $54 million, subject to a customary post-closing purchase price adjustment mechanism based on the final determination of closing indebtedness of Targeted Lending and transaction expenses. In connection with the transaction, we also repaid approximately $88 million in then-outstanding credit facility indebtedness of Targeted Lending.

Targeted Lending, as a wholly owned subsidiary of Pioneer Bank, National Bank, will operate as the newly formed Specialty Financing division, expanding our commercial lending capabilities and extending our reach into nationwide equipment finance markets. Targeted Lending through its originator-centric equipment finance platform provides financing solutions for essential, income-producing equipment, offering loans up to $400,000 to small and mid-sized businesses across diverse industries.

Expansion of Employee Benefits Division

On April 20, 2026, we completed the acquisitions of Reiser Consulting Group, Inc. of Albany, NY and Wyndham Benefits, LLC of Ballston Spa, NY. The acquisitions are expected to significantly increase the size of our Employee Benefits division and are expected to strengthen our ability to deliver expanded services and product offerings for both current and prospective clients throughout the Capital region.

These acquisitions are intended to build on the momentum of our growing, diversified suite of products and services, including the recent launches of our Human Resources Consulting division; and our broker-dealer subsidiary, Pioneer Capital Markets, Inc.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.4 million, or 5.4%, as of March 31, 2026 assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

Legal Proceedings and Other Contingent Liabilities.  In the ordinary course of business, we are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of our business. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, we generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, we establish an accrued liability when those matters present loss contingencies that are both probable and estimable. Our estimate of potential losses will change over time and the actual losses may exceed these estimates, and there may be an exposure to loss in excess of any amounts accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, we establish an accrued liability and record a corresponding amount of litigation-related expense. We continue to monitor the matters for further developments, including our interactions with various regulatory agencies with supervisory authority over us, that could affect the amount of the accrued liability that has been previously established and make adjustments upward or downward, as appropriate. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual which could have a material negative effect on our financial results. The estimated range of possible loss does not represent our maximum loss exposure.

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

	For the Three Months Ended March 31,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,673,625	$24,411	6.05%	$1,467,963	$21,170	5.98%
Securities	254,834	3,008	4.87%	357,171	3,781	4.36%
Interest-earning deposits, trading securities, and other	103,891	953	3.77%	79,999	897	4.63%
Total interest-earning assets	2,032,350	28,372	5.78%	1,905,133	25,848	5.62%
Non-interest-earning assets	137,433			136,805
Total assets	$2,169,783			$2,041,938

Interest-bearing liabilities:
Demand deposits	$160,476	$617	1.57%	$153,853	$713	1.89%
Savings deposits	248,915	82	0.13%	261,066	84	0.13%
Money market deposits	655,930	4,482	2.80%	599,526	4,222	2.89%
Certificates of deposit	245,860	2,171	3.63%	153,011	1,399	3.76%
Total interest-bearing deposits	1,311,181	7,352	2.29%	1,167,456	6,418	2.25%
Borrowings and other	21,367	273	5.28%	34,603	347	4.13%
Total interest-bearing liabilities	1,332,548	7,625	2.34%	1,202,059	6,765	2.30%
Non-interest-bearing deposits	472,689			499,327
Other non-interest-bearing liabilities	40,821			32,020
Total liabilities	1,846,058			1,733,406
Total shareholders' equity	323,725			308,532
Total liabilities and shareholders' equity	$2,169,783			$2,041,938
Net interest income		$20,747			$19,083
Net interest rate spread (1)			3.44%			3.32%
Net interest-earning assets (2)	$699,802			$703,074
Net interest margin (3)			4.21%			4.12%
Average interest-earning assets to interest-bearing liabilities	152.52%			158.49%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended March 31,
	2026 vs. 2025
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

	(Dollars in thousands)
Interest-earning assets:
Loans	$2,993	$249	$3,242
Securities	(1,196)	423	(773)
Interest-earning deposits, trading securities, and other	246	(190)	56
Total interest-earning assets	2,043	482	2,525

Interest-bearing liabilities:
Demand deposits	31	(127)	(96)
Savings deposits	(4)	2	(2)
Money market deposits	394	(134)	260
Certificates of deposit	825	(52)	773
Total interest-bearing deposits	1,246	(311)	935
Borrowings and other	(158)	84	(74)
Total interest-bearing liabilities	1,088	(227)	861
Change in net interest income	$955	$709	$1,664

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets of $2.22 billion at March 31, 2026 increased $70.3 million, or 3.3%, from $2.15 billion at December 31, 2025. The increase was due primarily to an increase of $54.7 million, or 3.3%, in net loans receivable and an increase of $23.2 million, or 17.4%, in cash and cash equivalents, offset in part by a decrease of $19.5 million, or 8.9%, in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents of $156.9 million at March 31, 2026, increased $23.2 million, or 17.4%, from $133.7 million at December 31, 2025.

Securities Available for Sale. Total securities available for sale of $200.9 million at March 31, 2026 decreased $19.5 million, or 8.9%, from $220.4 million at December 31, 2025. The decrease was primarily due to maturities, paydowns and calls of $26.1 million, offset in part by purchases of $7.0 million of securities during the three months ended March 31, 2026.

Securities Held to Maturity. Total securities held to maturity of $44.4 million at March 31, 2026 increased $2.9 million, or 6.9%, from $41.5 million at December 31, 2025. The increase was primarily due to purchases of $3.0 million during the three months ended March 31, 2026.

Trading Securities. Total trading securities was $8.1 million at March 31, 2026 compared to none at December 31, 2025. The increase in trading securities was a result of the commencement of operations of our broker-dealer subsidiary, Pioneer Capital Markets, Inc. in January 2026.

Net Loans Receivable. Net loans receivable of $1.70 billion at March 31, 2026 increased $54.7 million, or 3.3%, from $1.65 billion at December 31, 2025. The increase in net loans receivable was primarily a result of growth in the commercial construction loan portfolio which increased by $31.7 million, 18.6%, to $201.4 million at March 31, 2026 from $169.7 million at December 31, 2025. The residential mortgage loan portfolio increased by $27.1 million, or 3.4%, to $820.8 million at March 31, 2026 from $793.7 million at December 31, 2025 and commercial and industrial loans increased by $5.4 million, or 4.3%, to $130.3 million at March 31, 2026 from $124.9 million at December 31, 2025, offset in part by a decrease in commercial real estate loans by $8.6 million, or 1.8%, to $457.9 million at March 31, 2026 from $466.5 million at December 31, 2025.

The increase in commercial construction loans was due to funding of increased construction commitments. The increase in residential mortgage loans was primarily related to the Bank’s relationship with a third-party mortgage banking company which facilitated an increase in residential mortgage loan volume, despite the higher interest rate environment. The increase in commercial and industrial loans was due to loan funding outpacing loan payoffs. The decrease in commercial real estate loans was due to loan payoffs outpacing loan funding.

The following table presents our commercial real estate loan portfolio by industry sector at March 31, 2026.

	At March 31, 2026
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans:
Multi-family	$130,104	28.4%
Owner-occupied real estate:
Retail	23,933	5.2%
Office	18,981	4.1%
Warehouse	16,747	3.7%
Mixed use	5,472	1.2%
Accommodation and food service	4,938	1.1%
Other real estate	27,209	5.9%
Total owner-occupied real estate	97,280	21.2%
Non-owner occupied real estate:
Retail	80,892	17.7%
Accommodation and food service	42,295	9.2%
Office	37,945	8.3%
Warehouse	32,926	7.2%
Mixed use	23,195	5.1%
Other real estate	13,271	2.9%
Total non-owner occupied real estate	230,524	50.4%
Total commercial real estate loans	$457,908	100.0%

Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.

Deposits. Deposits of $1.85 billion at March 31, 2026 increased $113.1 million, or 6.5%, from $1.74 billion at December 31, 2025. By deposit category, money market accounts increased by $86.7 million, or 13.7%, to $720.2 million at March 31, 2026 from $633.5 million at December 31, 2025, interest-bearing demand accounts increased by $34.1 million, or 26.2%, to $164.5 million at March 31, 2026 from $130.4 million at December 31, 2025, and non-interest-bearing demand accounts increased by $21.9 million, or 4.8%, to $478.0 million at March 31, 2026 from $456.1 million at December 31, 2025, offset in part by a decrease in certificates of deposit  by $29.5 million, or 10.9%, to $240.0 million at March 31, 2026 from $269.5 million at December 31, 2025 (included in certificates of deposit were brokered deposits which decreased by $43.3 million to $66.9 million at March 31, 2026 from $110.2 million at December 31, 2025).

The increase in money market accounts was primarily due to growth in municipal deposits due to seasonality and due to a migration of funds from savings and other lower rate interest-bearing accounts. The increase in non-interest bearing demand accounts and demand accounts was primarily due to growth in municipal deposits due to seasonality. The decrease in certificates of deposit was primarily due to a decrease in brokered deposits.

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	At March 31, 2026		At December 31, 2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$909,925	49.1%	$937,872	53.9%
Business deposits	333,897	18.0%	349,394	20.1%
Municipal deposits	608,497	32.9%	451,912	26.0%
Total	$1,852,319	100.0%	$1,739,178	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	At March 31, 2026	At December 31, 2025

	(In thousands)
Uninsured deposits, per regulatory requirements	$906,541	$771,944
Less: Affiliate deposits	30,698	30,759
Collateralized deposits	608,497	451,911
Uninsured deposits, after exclusions	$267,346	$289,274

Uninsured deposits after exclusions represented 14.4% and 16.6% of total deposits as of March 31, 2026 and December 31, 2025, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit.

Borrowings from Federal Home Loan Bank of New York (“FHLBNY”). There were no borrowings from FHLBNY at March 31, 2026, compared to $50.0 million at December 31, 2025. The decrease in borrowings from FHLBNY was due to the payoff of the borrowings during the three months ended March 31, 2026.

Total Shareholders’ Equity. Total shareholders’ equity of $328.6 million at March 31, 2026 increased $4.7 million, or 1.5%, from $323.9 million at December 31, 2025 primarily as a result of net income of $5.3 million offset in part by a decrease in accumulated other comprehensive income of $1.2 million.

Comparison of Operating Results for the Three Months Ended March 31, 2026 and March 31, 2025

General.  Net income decreased by $473,000 to $5.3 million for the three months ended March 31, 2026 as compared to $5.8 million for the three months ended March 31, 2025. The decrease was primarily due to an increase in non-interest expense of $3.5 million, partially offset by an increase in net interest income of $1.7 million and a decrease in income tax expense of $1.2 million.

Interest and Dividend Income.  Interest and dividend income increased $2.6 million, or 9.8%, to $28.4 million for the three months ended March 31, 2026, from $25.8 million for the three months ended March 31, 2025. The increase was the result of a 16 basis points increase in the average yield on interest-earning assets to 5.78% for the three months ended March 31, 2026, from 5.62% for the three months ended March 31, 2025. The increase in the average yield on interest-earning assets was driven by market related increases in interest rates on new loans and on investment securities purchased. Average interest-earning assets increased by $127.2 million from $1.91 billion for the three months ended March 31, 2025 to $2.03 billion for the three months ended March 31, 2026 primarily due to the increase in the average balance of loans.

Interest income on loans increased $3.2 million, or 15.3%, to $24.4 million for the three months ended March 31, 2026 from $21.2 million for the three months ended March 31, 2025. Interest income on loans increased due to a $205.7 million increase in the average balance of loans to $1.67 billion for the three months ended March 31, 2026 from $1.47 billion for the three months ended March 31, 2025 and a seven basis points increase in the average yield on loans to

6.05% for the three months ended March 31, 2026 from 5.98% for the three months ended March 31, 2025. The increase in the average balance of loans was principally due to purchases of residential mortgage loans and increased originations of commercial construction loans. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans.

Interest income on securities decreased $773,000, or 20.5%, to $3.0 million for the three months ended March 31, 2026 from $3.8 million for the three months ended March 31, 2025. Interest income on securities decreased due to a $102.4 million decrease in the average balance of securities to $254.8 million for the three months ended March 31, 2026 from $357.2 million for the three months ended March 31, 2025, partially offset by a 51 basis points increase in the average yield on securities to 4.87% for the three months ended March 31, 2026 from 4.36% for the three months ended March 31, 2025. The decrease in the average balance of securities was due to the maturities of U.S. government and agency and municipal obligation securities, outpacing purchases during the three months ended March 31, 2026. The increase in the average yield of securities was primarily due to the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks, trading securities, and other increased $56,000 to $953,000 for the three months ended March 31, 2026 from $897,000 for the three months ended March 31, 2025. Interest income on interest-earning deposits with banks, trading securities, and other increased due to a $23.9 million increase in the average balances to $103.9 million for the three months ended March 31, 2026 from $80.0 million for the three months ended March 31, 2025, primarily due to an increase in the average balance of trading securities, partially offset by an 86 basis points decrease in the average yield to 3.77% for the three months ended March 31, 2026 from 4.63% for the three months ended March 31, 2025 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $860,000, or 12.7%, to $7.6 million for the three months ended March 31, 2026 from $6.8 million for the three months ended March 31, 2025, primarily as a result of an increase in interest expense on deposits. The increase was primarily due to a four basis points increase in the average cost of interest-bearing liabilities to 2.34% for the three months ended March 31, 2026 from 2.30% for the three months ended March 31, 2025, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $935,000, or 14.6%, to $7.4 million for the three months ended March 31, 2026 from $6.4 million for the three months ended March 31, 2025. Interest expense on interest-bearing deposits increased primarily due to a four basis points increase in the average cost of interest-bearing deposits to 2.29% for the three months ended March 31, 2026 from 2.25% for the three months ended March 31, 2025, as well as a shift in the mix of interest-bearing deposits to higher interest rate deposit accounts and an increase in average interest-bearing deposits of $143.7 million to $1.31 billion for the three months ended March 31, 2026 from $1.17 billion for the three months ended March 31, 2025. The increase in the average cost of interest-bearing deposits was primarily due to the upward repricing of certain interest-bearing deposit accounts in response to changes in market interest rates and competition, as well as a shift in the mix of deposits towards higher cost interest-bearing deposit accounts. The increase in the average balance of interest-bearing deposits was primarily due to higher average money market and certificates of deposit balances.

Interest expense on borrowings and other liabilities decreased $74,000 to $273,000 for the three months ended March 31, 2026 from $347,000 for the three months ended March 31, 2025 due primarily to a decrease in average borrowings and other liabilities of $13.2 million to $21.4 million for the three months ended March 31, 2026 from $34.6 million for the three months ended March 31, 2025, partially offset by an increase in the average cost of borrowings and other liabilities of 115 basis points to 5.28% for the three months ended March 31, 2026 from 4.13% for the three months ended March 31, 2025.

Net Interest Income.  Net interest income of $20.8 million for the three months ended March 31, 2026 increased $1.7 million, or 8.7%, compared to $19.1 million for the three months ended March 31, 2025 as net interest margin increased nine basis points to 4.21% for the three months ended March 31, 2026 from 4.12% for the three months ended March 31, 2025, partially offset by a decrease in net interest-earning assets of $3.3 million to $699.8 million for the three months ended March 31, 2026 from $703.1 million for the three months ended March 31, 2025. Net interest rate spread increased 12 basis points to 3.44% for the three months ended March 31, 2026 from 3.32% for the three months ended March 31, 2025.

Provision for Credit Losses.  The provision for credit losses was $780,000 for the three months ended March 31, 2026, as compared to a provision for credit losses of $800,000 for the three months ended March 31, 2025. The decrease in the provision for credit losses for the three months ended March 31, 2026 was primarily due to improvement in the loan portfolio credit quality, offset by growth in the loan portfolio.

Non-Interest Income.  Non-interest income increased $135,000, or 3.6%, to $3.9 million for the three months ended March 31, 2026 as compared to $3.7 million for the three months ended March 31, 2025. The increase in non-interest income for the three months ended March 31, 2026 was primarily due to an increase in insurance and wealth management services income as a result of organic growth related to our wealth management services and the acquisition of Brown Financial Management Group during the three months ended December 31, 2025.

Non-Interest Expense.  Non-interest expense increased $3.5 million, or 24.2%, to $18.1 million for the three months ended March 31, 2026 as compared to $14.6 million for the three months ended March 31, 2025. The increase in noninterest expense for the three months ended March 31, 2026 was primarily due to an increase in professional fees of $2.7 million and an increase in salaries and employee benefits of $450,000. Professional fees increased primarily due to higher legal fees and expenses during the three months ended March 31, 2026. Salaries and employee benefits increased due to compensation expense from annual merit increases. Included in other non-interest expense for the three months ended March 31, 2026 was a net increase of $350,000 in litigation-related expense (see Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” for details).

Income Tax Expense. Income tax expense decreased $1.2 million to $416,000 for the three months ended March 31, 2026 as compared to $1.7 million for the three months ended March 31, 2025. Our effective tax rate was 7.3% for the three months ended March 31, 2026 compared to 22.3% for the three months ended March 31, 2025. The decrease in income tax expense and the effective tax rate for the three months ended March 31, 2026 was primarily due to a discrete tax item related to a reversal of an accrued liability for a previously non-deductible expense.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$3,433	$6,074
Commercial and industrial	1	3
Commercial construction	—	—
Residential mortgages	4,311	3,860
Home equity loans and lines of credit	1,162	1,307
Consumer	—	—
Total non-accrual loans	8,907	11,244

Accruing loans past due 90 days or more:
Commercial real estate	1	6
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	1	6

Real estate owned	80	—

Total non-performing assets	$8,988	$11,250

Total non-performing loans to total loans	0.52%	0.67%
Total non-performing assets to total assets	0.40%	0.52%

Non-accrual loans decreased $2.4 million to $8.9 million at March 31, 2026 from $11.3 million at December 31, 2025 primarily due to paydowns of $2.6 million on a commercial real estate loan relationship secured by multiple office, warehouse and industrial properties during the three months ended March 31, 2026.

At March 31, 2026, real estate owned consisted of residential properties with a total value of $80,000.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025

	(In thousands)
Classification of Loans:
Substandard	$17,002	$26,068
Doubtful	910	919
Loss	—	—
Total Classified Loans	$17,912	$26,987
Special Mention	$1,159	$7,404

Total substandard loans decreased $9.1 million to $17.0 million at March 31, 2026 from $26.1 million at December 31, 2025 primarily due to the migration from the substandard category to the pass category of a $6.4 million commercial real estate loan as a result of being refinanced to a new ownership group, and due to paydowns of $2.6 million on a commercial real estate loan relationship secured by multiple office, warehouse and industrial properties during the three months ended March 31, 2026.

Total special mention loans decreased by $6.2 million to $1.2 million at March 31, 2026 from $7.4 million at December 31, 2025 primarily due to the migration from the special mention category to the pass category of a $4.9 million commercial real estate loan secured by senior housing property.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Allowance at beginning of period	$25,305	$21,754

Provision for credit losses	749	1,071

Charge offs:
Commercial real estate	—	—
Commercial and industrial	70	—
Commercial construction	—	—
Residential mortgages	—	4
Home equity loans and lines of credit	—	23
Consumer	13	29
Total charge-offs	83	56

Recoveries:
Commercial real estate	—	—
Commercial and industrial	33	6
Commercial construction	—	—
Residential mortgages	3	29
Home equity loans and lines of credit	—	—
Consumer	5	6
Total recoveries	41	41

Net charge-offs	42	15

Allowance at end of period	$26,012	$22,810

Allowance to non-performing loans	292.01%	213.26%
Allowance to total loans outstanding at the end of the period	1.51%	1.51%
Net charge-offs (recoveries) to average loans outstanding during the period (1)
Commercial real estate	—%	—%
Commercial and industrial	0.11%	(0.02)%
Commercial construction	—%	—%
Residential mortgages	—%	(0.01)%
Home equity loans and lines of credit	—%	0.10%
Consumer	0.11%	0.41%
Total	0.01%	—%
(1)	Annualized.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the FHLBNY. At March 31, 2026, we had the ability to borrow up to $646.8 million from the FHLBNY, of which none was utilized for borrowings and $405.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At March 31, 2026, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets.

We cannot accurately predict what the impact of the events described in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. See “Part II, Item 1 – Legal Proceedings” and “Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” elsewhere in this report for more information. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $23.5 million in excess of the accrued liability, if any, as of March 31, 2026. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of March 31, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At March 31, 2026, cash and cash equivalents totaled $156.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $200.9 million at March 31, 2026.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of March 31, 2026 totaled $232.7 million, or 12.6%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”). At March 31, 2026, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” Effective July 1, 2026, the OCC revised the minimum capital for the community bank leverage ratio to 8.00%. As of March 31, 2026, the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

As of March 31, 2026, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of March 31, 2026

Tier 1 (leverage) capital	$245,777	11.56%	$85,022	4.00%	N/A	N/A	$106,278	5.00%
Risk-based capital
Common Tier 1	$245,777	16.20%	$68,285	4.50%	$106,221	7.00%	$98,634	6.50%
Tier 1	$245,777	16.20%	$91,047	6.00%	$128,983	8.50%	$121,396	8.00%
Total	$264,863	17.45%	$121,396	8.00%	$159,332	10.50%	$151,745	10.00%

As of December 31, 2025

Tier 1 (leverage) capital	$240,647	11.53%	$83,492	4.00%	N/A	N/A	$104,365	5.00%
Risk-based capital
Common Tier 1	$240,647	16.30%	$66,441	4.50%	$103,353	7.00%	$95,970	6.50%
Tier 1	$240,647	16.30%	$88,588	6.00%	$125,500	8.50%	$118,117	8.00%
Total	$259,218	17.56%	$118,117	8.00%	$155,029	10.50%	$147,647	10.00%

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

At March 31, 2026, we had $337.4 million of commitments to originate or purchase loans, comprised of $216.5 million of commitments under commercial loans and lines of credit (including $76.5 million of unadvanced portions of commercial construction loans), $80.3 million of commitments under home equity loans and lines of credit, $33.7 million of commitments to purchase residential mortgage loans and $6.9 million of unfunded commitments under consumer lines of credit. In addition, at March 31, 2026, we had $23.8 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of March 31, 2026, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

Certain legal proceedings in which we are involved, including those related to the Mann Entities, are discussed in “Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities.”

Item 1A – Risk Factors

There have been no material changes to the risk factors set forth under Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”). Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth in the Form 10-K also are a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2026.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2026:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased (1)	Share	Programs	Programs (2)
January 1 through January 31, 2026	-	$-	-	1,254,027
February 1 through February 28, 2026	-	-	-	1,254,027
March 1 through March 31, 2026	413	14.72	-	1,254,027
Total	413	$14.72	-	1,254,027

(1)	413 shares purchased represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals upon vesting.
(2)	On December 17, 2025, the Company announced the adoption of its second stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,254,027 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6 – Exhibits

Exhibit No.	Description
2.1

Equity Purchase Agreement, dated as of April 24, 2026, between Pioneer Bank, National Association and Targeted Lending Co., LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Pioneer Bancorp, Inc. (File No. 001-38991), filed with the Securities and Exchange Commission on April 28, 2026)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three months ended March 31, 2026, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

Mar
May 11, 2026	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

May 11, 2026	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer