Form 10-Q
period 2026-06-30
Pioneer Bancorp, Inc./MD
filed 2026-08-10
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026 there were 24,841,663 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$36,950	$29,835
Federal funds sold	9,487	2,800
Interest-earning deposits with banks	48,129	101,040
Cash and cash equivalents	94,566	133,675
Securities available for sale, at fair value	200,896	220,431
Securities held to maturity, net of allowance for credit losses of $486 at June 30, 2026 and $452 at December 31, 2025 (fair value of $43,826 at June 30, 2026 and $40,175 at December 31, 2025)	44,766	41,521
Trading securities, at fair value	22,036	—
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	4,175	6,090
Loans receivable	1,898,935	1,671,560
Allowance for credit losses	(28,071)	(25,305)
Net loans receivable	1,870,864	1,646,255
Accrued interest receivable	9,432	8,889
Premises and equipment, net	36,030	35,576
Bank-owned life insurance	15,324	15,306
Goodwill	26,561	9,599
Other intangible assets, net	12,257	2,711
Other assets	26,728	30,631
Total assets	$2,363,635	$2,150,684

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$454,816	$456,114
Interest bearing deposits	1,514,134	1,283,064
Total deposits	1,968,950	1,739,178
Mortgagors’ escrow deposits	12,135	9,129
Borrowings from Federal Home Loan Bank of New York	—	50,000
Other liabilities	54,212	28,516
Total liabilities	2,035,297	1,826,823

Commitments and contingent liabilities – See Note 9

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2026 and December 31, 2025)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized 24,841,663 and 25,072,214 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	248	251
Additional paid in capital	116,284	115,400
Retained earnings	208,196	203,045
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(8,528)	(8,868)
Accumulated other comprehensive income	12,138	14,033
Total shareholders’ equity	328,338	323,861
Total liabilities and shareholders’ equity	$2,363,635	$2,150,684

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans	$27,820	$22,332	$52,231	$43,502
Securities	2,976	3,942	5,984	7,723
Interest-earning deposits with banks and other	1,076	732	2,028	1,629
Total interest and dividend income	31,872	27,006	60,243	52,854

Interest expense:
Deposits	8,604	6,844	15,956	13,262
Borrowings and other	415	554	688	901
Total interest expense	9,019	7,398	16,644	14,163
Net interest income	22,853	19,608	43,599	38,691
Provision for credit losses	1,350	1,550	2,130	2,350
Net interest income after provision for credit losses	21,503	18,058	41,469	36,341

Noninterest income:
Bank fees and service charges	1,841	1,609	3,306	2,973
Insurance and wealth management services	2,803	2,513	5,274	4,839
Net gain on sale of loans	187	—	187	—
Other	633	684	557	719
Total noninterest income	5,464	4,806	9,324	8,531

Noninterest expense:
Salaries and employee benefits	9,957	8,506	18,701	16,800
Net occupancy and equipment	2,071	1,840	4,114	3,788
Data processing	1,226	894	2,256	1,738
Advertising and marketing	372	306	576	549
Insurance premiums	302	245	542	496
Federal Deposit Insurance Corporation insurance premiums	254	226	492	451
Professional fees	4,025	1,845	8,676	3,780
Other	3,975	865	4,945	1,716
Total noninterest expense	22,182	14,727	40,302	29,318
Income before income taxes	4,785	8,137	10,491	15,554
Income tax expense	1,301	1,686	1,717	3,340
Net income	$3,484	$6,451	$8,774	$12,214

Net earnings per common share:
Basic	$0.14	$0.26	$0.36	$0.49
Diluted	$0.14	$0.26	$0.36	$0.49

Weighted average shares outstanding – basic	24,031,945	24,510,936	24,052,355	24,724,696
Weighted average shares outstanding – diluted	24,331,049	24,567,328	24,325,721	24,777,301

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$3,484	$6,451	$8,774	$12,214

Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(700)	206	(1,952)	2,318
Tax (benefit) expense	(184)	54	(511)	607
	(516)	152	(1,441)	1,711
Defined benefit plans:
Change in funded status of defined benefit plans	—	—	—	—
Reclassification adjustment for amortization of net actuarial gain	(307)	(137)	(614)	(274)
	(307)	(137)	(614)	(274)
Tax benefit	(80)	(36)	(160)	(72)
	(227)	(101)	(454)	(202)
Total other comprehensive (loss) income	(743)	51	(1,895)	1,509
Comprehensive income	$2,741	$6,502	$6,879	$13,723

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income (Loss)	Equity

Balance as of January 1, 2026	25,072,214	$251	$115,400	$203,045	$(8,868)	$14,033	$323,861
Net income	—	—	—	5,290	—	—	5,290
Other comprehensive loss	—	—	—	—	—	(1,152)	(1,152)
ESOP shares committed to be released (12,729 shares)	—	—	9	—	170	—	179
Stock-based compensation expense	—	—	360	—	—	—	360
Purchase of employee restricted shares to fund statutory tax withholding	(413)	—	—	—	—	—	—
Stock options exercised	5,000	—	47	—	—	—	47
Balance as of March 31, 2026	25,076,801	$251	$115,816	$208,335	$(8,698)	$12,881	$328,585

Net income	—	—	—	3,484	—	—	3,484
Other comprehensive loss	—	—	—	—	—	(743)	(743)
ESOP shares committed to be released (12,729 shares)	—	—	22	—	170	—	192
Stock-based compensation expense	—	—	446	—	—	—	446
Restricted stock awards granted	5,000	—	—	—	—	—	—
Stock options exercised, net	1,870	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	(10,399)	—	—	(156)	—	—	(156)
Repurchases of common stock	(231,609)	(3)	—	(3,467)	—	—	(3,470)
Balance as of June 30, 2026	24,841,663	$248	$116,284	$208,196	$(8,528)	$12,138	$328,338

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2025	25,978,904	$260	$114,113	$194,188	(9,551)	$5,543	$304,553
Net income	—	—	—	5,763	—	—	5,763
Other comprehensive income	—	—	—	—	—	1,458	1,458
ESOP shares committed to be released (12,729 shares)	—	—	(23)	—	171	—	148
Stock-based compensation expense	—	—	351	—	—	—	351
Restricted stock awards granted	5,000	—	—	—	—	—	—
Repurchases of common stock	(130,813)	(2)	—	(1,570)	—	—	(1,572)
Balance as of March 31, 2025	25,853,091	$258	$114,441	$198,381	$(9,380)	$7,001	$310,701

Net income	—	—	—	6,451	—	—	6,451
Other comprehensive income	—	—	—	—	—	51	51
ESOP shares committed to be released (12,729 shares)	—	—	(24)	—	170	—	146
Stock-based compensation expense	—	—	354	—	—	—	354
Purchase of employee restricted shares to fund statutory tax withholding	(12,300)	—	—	(145)	—	—	(145)
Repurchases of common stock	(282,836)	(3)	—	(3,306)	—	—	(3,309)
Balance as of June 30, 2025	25,557,955	$255	$114,771	$201,381	$(9,210)	$7,052	$314,249

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income	$8,774	$12,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,683	1,183
Provision for credit losses	2,130	2,350
Net accretion on securities	(253)	(2,502)
ESOP compensation	371	294
Earnings on bank-owned life insurance	(18)	(514)
Net loss on sale or write-down of other real estate owned	31	—
Proceeds from sale of loans	2,444	—
Net (gain) loss on sale of loans	(187)	—
Loss on sale or disposal of premises and equipment, net	—	7
Gain on termination of finance lease, net	(2)	(10)
Stock-based compensation expense	806	705
Deferred tax expense (benefit)	1,566	(1,042)
Increase in trading securities	(22,036)	—
Increase in accrued interest receivable	(170)	(767)
Decrease in other assets	3,155	317
Increase (decrease) in other liabilities	16,177	(10,689)
Changes in operating leases	19	(9)
Net cash provided by operating activities	14,490	1,537

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	45,821	131,532
Purchases of securities available for sale	(27,985)	(93,395)
Proceeds from maturities and paydowns of securities held to maturity	452	3,329
Purchases of securities held to maturity	(3,731)	(20,500)
Net purchases of FHLBNY and FRBNY stock	1,914	1,518
Net increase in loans receivable	(107,108)	(111,014)
Purchases of premises and equipment	(1,053)	(1,873)
Proceeds from the sale of premises and equipment, other real estate owned and repossessed assets	238	—
Proceeds from bank-owned life insurance death benefit	—	1,142
Cash paid for acquisitions	(141,343)	—
Net cash used in investing activities	(232,795)	(89,261)

Cash flows from financing activities:
Net increase in deposits	229,772	155,677
Net decrease in mortgagors’ escrow deposits	3,006	2,672
Proceeds from exercise of stock options	47	—
Repayment of FHLBNY borrowings, net	(50,000)	(40,000)
Repurchase of common stock	(3,470)	(4,881)
Purchase of employee restricted shares to fund statutory tax withholding	(156)	(145)
Repayment of finance lease liability	(3)	(52)
Net cash provided by financing activities	179,196	113,271

Net (decrease) increase in cash and cash equivalents	(39,109)	25,547
Cash and cash equivalents at beginning of period	133,675	96,521
Cash and cash equivalents at end of period	$94,566	$122,068

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,357	$14,044
Income taxes	$2,000	$3,500
Non-cash investing and financing activity:
Loans transferred to other real estate owned	$216	$595
Acquisition contingent consideration payable	$2,245	$—
Right of use assets obtained in exchange for new operating lease liabilities	$572	$—

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

1.NATURE OF OPERATIONS

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiaries are Pioneer Bank, National Association (the “Bank”) and Pioneer Capital Markets, Inc.

The Bank and its subsidiaries, with 23 offices in the Capital Region of New York State, offers a broad array of deposit, lending, and other financial services, including insurance, employee benefit, human resources consulting, and wealth management services to individuals, businesses, and municipalities. The Bank’s subsidiary, Targeted Lending Co., LLC (“Targeted Lending”), through its originator-centric equipment finance platform provides financing solutions nationwide for essential income-producing equipment to small and mid-sized businesses across diverse industries. The Bank acquired Targeted Lending on April 24, 2026. Pioneer Capital Markets, Inc., is a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer focused on municipal bond trading and commenced operations on January 2, 2026.

The interim financial data as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2026 or any other period.

These unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2025.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Company’s subsidiaries, and their subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Adoption of Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-08—Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the gross-up approach under CECL beyond purchased credit-deteriorated assets to include certain purchased seasoned loans. Under the amendments, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned,” as defined in the ASU, are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. Subsequent changes in the allowance for credit losses are reported in earnings within provision for credit losses. The ASU also clarifies that any difference between the unpaid principal balance and the grossed-up basis is a non-credit discount or premium, which is to be accreted or amortized into interest income over the term of the loan. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The amendments are to be applied prospectively. The Company adopted this ASU during the three months ended June 30, 2026.

The following significant accounting policies have been added since the Company's 2025 Annual Report on Form 10-K to reflect the adoption of ASU 2025-08.

Acquired loans - Purchased Credit Deteriorated

Loans acquired in a business combination are recognized on the acquisition date at their estimated fair value based on expected future cash flows discounted at a market-based rate of interest and inclusive of adjustments for credit risk, interest rate risk, liquidity, and other factors. Acquired loans that have experienced more-than-insignificant deterioration in credit quality since origination are classified as purchased credit deteriorated ("PCD") loans. An allowance for credit losses is established for the initial estimate of expected credit losses on PCD loans as of the acquisition date and recorded through a gross-up adjustment to the loan’s amortized cost basis.

Acquired loans - Purchased Seasoned Loans

Non-PCD loans acquired in a business combination are deemed purchased seasoned loans (“PSL”) with an allowance for credit losses established for the initial estimate of expected credit losses as of the acquisition date and recorded through a gross-up adjustment to the loans’ amortized cost basis. See Note 3 “Acquisition” for additional information on loans acquired in a business combination.

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

3.ACQUISITIONS

Targeted Lending Co., LLC

On April 24, 2026, the Bank completed the acquisition of 100% of the membership interests of Targeted Lending, an independent equipment financing company, in an all-cash transaction. Targeted Lending, as a subsidiary of the Bank, will operate as the newly formed Specialty Financing division, expanding the Bank’s commercial lending capabilities and extending the Bank’s reach into nationwide equipment finance markets.

Total consideration for the transaction was $144.1 million, comprised of $98.7 million to settle certain debt of Targeted Lending, cash of $43.8 million, and potential performance-based cash consideration (“Contingent Consideration”), which was determined to have a fair value of $1.6 million as of April 24, 2026. This Contingent Consideration can be earned over a three-year period commencing with the date of acquisition, and the potential payment of which ranges from zero to $3.0 million. This Contingent Consideration is included in Other liabilities in the Consolidated Statements of Condition.

The acquisition of Targeted Lending was accounted for as a business combination using the purchase method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date, including the identifiable intangible assets acquired. Goodwill has been recorded representing the excess of the purchase price over the fair value of the net assets acquired and is not expected to be tax-deductible. The goodwill recognized is the result of expected synergies and operational efficiencies, among other factors. The Company’s accounting for the acquisition has not been finalized as the Company continues to evaluate the post-closing adjustment amount, which is expected to have an insignificant effect on the value of the goodwill recognized as of April 24, 2026. The allocation will be updated, if necessary, through the measurement period, which ends no later than one year from the acquisition date.

The following table presents the estimated fair value of the assets acquired and liabilities assumed (dollars in thousands):

April 24,
2026
Consideration:
Cash paid	$142,489
Contingent consideration	1,600
Total consideration	$144,089

Recognized amounts of identifiable assets acquired and (liabilities) assumed:
Cash and cash equivalents	$2,363
Loans, net of allowance for credit losses	121,860
Accrued interest receivable	372
Premises and equipment	34
Other assets	905
Intangibles - Technology	1,200
Intangibles - Customer Relationships	8,100
Total identifiable assets acquired	134,834
Deferred tax liability	(2,922)
Other liabilities	(3,668)
Total liabilities assumed	(6,590)
Total identifiable assets, net	128,244
Goodwill	$15,845

The fair value estimates used in valuing certain acquired assets and liabilities are based, in part, on inputs that are unobservable.

Loans

Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, interest rate, term, amortization term and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques. The discount rates used for loans was a risk-adjusted discount rate based on a weighted average cost of capital considering the cost of equity and cost of debt. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. Purchased loans that reflect a more-than-insignificant deterioration of credit from origination are considered PCD loans. The remaining loans were classified as PSLs. For PCD loans, the initial estimate of expected credit losses is recognized in the allowance for credit losses on loans on the date of acquisition using the same methodology as other loans receivables. The Company adopted ASU 2025-08 "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" during the three months ended June 30, 2026. Accordingly, the initial estimate of expected credit losses recognized in the allowance for credit losses on loans included both PCD loans and PSL. A non-credit discount/premium is allocated to the loans.

The following table includes the fair value and unpaid principal balance of the acquired loans as of April 24, 2026 (dollars in thousands):

	Unpaid	Premium /		Allowance for
	Principal Balance	(Discount)	Loans	Credit Losses	Net Loans
Purchased seasoned loans	$121,357	$2,520	$123,877	$(2,172)	$121,705
PCD loans	575	(18)	557	(402)	155
Total	$121,932	$2,502	$124,434	$(2,574)	$121,860

The following valuation approaches were utilized to estimate the acquisition-date fair value for the intangible assets acquired:

Customer Relationships: Represents the fair value of the originator network acquired. Fair value was estimated with an income approach using a multi-period excess earnings method which discounts expected future cash flows, taking into account historic customer attrition rates and contributory asset charges, among other factors. The intangible asset is being amortized over an estimated useful life of 15 years.

Developed technologies: Fair value was estimated with income approach using a relief from royalty method, taking into account attributable revenue and obsolescence patterns, among other factors. The intangible asset is being amortized over an estimated useful life of 3 years.

Targeted Lending contributed revenues of $3.2 million and earnings of $1.2 million to the Company’s consolidated results for the period from April 24, 2026 to June 30, 2026.

The following table shows the Company and Targeted Lending proforma combined net interest income, non-interest income and net income. The proforma financial information presented in the table below was computed by combining the historical financial information of the Company and Targeted Lending along with the effects of the acquisition method of accounting for business combinations as though the Company acquired Targeted Lending on January 1, 2025. Also included in the proforma financial information are certain adjustments, including $1.2 million of acquisition-related costs, as well as adjustments related to amortization expense of the intangible assets acquired in the Targeted Lending acquisition. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors and therefore does not represent what the actual net revenues and net income would have been had the Company actually acquired Targeted Lending as of this date.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(dollars in thousand)	2026	2025	2026	2025
Net interest income	$23,776	$20,481	$43,193	$40,285
Non-interest income	5,728	6,121	10,990	10,972
Net income	2,484	6,537	8,998	11,337

Other Acquisitions

On April 20, 2026, the Company, through its subsidiary Pioneer Insurance Agency, Inc., completed the acquisitions of certain assets of Reiser Consulting Group, Inc. of Albany, NY (“Reiser Consulting Group”) and Wyndham Benefits, LLC (“Wyndham Benefits”) of Ballston Spa, NY. The Company paid an aggregate of $1.2 million in cash and recorded $645,000 in contingent consideration payable to acquire the assets. The Company recorded a $745,000 customer list intangible asset and goodwill in the amount of $1.1 million in conjunction with the acquisitions. The goodwill from the acquisitions are expected to be deductible for tax purposes. The acquisitions of Reiser Consulting Group and Wyndham Benefits were made to expand the Company’s employee benefit products and services.

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. Treasury	$49,548	$51	$(34)	$49,565
Mortgage-backed securities:
U.S. Government agency securities	45,144	220	(588)	44,776
Government-sponsored enterprises	36,975	304	(123)	37,156
Collateralized mortgage obligations:
U.S. Government agency securities	20,064	55	(171)	19,948
Government-sponsored enterprises	43,782	230	(57)	43,955
Municipal obligations	5,500	—	(4)	5,496
Total available for sale securities	$201,013	$860	$(977)	$200,896

December 31, 2025
U.S. Treasury	$54,483	$275	$(6)	$54,752
Mortgage-backed securities:
U.S. Government agency securities	36,743	384	(423)	36,704
Government-sponsored enterprises	38,955	828	—	39,783
Collateralized mortgage obligations:
U.S. Government agency securities	21,009	374	—	21,383
Government-sponsored enterprises	47,929	465	(104)	48,290
Municipal obligations	19,477	42	—	19,519
Total available for sale securities	$218,596	$2,368	$(533)	$220,431

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $857,000 at June 30, 2026 and $1.2 million at December 31, 2025, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statements of condition.

There was no allowance for credit losses for securities available for sale as of June 30, 2026 and December 31, 2025.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
June 30, 2026
Corporate debt securities	$42,631	455	(1,872)	$41,214	$486	$42,145
Municipal obligations	2,621	—	(9)	2,612	—	2,621
Total held to maturity securities	$45,252	$455	$(1,881)	$43,826	$486	$44,766

December 31, 2025
Corporate debt securities	$39,637	648	(2,441)	$37,844	$452	$39,185
Municipal obligations	2,336	—	(5)	2,331	—	2,336
Total held to maturity securities	$41,973	$648	$(2,446)	$40,175	$452	$41,521

Accrued interest receivable on held to maturity debt securities totaled $502,000 and $382,000 at June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statements of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of June 30, 2026 and December 31, 2025.

The following tables present the activity in the allowance for credit losses on securities held to maturity (dollars in thousands):

	For the Three Months Ended June 30, 2026
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$486	$—	$—	$—	$486
Municipal obligations	—	—	—	—	—
Total	$486	$—	$—	$—	$486

	For the Three Months Ended June 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$275	$106	$—	$—	$381
Municipal obligations	—	—	—	—	—
Total	$275	$106	$—	$—	$381

	For the Six Months Ended June 30, 2026
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$452	$34	$—	$—	$486
Municipal obligations	—	—	—	—	—
Total	$452	$34	$—	$—	$486

	For the Six Months Ended June 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$216	$165	$—	$—	$381
Municipal obligations	—	—	—	—	—
Total	$216	$165	$—	$—	$381

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$14,695	$(34)	$—	$—	$14,695	$(34)
Mortgage-backed securities:
U.S. Government agency securities	—	—	17,177	(588)	17,177	(588)
Government-sponsored enterprises	4,750	(22)	9,738	(101)	14,488	(123)
Collateralized mortgage obligations:
U.S. Government agency securities	3,998	(26)	9,334	(145)	13,332	(171)
Government-sponsored enterprises	—	—	27,082	(57)	27,082	(57)
Municipal obligations	1,995	(4)	—	—	1,995	(4)
	$25,438	$(86)	$63,331	$(891)	$88,769	$(977)

Securities held to maturity:
Corporate debt securities	$12,438	$562	$17,380	$1,310	$29,818	$1,872
Municipal obligations	2,612	9	—	—	2,612	9
	$15,050	$571	$17,380	$1,310	$32,430	$1,881

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$—	$—	$4,994	$(6)	$4,994	$(6)
Mortgage-backed securities:
U.S. Government agency securities	—	—	18,183	(423)	18,183	(423)
Government-sponsored enterprises	—	—	—	—	—	—
Collateralized mortgage obligations:
U.S. Government agency securities	—	—	—	—	—	—
Government-sponsored enterprises	6,661	(11)	27,763	(93)	34,424	(104)
Municipal obligations	—	—	—	—	—	—
	$6,661	$(11)	$50,940	$(522)	$57,601	$(533)

Securities held to maturity:
Corporate debt securities	$2,483	$(17)	$10,326	$(2,424)	$12,809	$(2,441)
Municipal obligations	2,331	(5)	—	—	2,331	(5)
	$4,814	$(22)	$10,326	$(2,424)	$15,140	$(2,446)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, which consisted of 26 and 16 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of June 30, 2026 and December 31, 2025, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of June 30, 2026 and December 31, 2025. There was no accrued interest reversed against interest income for the three and six months ended June 30, 2026 and 2025, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of June 30, 2026 and December 31, 2025. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	June 30, 2026
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$45,344	$45,355
Due after one to five years	21,280	21,260
Due after five to ten years	9,155	9,132
Due after ten years	125,234	125,149
	$201,013	$200,896

Securities held to maturity:
Due in one year or less	$2,433	$2,424
Due after one to five years	5,188	5,282
Due after five to ten years	37,631	36,120
	$45,252	$43,826

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities available for sale for the three and six months ended June 30, 2026 and 2025.

There were no sales of securities held to maturity for the three and six months ended June 30, 2026 and 2025.

The following table sets forth information with regard to gains on trading securities reported in other noninterest income on the consolidated statements of operations (dollars in thousands):

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Net gain recognized during the period on trading securities	$552	$373
Less: Net gains recognized during the period on trading securities sold during the period	502	357
Unrealized net gain recognized during reporting period on trading securities still held at reporting date	$50	$16

At June 30, 2026, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of June 30, 2026 and December 31, 2025, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $195.7 million and $216.4 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Commercial:
Real estate	$461,352	$466,449
Commercial and industrial	272,253	124,895
Construction	209,567	169,724
Total commercial	943,172	761,068
Residential mortgages	839,919	793,657
Home equity loans and lines	98,534	97,629
Consumer	17,310	19,206
	1,898,935	1,671,560
Allowance for credit losses	(28,071)	(25,305)
Net loans receivable	$1,870,864	$1,646,255

Accrued interest receivable on loans totaled $8.1 million and $7.4 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statements of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $12.6 million and $11.7 million at June 30, 2026 and December 31, 2025, respectively, and are included in net loans receivable.

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

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended June 30, 2026
		Allowance for
		Credit Losses on	Allowance for
		Purchased Credit	Credit Losses on
	Beginning	Deteriorated	Purchased				Ending
	Balance	Loans	Seasoned Loans	Provisions	Charge-offs	Recoveries	Balance
Commercial	$15,132	$402	$2,172	$1,077	$(1,550)	$100	$17,333
Residential mortgages	9,131	—	—	(78)	—	2	9,055
Home equity loans and lines of credit	1,153	—	—	(12)	—	—	1,141
Consumer	596	—	—	(36)	(33)	15	542
Allowance for credit losses - loans	26,012	402	2,172	951	(1,583)	117	28,071
Allowance for credit losses - off-balance sheet credit exposures	2,000	—	—	399	—	—	2,399
Total	$28,012	$402	$2,172	$1,350	$(1,583)	$117	$30,470

	For the Three Months Ended June 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,641	736	$(69)	$9	$13,317
Residential mortgages	8,276	349	—	3	8,628
Home equity loans and lines of credit	1,154	35	—	—	1,189
Consumer	739	(56)	(19)	6	670
Allowance for credit losses - loans	22,810	1,064	(88)	18	23,804
Allowance for credit losses - off-balance sheet credit exposures	1,860	380	—	—	2,240
Total	$24,670	$1,444	$(88)	$18	$26,044

	For the Six Months Ended June 30, 2026
		Allowance for
		Credit Losses on	Allowance for
		Purchased Credit	Credit Losses on
	Beginning	Deteriorated	Purchased					Ending
	Balance	Loans	Seasoned Loans		Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,709	$402	$2,172	`	$1,537	$(1,620)	$133	$17,333
Residential mortgages	8,837	—	—		213	—	5	9,055
Home equity loans and lines of credit	1,154	—	—		(13)	—	—	1,141
Consumer	605	—	—		(37)	(46)	20	542
Allowance for credit losses - loans	25,305	402	2,172		1,700	(1,666)	158	28,071
Allowance for credit losses - off-balance sheet credit exposures	2,003	—	—		396	—	—	2,399
Total	$27,308	$402	$2,172		$2,096	$(1,666)	$158	$30,470

	For the Six Months Ended June 30, 2025

	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,067	1,304	(69)	15	$13,317
Residential mortgages	7,930	670	(4)	32	8,628
Home equity loans and lines of credit	1,185	27	(23)	—	1,189
Consumer	572	134	(48)	12	670
Allowance for credit losses - loans	21,754	2,135	(144)	59	23,804
Allowance for credit losses - off-balance sheet credit exposures	2,190	50	—	—	2,240
Total	$23,944	$2,185	$(144)	$59	$26,044

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	June 30, 2026
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$—	$—	$—	$—	$—
Related to loans collectively evaluated	17,333	9,055	1,141	542	28,071
Ending balance	$17,333	$9,055	$1,141	$542	$28,071

Loans:
Individually evaluated	$2,029	$1,904	$—	$—	$3,933
Loans collectively evaluated	941,143	838,015	98,534	17,310	1,895,002
Ending balance	$943,172	$839,919	$98,534	$17,310	$1,898,935

	December 31, 2025
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$123	$—	$—	$—	$123
Related to loans collectively evaluated	14,586	8,837	1,154	605	25,182
Ending balance	$14,709	$8,837	$1,154	$605	$25,305

Loans:
Individually evaluated	$6,074	$521	$—	$—	$6,595
Loans collectively evaluated	754,994	793,136	97,629	19,206	1,664,965
Ending balance	$761,068	$793,657	$97,629	$19,206	$1,671,560

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the  three and six months ended June 30, 2026 and 2025 was immaterial.

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

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (dollars in thousands):

June 30, 2026
	Other	Total
	Payment	Class Segment
	Delay	of Loans
Commercial:
Real estate	$1,730	0.37%
Commercial and industrial	—	—%
Construction	—	—%
Residential mortgages	—	—%
Home equity loans and lines	—	—%
Consumer	—	—%
	$1,730	0.09%

The modifications to borrowers experiencing financial difficulty during the three and the six months ended June 30, 2026 provided partial payment deferrals for a weighted average of 0.67 years.

There were no modifications to loans where the borrower is considered to be experiencing financial difficulty for the three and six months ended June 30, 2025.

The Company closely monitors the performance of the loans that are modified. The loans that were modified during the prior twelve months preceding June 30, 2026 were all performing within their modified terms with no payment defaults.

At June 30, 2026, loans modified to borrowers experiencing financial difficulty were on non-accrual status. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	June 30, 2026
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$2,029	$2,029	$—	$—
Commercial and industrial	752	—	—	—
Construction	—	—	—	—
Residential mortgages	5,128	1,904	—	—
Home equity loans and lines	1,196	—	—	—
Consumer	—	—	—	—
	$9,105	$3,933	$—	$—

	December 31, 2025
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$6,074	$5,231	$6	$—
Commercial and industrial	3	—	—	—
Construction	—	—	—	—
Residential mortgages	3,860	521	—	—
Home equity loans and lines	1,307	—	—	—
Consumer	—	—	—	—
	$11,244	$5,752	$6	$—

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

June 30, 2026
	Amortized Cost	Collateral Type
Commercial:
Real estate	$2,029	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	1,904	Residential real estate property
Home equity loans and lines	—
Consumer	—
$3,933

December 31, 2025
	Amortized Cost	Collateral Type
Commercial:
Real estate	$6,074	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	521	Residential real estate property
Home equity loans and lines	—
Consumer	—
$6,595

The following tables present the aging of the recorded investment in loans by class of loans (dollars in thousands):

	June 30, 2026
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$1	$2	$2,029	$2,032	$459,320	$461,352
Commercial and industrial	705	958	674	2,337	269,916	272,253
Construction	1,000	—	—	1,000	208,567	209,567
Residential mortgages	—	1,718	1,535	3,253	836,666	839,919
Home equity loans and lines	881	106	346	1,333	97,201	98,534
Consumer	2,557	23	—	2,580	14,730	17,310
Total	$5,144	$2,807	$4,584	$12,535	$1,886,400	$1,898,935

	December 31, 2025
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$1	$3	$6,080	$6,084	$460,365	$466,449
Commercial and industrial	23	—	—	23	124,872	124,895
Construction	—	—	—	—	169,724	169,724
Residential mortgages	—	2,322	471	2,793	790,864	793,657
Home equity loans and lines	660	216	392	1,268	96,361	97,629
Consumer	2,585	—	—	2,585	16,621	19,206
Total	$3,269	$2,541	$6,943	$12,753	$1,658,807	$1,671,560

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following table presents loans summarized by segment and class, and the risk category (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year								Revolving	Revolving
			2024						Loans	Loans
			Transition						Amortized	Converted
June 30, 2026	2026	2025	Period	2024	2023		Prior		Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$26,601	$66,458	$13,807	$49,013		$39,703		$259,500	$842	$—	$455,924
Special mention	—	—	—	—		476		699	—	—	1,175
Substandard	—	—	—	—		220		3,592	441	—	4,253
Doubtful	—	—	—	—		—		—	—	—	—
Total commercial real estate	$26,601	$66,458	$13,807	$49,013		$40,399		$263,791	$1,283	$—	$461,352

Current period gross charge-offs	$—	$—	$—	$—	$			$232	$—	$—	$232

Commercial and industrial
Risk Rating
Pass	$55,805	$81,566	$22,497	$21,582		$6,089		$8,453	$71,256	$—	$267,248
Special mention	—	—	—	—		—		—	788	—	788
Substandard	—	474	45	164		57		3,415	—	—	4,155
Doubtful	—	—	—	—		—		62	—	—	62
Total commercial and industrial	$55,805	$82,040	$22,542	$21,746		$6,146		$11,930	$72,044	$—	$272,253

Current period gross charge-offs	$—	$1,032	$113	$234		$9		$—	$—	$—	$1,388

Commercial construction
Risk Rating
Pass	$32,531	$36,175	$58,172	$44,657		$4,314		$32,218	$772	$—	$208,839
Special mention	—	—	—	—		—		—	—	—	—
Substandard	728	—	—	—		—		—	—	—	728
Doubtful	—	—	—	—		—		—	—	—	—
Total commercial construction	$33,259	$36,175	$58,172	$44,657		$4,314		$32,218	$772	$—	$209,567

Current period gross charge-offs	$—	$—	$—	$—		$—		$—	$—	$—	$—

Residential mortgages
Performing	$48,886	$176,293	$84,359	$159,044		$170,807		$195,251	$151	$—	$834,791
Non-performing	—	—		167		2,053		2,908	—	—	5,128
Total residential mortgages	$48,886	$176,293	$84,359	$159,211		$172,860		$198,159	$151	$—	$839,919

Current period gross charge-offs	$—	$—	$—	$—		$—		$—	$—	$—	$—

Home equity loans and lines of credit
Performing	$344	$2,711	$1,853	$4,470		$4,676		$20,414	$60,259	$2,611	$97,338
Non-performing	—	—	—	—		—		147	1,049	—	1,196
Total home equity loans and lines of credit	$344	$2,711	$1,853	$4,470		$4,676		$20,561	$61,308	$2,611	$98,534

Current period gross charge-offs	$—	$—	$—	$—		$—	$		$—	$—	$—

Consumer
Performing	$580	$1,450	$3,608	$2,651		$197		$3,066	$5,758	$—	$17,310
Non-performing	—	—	—	—		—		—	—	—	—
Total consumer	$580	$1,450	$3,608	$2,651		$197		$3,066	$5,758	$—	$17,310

Current period gross charge-offs	$27	$10	$—	$4		$—		$5	$—	$—	$46

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
		2024					Loans	Loans
		Transition					Amortized	Converted
December 31, 2025	2025	Period	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$58,001	$13,931	$49,810	$43,497	$53,003	$221,781	$804	$—	$440,827
Special mention	—	—	—	451	—	5,571	—	—	6,022
Substandard	—	—	—	224	2,072	15,442	1,018	—	18,756
Doubtful	—	—	—	—	—	844	—	—	844
Total commercial real estate	$58,001	$13,931	$49,810	$44,172	$55,075	$243,638	$1,822	$—	$466,449

Current period gross charge-offs	$—	$—	$—	$—	$69	$—	$—	$—	$69

Commercial and industrial
Risk Rating
Pass	$31,169	$9,030	$12,433	$3,588	$2,533	$7,307	$55,233	$—	$121,293
Special mention	—	—	—	—	—	1,382	—	—	1,382
Substandard	—	—	—	—	12	2,130	3	—	2,145
Doubtful	—	—	—	—	—	75	—	—	75
Total commercial and industrial	$31,169	$9,030	$12,433	$3,588	$2,545	$10,894	$55,236	$—	$124,895

Current period gross charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27

Commercial construction
Risk Rating
Pass	$34,766	$49,481	$46,500	$5,237	$18,007	$15,733	$—	$—	$169,724
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$34,766	$49,481	$46,500	$5,237	$18,007	$15,733	$—	$—	$169,724

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$144,861	$88,510	$172,024	$179,426	$38,112	$166,745	$119	$—	$789,797
Non-performing	—	—	495	1,104	483	1,778	—	—	3,860
Total residential mortgages	$144,861	$88,510	$172,519	$180,530	$38,595	$168,523	$119	$—	$793,657

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$—	$4

Home equity loans and lines of credit
Performing	$2,791	$2,214	$5,178	$5,141	$8,088	$14,306	$56,032	$2,572	$96,322
Non-performing	—	—	—	—	—	135	1,172	—	1,307
Total home equity loans and lines of credit	$2,791	$2,214	$5,178	$5,141	$8,088	$14,441	$57,204	$2,572	$97,629

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Consumer
Performing	$1,595	$4,265	$3,317	$303	$25	$2,910	$6,791	$—	$19,206
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,595	$4,265	$3,317	$303	$25	$2,910	$6,791	$—	$19,206

Current period gross charge-offs	$98	$—	$—	$6	$4	$1	$—	$—	$109

As of June 30, 2026 and December 31, 2025, the Company had pledged $814.8 million and $777.1 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At June 30, 2026, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $405.0 million, consisting of $202.5 million of interest rate swaps with commercial borrowers and $202.5 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At December 31, 2025, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $408.4 million, consisting of $204.2 million of interest rate swaps with commercial borrowers and $204.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. Derivative assets and derivative liabilities with the same counterparty are presented on a net basis when master netting agreements are in place. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	June 30, 2026
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$8,724	$8,724
Less: master netting arrangements	(270)	(270)
Less: cash collateral applied	(8,130)	—
Net amount	$324	$8,454

	December 31, 2025
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$7,919	$7,919
Less: master netting arrangements	(572)	(572)
Less: cash collateral applied	(6,480)	—
Net amount	$867	$7,347

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At June 30, 2026, the Company had received $8.1 million and deposited none as collateral for swap agreements with third-party counterparties. At December 31, 2025, the Company had received $6.5 million and deposited none as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE INCOME

Reclassifications out of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Income (Loss) Components	Other Comprehensive Income				Where Net Income is Presented
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amortization of defined benefit plan items (before tax):
Net actuarial gain	(307)	(137)	$(614)	$(274)	Other noninterest expense
Tax benefit	80	36	160	72	Income tax expense
Net of tax	(227)	(101)	(454)	(202)
Total reclassification for the period, net of tax	$(227)	$(101)	$(454)	$(202)

The balances and changes in the components of accumulated other comprehensive income, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2026:
Accumulated other comprehensive income as of April 1, 2026	$430	$12,451	$12,881
Other comprehensive loss before reclassifications	(516)	—	(516)
Amounts reclassified from accumulated other comprehensive income	—	(227)	(227)
Accumulated other comprehensive income (loss) as of June 30, 2026	$(86)	$12,224	$12,138

2025:
Accumulated other comprehensive income (loss) as of April 1, 2025	$(801)	$7,802	$7,001
Other comprehensive income before reclassifications	152	—	152
Amounts reclassified from accumulated other comprehensive income	—	(101)	(101)
Accumulated other comprehensive income (loss) as of June 30, 2025	$(649)	$7,701	$7,052

	For the Six Months Ended June 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2026:
Accumulated other comprehensive income as of January l, 2026	$1,355	$12,678	$14,033
Other comprehensive loss before reclassifications	(1,441)	—	(1,441)
Amounts reclassified from accumulated other comprehensive income	—	(454)	(454)
Accumulated other comprehensive income (loss) as of June 30, 2026	$(86)	$12,224	$12,138

2025:
Accumulated other comprehensive income (loss) as of January 1, 2025	$(2,360)	$7,903	$5,543
Other comprehensive income before reclassifications	1,711	—	1,711
Amounts reclassified from accumulated other comprehensive income	—	(202)	(202)
Accumulated other comprehensive income (loss) as of June 30, 2025	$(649)	$7,701	$7,052

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income were as follows (dollars in thousands):

	For the Three Months Ended
	June 30,
	2026	2025
Unrealized (losses) gains on securities:
Unrealized holdings (losses) gains arising during the period	$(184)	$54
Reclassification adjustment for (gains) losses included in net income	—	—
	(184)	54
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	(80)	(36)
	(80)	(36)
	$(264)	$18

	For the Six Months Ended
	June 30,
	2026	2025
Unrealized (losses) gains on securities:
Unrealized holdings (losses) gains arising during the period	$(511)	$607
Reclassification adjustment for (gains) losses included in net income	—	—
	(511)	607
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	(160)	(72)
	(160)	(72)
	$(671)	$535

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

Net periodic pension (income) cost included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$283	$301	$566	$602
Interest cost	533	570	1,066	1,140
Expected return on plan assets	(934)	(854)	(1,868)	(1,708)
Amortization of net actuarial gain	(281)	(118)	(562)	(236)
Net periodic pension (income) cost	$(399)	$(101)	$(798)	$(202)

The service cost component of the net periodic (income) cost is included in salaries and employee benefits and the interest cost, expected return on plan assets and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Contributions

For the three and six months ended June 30, 2026 and 2025, the Company made no cash contributions to the plan.

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

Net periodic post-retirement benefit (income) cost included the following components (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Service cost	$4	$4	$8	$8
Interest cost	14	16	28	32
Amortization of net actuarial gain	(26)	(19)	(52)	(38)
Net periodic post-retirement benefit (income) cost	$(8)	$1	$(16)	$2

The service cost component of the net periodic post-retirement benefit (income) cost is included in salaries and employee benefits and the interest cost and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at June 30, 2026 was $10.1 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of June 30,
	2026	2025
Allocated	300,039	266,188
Committed to be allocated	25,458	25,458
Unallocated	636,455	687,371
Total shares	961,952	979,017

Total compensation expense recognized in connection with the ESOP for the three and six months ended June 30, 2026 was $192,000 and $371,000, respectively.

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

	June 30, 2026
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$42,048	$330,414	$372,462
Standby letters of credit	—	26,479	26,479
	$42,048	$356,893	$398,941

	December 31, 2025
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$49,895	$300,183	$350,078
Standby letters of credit	—	27,398	27,398
	$49,895	$327,581	$377,476

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At June 30, 2026, approximately $323.6 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At June 30, 2026, approximately $186,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At June 30, 2026 and December 31, 2025, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at June 30, 2026 and December 31, 2025 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At June 30, 2026 and December 31, 2025, the Company had no commitments to sell loans to unrelated investors.

Concentrations of Credit

The Company primarily grants loans to customers located in the New York State counties of Albany, Greene, Rensselaer, Schenectady, Saratoga, and Warren. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the real estate and construction-related sectors of the economy, and general economic conditions in the Company’s market area. In addition the Bank’s subsidiary, Targeted Lending provides financing solutions nationwide for essential income-producing equipment to small and mid-sized businesses across diverse industries.

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses change over time, and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amount accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established and makes adjustments upward or downward, as appropriate. Excluding legal fees and expenses, litigation-related expense of $2.9 million was recognized for the three months ended June 30, 2026. Excluding legal fees and expenses, net litigation-related expense of $3.3 million was recognized for the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company reversed a previously recognized litigation-related accrued liability of $4.5 million related to a regulatory matter, reflecting recent developments. The reversal partially offset other litigation-related expense recognized during the six months ended June 30, 2026. No litigation-related expense was recognized for the three and six months ended June 30, 2025. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $18.1 million in excess of the accrued liability, if any, as of June 30, 2026. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible losses does not represent the Company’s maximum loss exposure.

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

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. Subsequently, Southwestern amended its complaint and added Granite Solutions Groupe, Inc. (“Granite Solutions”) as a plaintiff. The parties are asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, aiding and abetting conversion, and aiding and abetting fraud. The plaintiffs are seeking a monetary judgment of at least $39.0 million, allegedly comprised of compensatory damages in excess of $13.0 million, penalties and interest, treble damages, and punitive damages. The trial date is currently set for September 28, 2026.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On April 13, 2023, NatPay filed an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The trial date is currently set for September 28, 2026.

On January 20, 2022, Cachet Financial Services (“Cachet”), a third-party automated clearing house service provider filed an adversary proceeding complaint against the Pioneer Parties in the United States Bankruptcy Court for the Central District of California, Los Angeles Division (“Bankruptcy Court”). The parties were litigating Cachet’s claims for conversion, unjust enrichment, and money had and received, which were the claims that remained following motion practice with respect to Cachet’s second amended complaint in 2024. Cachet sought to recover approximately $8.5 million in alleged damages with respect to the remaining claims. On May 27, 2026, the Bankruptcy Court entered an order approving the parties’ May 22, 2026 stipulation of dismissal of the adversary proceeding in its entirety with prejudice, in light of the parties’ execution of a confidential settlement agreement and mutual releases resolving all claims they had against each other.

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

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. Chemung asserts that the Bank breached the participation agreement between the Bank and Chemung, engaged in fraudulent activities, engaged in constructive fraud, and further asserts claims for breach of contract, unjust enrichment, and breach of the covenant of good faith and fair dealing arising out of the Bank’s recovery of settlement proceeds in connection with the Bank’s claims against outside auditors for alleged professional malpractice in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries for the fiscal years 2010 to 2018. The complaint seeks to recover approximately $4.6 million and additional damages. Discovery has concluded, and the parties are awaiting briefing of dispositive motions pending the outcome of a confidential mediation.

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Repossessed assets consists of commercial business equipment.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		June 30, 2026 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	49,565	49,565	—	—
Mortgage-backed securities:
U.S. Government agency securities	44,776	—	44,776	—
Government-sponsored enterprises	37,156	—	37,156	—
Collateralized mortgage obligations:
U.S. Government agency securities	19,948	—	19,948	—
Government-sponsored enterprises	43,955	—	43,955	—
Municipal obligations	5,496	—	5,496	—
Total available for sale securities	200,896	49,565	151,331	—
Trading securities:
Municipal obligations	$21,984	$—	$21,984	$—
Equity securities	52	52	—	—
Total trading securities	22,036	52	21,984	—
Derivative assets (1)	8,724	—	8,724	—
Total	$231,656	$49,617	$182,039	$—

Liabilities:
Derivative liabilities (1)	$8,724	$—	$8,724	$—
Short positions: (2)
U.S. Treasury securities	12,411	12,411	—	—
Total	$21,135	$12,411	$8,724	$—

		Fair Value Measurements at
		December 31, 2025 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$54,752	$54,752	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	36,704	—	36,704	—
Government-sponsored enterprises	39,783	—	39,783	—
Collateralized mortgage obligations:
U.S. Government agency securities	21,383	—	21,383	—
Government-sponsored enterprises	48,290	—	48,290	—
Municipal obligations	19,519	—	19,519	—
Total available for sale securities	220,431	54,752	165,679	—
Derivative assets (1)	7,919	—	7,919	—
Total	$228,350	$54,752	$173,598	$—

Liabilities:
Derivative liabilities (1)	$7,919	$—	$7,919	$—
Total	$7,919	$—	$7,919	$—

(1)	Additional information regarding impact of netting derivative assets and derivative liabilities, as well as the impact of offsetting cash collateral can be found in Note 6 – Derivatives.
(2)	Included in other liabilities in the consolidated statement of condition.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
OREO and repossessed assets	297	—	—	297

December 31, 2025
Individually evaluated loans:
Commercial loans	$721	$—	$—	$721

Individually evaluated loans had a carrying amount of $844,000 with a valuation allowance of $123,000 resulting in an estimated fair value of $721,000 as of December 31, 2025.

The Company had no other real estate owned at June 30, 2026 and December 31, 2025. At June 30, 2026 the Company had $297,000 of repossessed assets which consisted of repossessed business equipment recorded at the lower of carrying amount or fair market value.

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

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	June 30, 2026
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$94,566	$94,566	$94,566		$—		$—
Securities available for sale	200,896	200,896	49,565		151,331		—
Securities held to maturity	44,766	43,826	—		43,826		—
Trading securities	22,036	22,036	52		21,984		—
FHLBNY and FRBNY stock	4,175	4,175	—		4,175		—
Net loans receivable	1,870,864	1,831,157	—		—		1,831,157
Accrued interest receivable	9,432	9,432	—		9,432		—
Derivative assets (1)	8,724	8,724	—		8,724		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,497,717	$1,497,717	$—		$1,497,717		$—
Time deposits	471,233	470,449	—		470,449		—
Mortgagors’ escrow deposits	12,135	12,135	—		12,135		—
Derivative liabilities (1)	8,724	8,724	—		8,724		—
Short positions (2)	12,411	12,411	12,411		—		—

	December 31, 2025
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$133,675	$133,675	$133,675		$—		$—
Securities available for sale	220,431	220,431	54,752		165,679		—
Securities held to maturity	41,521	40,175	—		40,175		—
FHLBNY and FRBNY stock	6,090	6,090	—		6,090		—
Net loans receivable	1,646,255	1,622,637	—		—		1,622,637
Accrued interest receivable	8,889	8,889	—		8,889		—
Derivative assets (1)	7,919	7,919	—		7,919		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,469,717	$1,469,717	$—		$1,469,717		$—
Time deposits	269,461	268,924	—		268,924		—
Mortgagors’ escrow deposits	9,129	9,129	—		9,129		—
FHLB advances	50,000	49,995	—		49,995		—
Derivative liabilities (1)	7,919	7,919	—		7,919		—

(1)	Additional information regarding impact of netting derivative assets and derivative liabilities, as well as the impact of offsetting cash collateral can be found in Note 6 – Derivatives.
(2)	Included in other liabilities in the consolidated statement of condition.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(Dollars in thousands)		(Dollars in thousands)
Noninterest Income
In scope
Insurance services	$628	$569	$1,031	$1,067
Wealth management services	2,175	1,944	4,243	3,772
Service charges on deposit accounts	654	611	1,276	1,205
Card services income	737	718	1,400	1,379
Other	69	132	157	202
Noninterest income in scope	4,263	3,974	8,107	7,625

Noninterest income out of scope	1,201	832	1,217	906

Total noninterest income	$5,464	$4,806	$9,324	$8,531

1

12.EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share:

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2026	2025	a	2026	2025

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$3,484	$6,451		$8,774	$12,214

Average number of common shares outstanding	24,674,765	25,204,671		24,701,539	25,424,796
Less: Average unallocated ESOP shares	642,820	693,735		649,184	700,100
Weighted-average number of common shares outstanding - basic	24,031,945	24,510,936		24,052,355	24,724,696
Add: Effect of dilutive stock options and restricted stock	299,104	56,392		273,366	52,605
Weighted-average number of common shares outstanding - diluted	24,331,049	24,567,328		24,325,721	24,777,301

Net earnings per common share:
Basic	$0.14	$0.26		$0.36	$0.49
Diluted	$0.14	$0.26		$0.36	$0.49

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 202,500 and 212,500 for the three and six months ended June 30, 2026, respectively, and were 852,500 for the three and six months ended June 30, 2025.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,”, “expand”, “extend”, “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	inflation and changes in market interest rates that could reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report, including associated legal expenses;
●	general economic conditions, either nationally or in our market area, that are worse than expected, including any resulting changes in consumer spending, borrowing and savings habits;
●	increased competition, including competition among other institutions within our market area as well as other non-traditional competitors;

●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies, including entering new markets successfully, capitalizing on growth opportunities, and attracting and retaining key employees;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, and any future FDIC insurance premium increases or special assessments;
●	our ability to manage market risk, credit risk and operational risk;
●	the imposition of tariffs or other domestic or international governmental polices;
●	our ability to successfully integrate into our operations any assets, liabilities, systems, personnel or customers we have or may in the future acquire such as our recent acquisitions of Targeted Lending Co., LLC, Reiser Consulting Group, Inc., Wyndham Benefits, LLC, and CAONY, Inc., including our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	fluctuations or adverse changes in the stock market, which may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;
●	certain events in the recent past involving the failure of financial institutions which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest, acts of war or terrorism or pandemics;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Non-interest Income. Our primary sources of non-interest income are banking fees and service charges, insurance and wealth management services income and net gains on sale of loans. Our non-interest income also includes net gains or losses on trading securities, other gains and losses, and miscellaneous income.

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

Recent Acquisitions:

Targeted Lending Co., LLC (“Targeted Lending”)

As we continue to execute on our business strategy, on April 24, 2026 we completed the acquisition of 100% of the membership interests of Targeted Lending, an independent equipment financing company with approximately $120 million of loans on its balance sheet.

Total consideration for the transaction was $144.1 million, comprised of $98.7 million to settle certain debt of Targeted Lending, cash of $43.8 million, and potential performance-based cash consideration (“Contingent Consideration”), which was determined to have a fair value of $1.6 million as of April 24, 2026. This Contingent Consideration can be earned over a three-year period commencing with the date of acquisition, and the potential payment of which ranges from zero to $3.0 million.

Targeted Lending, as a subsidiary of Pioneer Bank, National Association, will operate as the newly formed Specialty Financing division, expanding our commercial lending capabilities and extending our reach into nationwide equipment finance markets. Targeted Lending through its originator-centric equipment finance platform provides financing solutions for essential, income-producing equipment, offering loans to small and mid-sized businesses across diverse industries.

Expansion of Employee Benefits Division

On April 20, 2026, we completed the acquisitions of Reiser Consulting Group, Inc. and Wyndham Benefits, LLC. The acquisitions significantly increased the size of our Employee Benefits division and strengthens our ability to deliver expanded services and product offerings for both current and prospective clients.

Acquisition of The College Advisor of New York

On July 16, 2026, Pioneer completed the acquisition of CAONY, Inc., operating under the name of The College Advisors of New York, a specialized firm that helps families navigate the college search and admissions process with personalized guidance, hands on support, and assistance identifying colleges that are the right academic, personal, and financial fit.

These acquisitions further advance Pioneer’s “More Than a Bank” strategy by expanding our capabilities, diversifying revenue streams, and strengthening the value we deliver to clients.

As we look forward, our strategic focus remains clear: to deliver long-term value to our stockholders while serving the needs of our clients, employees, and communities. Our strategy of being “More Than a Bank” will continue to prioritize growth in key markets, disciplined lending, diversifying revenue streams and expanding our product and service offerings to meet evolving client needs.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $1.7 million, or 6.1%, as of June 30, 2026 assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

Business Combinations. The acquisition method of accounting generally requires that the identifiable assets acquired and liabilities assumed in business combinations are recorded at fair value as of the acquisition date. Goodwill represents the cost of the acquired business in excess of the fair value of the related net assets acquired. The determination of fair value often involves the use of internal or third-party valuation techniques, such as discounted cash flow analyses or appraisals. Particularly, the valuation techniques used to estimate the fair value of loans and the customer relationships intangible asset acquired in the Targeted Lending acquisition include assumptions that are inherently subjective. The valuation of acquired loans relied on a discounted cash flow approach applied on an individual loan basis, with certain pool level assumptions. This methodology segmented the acquired loan portfolio by loan type and incorporated specific key valuation assumptions, encompassing probability of default, loss given default, and the discount rate to ascertain the fair value of these assets. Given the inherent subjectivity and reliance on future cash flows and market conditions, this process involves considerable judgment and estimation uncertainty. In addition the fair value of the customer relationships intangible asset was estimated with an income approach using a multi-period excess earnings method which discounts expected future cash flows, taking into account historic customer attrition rates and contributory asset charges, among other factors. The fair value of the developed technologies intangible asset was estimated with an income approach using a relief from royalty method, taking into account attributable revenue and obsolescence patterns, among other factors.

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

	For the Three Months Ended June 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,818,475	$27,820	6.28%	$1,515,296	$22,332	6.04%
Securities	243,807	2,976	4.99%	352,910	3,942	4.56%
Interest-earning deposits, trading securities, and other	102,703	1,076	4.27%	64,516	732	4.63%
Total interest-earning assets	2,164,985	31,872	6.04%	1,932,722	27,006	5.72%
Non-interest-earning assets	152,514			128,283
Total assets	$2,317,499			$2,061,005

Interest-bearing liabilities:
Demand deposits	$144,684	$620	1.73%	$126,317	$686	2.20%
Savings deposits	248,900	79	0.13%	261,282	86	0.13%
Money market deposits	678,729	4,565	2.72%	632,085	4,555	2.92%
Certificates of deposit	364,237	3,340	3.73%	165,326	1,517	3.73%
Total interest-bearing deposits	1,436,550	8,604	2.42%	1,185,010	6,844	2.34%
Borrowings and other	50,957	415	3.31%	54,838	554	4.11%
Total interest-bearing liabilities	1,487,507	9,019	2.45%	1,239,848	7,398	2.41%
Non-interest-bearing deposits	467,209			479,570
Other non-interest-bearing liabilities	37,191			27,097
Total liabilities	1,991,907			1,746,515
Total shareholders' equity	325,592			314,490
Total liabilities and shareholders' equity	$2,317,499			$2,061,005
Net interest income		$22,853			$19,608
Net interest rate spread (1)			3.58%			3.31%
Net interest-earning assets (2)	$677,478			$692,874
Net interest margin (3)			4.30%			4.13%
Average interest-earning assets to interest-bearing liabilities	145.54%			155.88%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Six Months Ended June 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,749,069	$52,231	6.11%	$1,491,760	$43,502	5.97%
Securities	249,290	5,984	4.90%	355,029	7,723	4.44%
Interest-earning deposits and other	103,293	2,028	4.00%	72,215	1,629	4.60%
Total interest-earning assets	2,101,652	60,243	5.86%	1,919,004	52,854	5.63%
Non-interest-earning assets	145,934			132,124
Total assets	$2,247,586			$2,051,128

Interest-bearing liabilities:
Demand deposits	$152,536	$1,237	1.64%	$140,009	$1,400	2.03%
Savings deposits	248,908	161	0.13%	261,175	170	0.13%
Money market deposits	666,965	9,047	2.75%	615,483	8,777	2.90%
Certificates of deposit	305,376	5,511	3.67%	159,203	2,915	3.73%
Total interest-bearing deposits	1,373,785	15,956	2.36%	1,175,870	13,262	2.29%
Borrowings and other	41,187	688	3.40%	44,776	901	4.10%
Total interest-bearing liabilities	1,414,972	16,644	2.39%	1,220,646	14,163	2.35%
Non-interest-bearing deposits	469,934			489,394
Other non-interest-bearing liabilities	37,979			29,561
Total liabilities	1,922,885			1,739,601
Total shareholders' equity	324,701			311,527
Total liabilities and shareholders' equity	$2,247,586			$2,051,128
Net interest income		$43,599			$38,691
Net interest rate spread (1)			3.48%			3.28%
Net interest-earning assets (2)	$686,680			$698,358
Net interest margin (3)			4.23%			4.12%
Average interest-earning assets to interest-bearing liabilities	148.53%			157.21%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$4,594	$893	$5,487	$7,648	$1,081	$8,729
Securities	(1,322)	356	(966)	(3,726)	1,987	(1,739)
Interest-earning deposits, trading securities, and other	407	(63)	344	972	(572)	400
Total interest-earning assets	3,679	1,186	4,865	4,894	2,496	7,390

Interest-bearing liabilities:
Demand deposits	93	(159)	(66)	293	(456)	(163)
Savings deposits	(4)	(3)	(7)	(8)	(1)	(9)
Money market deposits	330	(321)	9	1,274	(1,003)	271
Certificates of deposit	1,824	(1)	1,823	2,725	(129)	2,596
Total interest-bearing deposits	2,243	(484)	1,759	4,284	(1,589)	2,695
Borrowings and other	(37)	(102)	(139)	(68)	(145)	(213)
Total interest-bearing liabilities	2,206	(586)	1,620	4,216	(1,734)	2,482
Change in net interest income	$1,473	$1,772	$3,245	$678	$4,230	$4,908

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets of $2.36 billion at June 30, 2026 increased $213.0 million, or 9.9%, from $2.15 billion at December 31, 2025. The increase was due primarily to an increase of $224.6 million, or 13.6%, in net loans receivable and an increase of $22.0 million, or 100.0%, in trading securities, offset in part by a decrease of $39.1 million, or 29.3% in cash and cash equivalents and a decrease of $19.5 million, or 8.9%, in securities available for sale.

Cash and Cash Equivalents. Total cash and cash equivalents of $94.6 million at June 30, 2026, decreased $39.1 million, or 29.3%, from $133.7 million at December 31, 2025.

Securities Available for Sale. Total securities available for sale of $200.9 million at June 30, 2026 decreased $19.5 million, or 8.9%, from $220.4 million at December 31, 2025. The decrease was primarily due to maturities, paydowns and calls of $45.8 million, offset in part by purchases of $28.0 million of securities during the six months ended June 30, 2026.

Securities Held to Maturity. Total securities held to maturity of $44.8 million at June 30, 2026 increased $3.3 million, or 7.8%, from $41.5 million at December 31, 2025. The increase was primarily due to purchases of $3.7 million during the six months ended June 30, 2026.

Trading Securities. Total trading securities was $22.0 million at June 30, 2026 compared to none at December 31, 2025. The increase in trading securities was a result of the commencement of operations of our broker-dealer subsidiary, Pioneer Capital Markets, Inc. in January 2026.

Net Loans Receivable. Net loans receivable of $1.87 billion at June 30, 2026 increased $224.6 million, or 13.6%, from $1.65 billion at December 31, 2025. The increase in net loans receivable was primarily a result of growth in the commercial and industrial loan portfolio which increased by $147.4 million, or 118.0%, to $272.3 million at June 30, 2026 from $124.9 million at December 31, 2025.  The residential mortgage loan portfolio increased by $46.2 million, or 5.8%, to $839.9 million at June 30, 2026 from $793.7 million at December 31, 2025 and the commercial construction loan portfolio increased by $39.9 million, or 23.5%, to $209.6 million at June 30, 2026 from $169.7 million at December 31, 2025, offset in part by a decrease in commercial real estate loans by $5.0 million, or 1.1%, to $461.4 million at June 30, 2026 from $466.4 million at December 31, 2025.

The increase in commercial and industrial loans was primarily due to the acquisition of Targeted Lending during the three months ended June 30, 2026. The increase in residential mortgage loans was primarily related to the Bank’s relationship with a third-party mortgage banking company which facilitated an increase in residential mortgage loan volume, despite the higher interest rate environment. The increase in commercial construction loans was due to funding of increased construction commitments. The decrease in commercial real estate loans was due to loan payoffs outpacing loan funding.

The following table presents our commercial real estate loan portfolio by industry sector at June 30, 2026.

	At June 30, 2026
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans:
Multi-family	$130,396	28.3%
Owner-occupied real estate:
Retail	22,859	5.0%
Office	16,235	3.5%
Warehouse	15,785	3.4%
Mixed use	6,446	1.4%
Accommodation and food service	4,887	1.1%
Other real estate	26,314	5.7%
Total owner-occupied real estate	92,526	20.1%
Non-owner occupied real estate:
Retail	37,547	8.1%
Accommodation and food service	80,851	17.5%
Office	23,278	5.0%
Warehouse	42,062	9.1%
Mixed use	33,102	7.2%
Other real estate	21,590	4.7%
Total non-owner occupied real estate	238,430	51.6%
Total commercial real estate loans	$461,352	100.0%

Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.

Deposits. Deposits of $1.97 billion at June 30, 2026 increased $229.8 million, or 13.2%, from $1.74 billion at December 31, 2025. By deposit category, certificates of deposits increased by $201.7 million, or 74.9%, to $471.2 million at June 30, 2026 from $269.5 million at December 31, 2025 (included in certificates of deposit were brokered deposits which increased by $174.5 million to $284.7 million at June 30, 2026 from $110.2 million at December 31, 2025), and money market accounts increased by $24.7 million, or 3.9%, to $658.2 million at June 30, 2026 from $633.5 million at December 31, 2025.

The increase in certificates of deposit was primarily due to an increase in brokered deposits, and by a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The increase in money market accounts was primarily due to a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The increase in brokered deposits was primarily to fund loan growth and the acquisition of Targeted Lending.

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	At June 30, 2026		At December 31, 2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$1,089,292	55.3%	$937,872	53.9%
Business deposits	347,117	17.7%	349,394	20.1%
Municipal deposits	532,541	27.0%	451,912	26.0%
Total	$1,968,950	100.0%	$1,739,178	100.0%

Uninsured deposits represents the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	At June 30, 2026	At December 31, 2025

	(In thousands)
Uninsured deposits, per regulatory requirements	$784,244	$771,944
Less: Affiliate deposits	27,207	30,759
Collateralized deposits	492,280	451,911
Uninsured deposits, after exclusions	$264,757	$289,274

Uninsured deposits after exclusions represented 13.4% and 16.6% of total deposits as of June 30, 2026 and December 31, 2025, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit.

Borrowings from Federal Home Loan Bank of New York (“FHLBNY”). There were no borrowings from FHLBNY at June 30, 2026, compared to $50.0 million at December 31, 2025. The decrease in borrowings from FHLBNY was due to the payoff of the borrowings during the six months ended June 30, 2026.

Total Shareholders’ Equity. Shareholders’ equity of $328.3 million at June 30, 2026 increased $4.4 million, or 1.4%, from $323.9 million at December 31, 2025 primarily as a result of net income of $8.8 million, offset in part by a decrease in accumulated other comprehensive income of $1.9 million and by the repurchase of common stock of $3.6 million.

Comparison of Operating Results for the Three Months Ended June 30, 2026 and June 30, 2025

General.  Net income decreased by $3.0 million to $3.5 million for the three months ended June 30, 2026 as compared to $6.5 million for the three months ended June 30, 2025. The decrease was primarily due to an increase in non-interest expense of $7.5 million, partially offset by an increase in net interest income of $3.3 million, an increase of non-interest income of $658,000, and a decrease in income tax expense of $385,000.

Interest and Dividend Income.  Interest and dividend income increased $4.9 million, or 18.0%, to $31.9 million for the three months ended June 30, 2026, from $27.0 million for the three months ended June 30, 2025. The increase was the result of a 32 basis points increase in the average yield on interest-earning assets to 6.04% for the three months ended June 30, 2026, from 5.72% for the three months ended June 30, 2025. The increase in the average yield on interest-earning assets was driven by market-related increases in interest rates on new loans and on investment securities and loans acquired from the Targeted Lending acquisition. Average interest-earning assets increased by $232.2 million from $1.93 billion for the three months ended June 30, 2025 to $2.16 billion for the three months ended June 30, 2026 primarily due to the increase in the average balance of loans.

Interest income on loans increased $5.5 million, or 24.6%, to $27.8 million for the three months ended June 30, 2026 from $22.3 million for the three months ended June 30, 2025. Interest income on loans increased due to a $303.2 million increase in the average balance of loans to $1.82 billion for the three months ended June 30, 2026 from

$1.52 billion for the three months ended June 30, 2025 and a 24 basis points increase in the average yield on loans to 6.28% for the three months ended June 30, 2026 from 6.04% for the three months ended June 30, 2025. The increase in the average balance of loans was primarily due to the acquisition of Targeted Lending during the three months ended June 30, 2026 and by purchases of residential mortgage loans and increased originations of commercial construction loans. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans and the acquisition of Targeted Lending during the three months ended June 30, 2026.

Interest income on securities decreased $966,000, or 24.5%, to $3.0 million for the three months ended June 30, 2026 from $3.9 million for the three months ended June 30, 2025. Interest income on securities decreased due to a $109.1 million decrease in the average balance of securities to $243.8 million for the three months ended June 30, 2026 from $352.9 million for the three months ended June 30, 2025, partially offset by a 43 basis points increase in the average yield on securities to 4.99% for the three months ended June 30, 2026 from 4.56% for the three months ended June 30, 2025. The decrease in the average balance of securities was due to the maturities of U.S. government and agency and municipal obligation securities, outpacing purchases during the three months ended June 30, 2026. The increase in the average yield of securities was primarily due to the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks, trading securities, and other increased $344,000 to $1.1 million for the three months ended June 30, 2026 from $732,000 for the three months ended June 30, 2025. Interest income on interest-earning deposits with banks, trading securities, and other increased due to a $38.2 million increase in the average balances to $102.7 million for the three months ended June 30, 2026 from $64.5 million for the three months ended June 30, 2025, primarily due to an increase in the average balance of trading securities and interest-earning deposits with banks, partially offset by an 36 basis points decrease in the average yield to 4.27% for the three months ended June 30, 2026 from 4.63% for the three months ended June 30, 2025 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $1.6 million, or 21.9%, to $9.0 million for the three months ended June 30, 2026 from $7.4 million for the three months ended June 30, 2025, primarily as a result of an increase in interest expense on deposits. The increase was primarily due to a four basis points increase in the average cost of interest-bearing liabilities to 2.45% for the three months ended June 30, 2026 from 2.41% for the three months ended June 30, 2025, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $1.8 million, or 25.7%, to $8.6 million for the three months ended June 30, 2026 from $6.8 million for the three months ended June 30, 2025. Interest expense on interest-bearing deposits increased primarily due to an eight basis points increase in the average cost of interest-bearing deposits to 2.42% for the three months ended June 30, 2026 from 2.34% for the three months ended June 30, 2025 and an increase in average interest-bearing deposits of $251.5 million to $1.44 billion for the three months ended June 30, 2026 from $1.19 billion for the three months ended June 30, 2025. The increase in the average cost of interest-bearing deposits was primarily due to a shift in the mix of deposits towards higher cost interest-bearing deposit accounts. The increase in the average balance of interest-bearing deposits was primarily due to higher average money market and certificates of deposit balances. The increase in certificates of deposit balances was the result of an increase in brokered deposits.

Interest expense on borrowings and other liabilities decreased $139,000 to $415,000 for the three months ended June 30, 2026 from $554,000 for the three months ended June 30, 2025 due primarily to a decrease in average cost of borrowings and other liabilities of 80 basis points to 3.31% for the three months ended June 30, 2026 from 4.11% for the three months ended June 30, 2025 and by a decrease in the average borrowings and other liabilities of $3.8 million to $51.0 million for the three months ended June 30, 2026 from $54.8 million for the three months ended June 30, 2025.

Net Interest Income.  Net interest income of $22.9 million for the three months ended June 30, 2026 increased $3.3 million, or 16.5%, compared to $19.6 million for the three months ended June 30, 2025 as net interest margin increased 17 basis points to 4.30% for the three months ended June 30, 2026 from 4.13% for the three months ended June 30, 2025, partially offset by a decrease in net interest-earning assets of $15.4 million to $677.5 million for the three months ended June 30, 2026 from $692.9 million for the three months ended June 30, 2025. Net interest rate spread increased 27 basis points to 3.58% for the three months ended June 30, 2026 from 3.31% for the three months ended June 30, 2025.

Provision for Credit Losses.  The provision for credit losses was $1.4 million for the three months ended June 30, 2026, as compared to a provision for credit losses of $1.6 million for the three months ended June 30, 2025. The decrease in the provision for credit losses for the three months ended June 30, 2026 was primarily due to improvement in the loan portfolio credit quality, offset by growth in the loan portfolio and an increase in net charge-offs for the three months ended June 30, 2026.

Non-Interest Income.  Non-interest income increased $658,000, or 13.7%, to $5.5 million for the three months ended June 30, 2026 as compared to $4.8 million for the three months ended June 30, 2025. The increase in noninterest income for the three months ended June 30, 2026 was primarily due to an increase in insurance and wealth management services income, an increase in bank fees and service charges, and an increase in net gain on sale of loans, offset in part by a decrease in other noninterest income. The increase in insurance and wealth management services income was as a result of organic growth related to our wealth management services and the acquisition of Brown Financial Management Group during the three months ended December 31, 2025. The increase in bank fees and service charges and net gain on sale of loans was a result of the acquisition of Targeted Lending during the three months ended June 30, 2026. The decrease in other noninterest income was primarily due to $550,000 of bank-owned life insurance income as a result of a death benefit recognized during the three months ended June 30, 2025.

Non-Interest Expense.  Non-interest expense increased $7.5 million, or 50.6%, to $22.2 million for the three months ended June 30, 2026 as compared to $14.7 million for the three months ended June 30, 2025. The increase in noninterest expense for the three months ended June 30, 2026 was primarily due to an increase in professional fees, an increase in salaries and employee benefits, and an increase in other noninterest expense. The increase in professional fees for the three months ended June 30, 2026 was primarily due to higher legal fees and expenses and partially related to expenses in connection with the completion of our recent acquisitions described above during the three months ended June 30, 2026. Salaries and employee benefits increased for the three months ended June 30, 2026 primarily due to compensation expense from annual merit increases and an increase in the number of employees from acquisitions completed during the three months ended June 30, 2026. The increase in other non-interest expense for the three months ended June 30, 2026 was primarily due to an increase of $2.9 million in litigation-related expense (see Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” for details).

Income Tax Expense. Income tax expense decreased $385,000 to $1.3 million for the three months ended June 30, 2026 as compared to $1.7 million for the three months ended June 30, 2025. Our effective tax rate was 27.2% for the three months ended June 30, 2026 compared to 20.7% for the three months ended June 30, 2025. The increase in the effective tax rate for the three months ended June 30, 2026 was due to an increase in non-deductible expenses.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and June 30, 2025

General.  Net income decreased by $3.4 million to $8.8 million for the six months ended June 30, 2026 as compared to $12.2 million for the six months ended June 30, 2025. The decrease was primarily due to an increase in non-interest expense of $11.0 million, partially offset by an increase in net interest income of $4.9 million, an increase of non-interest income of $793,000, and a decrease in income tax expense of $1.6 million.

Interest and Dividend Income.  Interest and dividend income increased $7.3 million, or 14.0%, to $60.2 million for the six months ended June 30, 2026, from $52.9 million for the six months ended June 30, 2025. The increase was the result of a 23 basis points increase in the average yield on interest-earning assets to 5.86% for the six months ended June 30, 2026, from 5.63% for the six months ended June 30, 2025. The increase in the average yield on interest-earning assets was driven by market-related increases in interest rates on new loans and on investment securities and loans acquired from the Targeted Lending acquisition. Average interest-earning assets increased by $182.6 million from $1.92 billion for the six months ended June 30, 2025 to $2.10 billion for the six months ended June 30, 2026 primarily due to the increase in the average balance of loans.

Interest income on loans increased $8.7 million, or 20.1%, to $52.2 million for the six months ended June 30, 2026 from $43.5 million for the six months ended June 30, 2025. Interest income on loans increased due to a $257.3 million increase in the average balance of loans to $1.75 billion for the six months ended June 30, 2026 from $1.49 billion for the six months ended June 30, 2025 and a 14 basis points increase in the average yield on loans to 6.11% for the six months ended June 30, 2026 from 5.97% for the six months ended June 30, 2025. The increase in the average balance of loans was primarily due to the acquisition of Targeted Lending during the six months ended June 30, 2026 and by purchases of residential mortgage loans and increased originations of commercial construction loans. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans and the acquisition of Targeted Lending during the six months ended June 30, 2026.

Interest income on securities decreased $1.7 million, or 22.5%, to $6.0 million for the six months ended June 30, 2026 from $7.7 million for the six months ended June 30, 2025. Interest income on securities decreased due to a $105.7 million decrease in the average balance of securities to $249.3 million for the six months ended June 30, 2026 from $355.0 million for the six months ended June 30, 2025, partially offset by a 46 basis points increase in the average yield on securities to 4.90% for the six months ended June 30, 2026 from 4.44% for the six months ended June 30, 2025. The decrease in the average balance of securities was due to the maturities of U.S. government and agency and municipal obligation securities, outpacing purchases during the six months ended June 30, 2026. The increase in the average yield of securities was primarily due to the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks, trading securities, and other increased $399,000 to $2.0 million for the six months ended June 30, 2026 from $1.6 million for the six months ended June 30, 2025. Interest income on interest-earning deposits with banks, trading securities, and other increased due to a $31.1 million increase in the average balances to $103.3 million for the six months ended June 30, 2026 from $72.2 million for the six months ended June 30, 2025, primarily due to an increase in the average balance of trading securities and interest-earning deposits with banks, partially offset by a 60 basis points decrease in the average yield to 4.00% for the six months ended June 30, 2026 from 4.60% for the six months ended June 30, 2025 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $2.4 million, or 17.5%, to $16.6 million for the six months ended June 30, 2026 from $14.2 million for the six months ended June 30, 2025, primarily as a result of an increase in interest expense on deposits. The increase was primarily due to a four basis points increase in the average cost of interest-bearing liabilities to 2.39% for the six months ended June 30, 2026 from 2.35% for the six months ended June 30, 2025, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $2.7 million, or 20.3%, to $16.0 million for the six months ended June 30, 2026 from $13.3 million for the six months ended June 30, 2025. Interest expense on interest-bearing deposits increased primarily due to a seven basis points increase in the average cost of interest-bearing deposits to 2.36% for the six months ended June 30, 2026 from 2.29% for the six months ended June 30, 2025, and an increase in average interest-bearing deposits of $197.9 million to $1.37 billion for the six months ended June 30, 2026 from $1.18 billion for the six months ended June 30, 2025. The increase in the average cost of interest-bearing deposits was primarily due to a shift in the mix of deposits towards higher cost interest-bearing deposit accounts. The increase in the average balance of interest-bearing deposits was primarily due to higher average money market and certificates of deposit balances. The increase in certificates of deposit balances was the result of an increase in brokered deposits.

Interest expense on borrowings and other liabilities decreased $213,000 to $688,000 for the six months ended June 30, 2026 from $901,000 for the six months ended June 30, 2025 due primarily to a decrease in average cost of borrowings and other liabilities of 70 basis points to 3.40% for the six months ended June 30, 2026 from 4.10% for the six months ended June 30, 2025 and by a decrease in the average borrowings and other liabilities of $3.6 million to $41.2 million for the six months ended June 30, 2026 from $44.8 million for the six months ended June 30, 2025.

Net Interest Income.  Net interest income of $43.6 million for the six months ended June 30, 2026 increased $4.9 million, or 12.7%, compared to $38.7 million for the six months ended June 30, 2025 as net interest margin increased 11 basis points to 4.23% for the six months ended June 30, 2026 from 4.12% for the six months ended June 30, 2025, partially offset by a decrease in net interest-earning assets of $11.7 million to $686.7 million for the six months ended June 30, 2026 from $698.4 million for the six months ended June 30, 2025. Net interest rate spread increased 20 basis points to 3.48% for the six months ended June 30, 2026 from 3.28% for the six months ended June 30, 2025.

Provision for Credit Losses.  The provision for credit losses was $2.1 million for the six months ended June 30, 2026, as compared to a provision for credit losses of $2.4 million for the six months ended June 30, 2025. The decrease in the provision for credit losses for the six months ended June 30, 2026 was primarily due to improvement in the loan portfolio credit quality, offset by growth in the loan portfolio and an increase in net charge-offs for the six months ended June 30, 2026.

Non-Interest Income.  Non-interest income increased $793,000, or 9.3%, to $9.3 million for the six months ended June 30, 2026 as compared to $8.5 million for the six months ended June 30, 2025. The increase in noninterest income for the six months ended June 30, 2026 was primarily due to an increase in insurance and wealth management services income, an increase in bank fees and service charges, and an increase in net gain on sale of loans, offset in part by a decrease in other noninterest income. The increase in insurance and wealth management services income was as a result of organic growth related to our wealth management services and the acquisition of Brown Financial Management Group during the three months ended December 31, 2025. The increase in bank fees and service charges and net gain on sale of loans was a result of the acquisition of Targeted Lending during the six months ended June 30, 2026. The decrease in other noninterest income was primarily due to $550,000 of bank-owned life insurance income as a result of a death benefit recognized during the six months ended June 30, 2025.

Non-Interest Expense.  Non-interest expense increased $11.0 million, or 37.5%, to $40.3 million for the six months ended June 30, 2026 as compared to $29.3 million for the six months ended June 30, 2025. The increase in noninterest expense for the six months ended June 30, 2026 was primarily due to an increase in professional fees, an increase in salaries and employee benefits, and an increase in other noninterest expense. The increase in professional fees for the six months ended June 30, 2026 was primarily due to higher legal fees and expenses and partially related to the expenses in connection with the completion of our recent acquisitions described above during the three months ended June 30, 2026. Salaries and employee benefits increased for the six months ended June 30, 2026 primarily due to compensation expense from annual merit increases and an increase in the number of employees from acquisitions completed during the six months ended June 30, 2026. The increase other non-interest expense for the six months ended June 30, 2026 was primarily due to a net increase of $3.3 million in litigation-related expense (see Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” for details).

Income Tax Expense. Income tax expense decreased $1.6 million to $1.7 million for the six months ended June 30, 2026 as compared to $3.3 million for the six months ended June 30, 2025. Our effective tax rate was 16.4% for the six months ended June 30, 2026 compared to 21.5% for the six months ended June 30, 2025. The decrease in the effective tax rate for the six months ended June 30, 2026 was primarily due to a discrete tax item related to a reversal of an accrued liability for a previously non-deductible expense, offset in part by an increase in non-deductible expenses.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$2,029	$6,074
Commercial and industrial	752	3
Commercial construction	—	—
Residential mortgages	5,128	3,860
Home equity loans and lines of credit	1,196	1,307
Consumer	—	—
Total non-accrual loans	9,105	11,244

Accruing loans past due 90 days or more:
Commercial real estate	—	6
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	6

Real estate owned	—	—
Repossessed assets	297	—

Total non-performing assets	$9,402	$11,250

Total non-performing loans to total loans	0.48%	0.67%
Total non-performing assets to total assets	0.40%	0.52%

Non-accrual loans decreased $2.1 million to $9.1 million at June 30, 2026 from $11.2 million at December 31, 2025 primarily due to paydowns of $2.7 million on a commercial real estate loan relationship secured by multiple office, warehouse and industrial properties during the six months ended June 30, 2026, the payoff of a $820,000 commercial real estate loan and the paydown and partial charge-off of a $844,000 commercial real estate loan that was secured by manufactured housing parks. The decrease in non-accrual loans was partially offset by an increase in commercial and industrial non-accrual equipment loans as a result of the Targeted Lending acquisition and an increase in non-accrual residential mortgages.

At June 30, 2026, repossessed assets consisted of repossessed business equipment recorded at the lower of carrying amount or fair market value less estimated cost to sell.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025

	(In thousands)
Classification of Loans:
Substandard	$15,460	$26,068
Doubtful	62	919
Loss	—	—
Total Classified Loans	$15,522	$26,987
Special Mention	$1,963	$7,404

Total substandard loans decreased $10.6 million to $15.5 million at June 30, 2026 from $26.1 million at December 31, 2025 primarily due to the migration from the substandard category to the pass category of a $6.4 million commercial real estate loan as a result of being refinanced to a new ownership group, and due to paydowns of $2.6 million on a commercial real estate loan relationship secured by multiple office, warehouse and industrial properties during the six months ended June 30, 2026.

Total special mention loans decreased by $5.4 million to $2.0 million at June 30, 2026 from $7.4 million at December 31, 2025 primarily due to the migration from the special mention category to the pass category of a $4.9 million commercial real estate loan secured by senior housing property.

Total doubtful loans decreased by $857,000 to $62,000 at June 30, 2026 from $919,000 at December 31, 2025 primarily due to the paydown and partial charge-off of a $844,000 commercial real estate loan that was secured by manufactured housing parks.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Six Months Ended June 30,
	2026	2025

	(Dollars in thousands)
Allowance at beginning of period	$25,305	$21,754

Allowance for credit losses on purchased seasoned loans	2,172	—
Allowance for credit losses on purchased credit deteriorated loans	402	—

Provision for credit losses	1,700	2,135

Charge offs:
Commercial real estate	232	69
Commercial and industrial	1,388	—
Commercial construction	—	—
Residential mortgages	—	4
Home equity loans and lines of credit	—	23
Consumer	46	48
Total charge-offs	1,666	144

Recoveries:
Commercial real estate	—	—
Commercial and industrial	133	15
Commercial construction	—	—
Residential mortgages	5	32
Home equity loans and lines of credit	—	—
Consumer	20	12
Total recoveries	158	59

Net charge-offs	1,508	85

Allowance at end of period	$28,071	$23,804

Allowance to non-performing loans	308.30%	218.63%
Allowance to total loans outstanding at the end of the period	1.48%	1.52%
Net charge-offs (recoveries) to average loans outstanding during the period (1)
Commercial real estate	0.10%	0.03%
Commercial and industrial	1.70%	(0.03)%
Commercial construction	—%	—%
Residential mortgages	—%	(0.01)%
Home equity loans and lines of credit	—%	0.05%
Consumer	0.22%	0.31%
Total	0.17%	0.01%
(1)	Annualized.

The increase in net charge-offs for the six months ended June 30, 2026 was primarily due to an increase in commercial and industrial loan net charge-offs due to an $854,000 charge-off related to one commercial borrower, as well as net charge-offs on the acquired Targeted Lending loans during the three months ended June 30, 2026. The increase in commercial real estate net charge-offs was due to an $232,000 charge-off on a previously non-accrual loan that was secured by manufactured housing parks.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the FHLBNY. At June 30, 2026, we had the ability to borrow up to $653.4 million from the FHLBNY, of which none was utilized for borrowings and $297.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At June 30, 2026, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets.

We cannot accurately predict what the impact of the events described in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. See “Part II, Item 1 – Legal Proceedings” and “Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” elsewhere in this report for more information. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss is $0 to $18.1 million in excess of the accrued liability, if any, as of June 30, 2026. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of June 30, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At June 30, 2026, cash and cash equivalents totaled $94.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $200.9 million at June 30, 2026.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of June 30, 2026 totaled $465.1 million, or 23.6%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”). At June 30, 2026, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” Effective July 1, 2026, the OCC revised the minimum capital for the community bank leverage ratio to 8.00%. As of June 30, 2026, the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

As of June 30, 2026, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of June 30, 2026

Tier 1 (leverage) capital	$223,620	9.97%	$89,682	4.00%	N/A	N/A	$112,103	5.00%
Risk-based capital
Common Tier 1	$223,620	13.22%	$76,096	4.50%	$118,372	7.00%	$109,917	6.50%
Tier 1	$223,620	13.22%	$101,462	6.00%	$143,738	8.50%	$135,283	8.00%
Total	$244,879	14.48%	$135,283	8.00%	$177,558	10.50%	$169,103	10.00%

As of December 31, 2025

Tier 1 (leverage) capital	$240,647	11.53%	$83,492	4.00%	N/A	N/A	$104,365	5.00%
Risk-based capital
Common Tier 1	$240,647	16.30%	$66,441	4.50%	$103,353	7.00%	$95,970	6.50%
Tier 1	$240,647	16.30%	$88,588	6.00%	$125,500	8.50%	$118,117	8.00%
Total	$259,218	17.56%	$118,117	8.00%	$155,029	10.50%	$147,647	10.00%

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

At June 30, 2026, we had $372.5 million of commitments to originate or purchase loans, comprised of $238.2 million of commitments under commercial loans and lines of credit (including $100.0 million of unadvanced portions of commercial construction loans), $84.7 million of commitments under home equity loans and lines of credit, $42.7 million of commitments to purchase residential mortgage loans and $6.9 million of unfunded commitments under consumer lines of credit. In addition, at June 30, 2026, we had $26.5 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2026, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the six months ended June 30, 2026.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2026:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased (1)	Share	Programs	Programs (2)
April 1 through April 30, 2026	-	$-	-	1,254,027
May 1 through May 31, 2026	242,008	14.85	231,609	1,022,418
June 1 through June 30, 2026	-	-	-	1,022,418
Total	242,008	$14.85	231,609	1,022,418

(1)	10,399 shares purchased represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals upon vesting.
(2)	On December 17, 2025, the Company announced the adoption of its second stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,254,027 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and six months ended June 30, 2026, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

Mar
August 10, 2026	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

August 10, 2026	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer