Form 10-Q
period 2026-09-30
Pioneer Bancorp, Inc./MD
filed 2026-11-06
CIK 1769663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026 there were 24,848,587 shares outstanding of the registrant’s common stock.

PIONEER BANCORP, INC.

PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION (unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$70,110	$29,835
Federal funds sold	2,496	2,800
Interest-earning deposits with banks	163,259	101,040
Cash and cash equivalents	235,865	133,675
Securities available for sale, at fair value	215,322	220,431
Securities held to maturity, net of allowance for credit losses of $501 at September 30, 2026 and $452 at December 31, 2025 (fair value of $42,876 at September 30, 2026 and $40,175 at December 31, 2025)	45,779	41,521
Trading securities, at fair value	19,816	—
Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock	7,728	6,090
Loans receivable	1,964,841	1,671,560
Allowance for credit losses	(28,314)	(25,305)
Net loans receivable	1,936,527	1,646,255
Accrued interest receivable	10,453	8,889
Premises and equipment, net	36,397	35,576
Bank-owned life insurance	15,325	15,306
Goodwill	27,224	9,599
Other intangible assets, net	12,171	2,711
Other assets	36,142	30,631
Total assets	$2,598,749	$2,150,684

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing deposits	$536,408	$456,114
Interest bearing deposits	1,594,421	1,283,064
Total deposits	2,130,829	1,739,178
Mortgagors’ escrow deposits	4,674	9,129
Borrowings from Federal Home Loan Bank of New York	75,000	50,000
Other liabilities	64,951	28,516
Total liabilities	2,275,454	1,826,823

Commitments and contingent liabilities – See Note 9

Shareholders’ Equity
Preferred stock ($0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2026 and December 31, 2025)	—	—
Common stock ($0.01 par value, 75,000,000 shares authorized 24,848,587 and 25,072,214 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	248	251
Additional paid in capital	116,781	115,400
Retained earnings	208,281	203,045
Unallocated common stock of Employee Stock Ownership Plan (“ESOP”)	(8,357)	(8,868)
Accumulated other comprehensive income	6,342	14,033
Total shareholders’ equity	323,295	323,861
Total liabilities and shareholders’ equity	$2,598,749	$2,150,684

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans	$30,009	$23,860	$82,240	$67,362
Securities	3,017	3,792	9,001	11,515
Interest-earning deposits with banks and other	660	635	2,688	2,264
Total interest and dividend income	33,686	28,287	93,929	81,141

Interest expense:
Deposits	9,383	7,022	25,339	20,284
Borrowings and other	689	1,062	1,377	1,963
Total interest expense	10,072	8,084	26,716	22,247
Net interest income	23,614	20,203	67,213	58,894
Provision for credit losses	1,320	785	3,450	3,135
Net interest income after provision for credit losses	22,294	19,418	63,763	55,759

Noninterest income:
Bank fees and service charges	2,222	1,549	5,528	4,522
Insurance and wealth management services	3,037	2,225	8,311	7,064
Net gain on sale of loans	509	—	696	—
Other	(260)	41	297	760
Total noninterest income	5,508	3,815	14,832	12,346

Noninterest expense:
Salaries and employee benefits	10,304	8,556	29,005	25,356
Net occupancy and equipment	2,065	1,856	6,179	5,644
Data processing	1,117	1,057	3,373	2,795
Advertising and marketing	339	239	915	788
Insurance premiums	307	248	849	744
Federal Deposit Insurance Corporation insurance premiums	561	230	1,053	681
Professional fees	5,858	1,927	14,534	5,707
Litigation-related expense	6,200	2,550	9,450	2,550
Other	984	961	2,679	2,677
Total noninterest expense	27,735	17,624	68,037	46,942
Income before income taxes	67	5,609	10,558	21,163
Income tax (benefit) expense	(18)	1,279	1,699	4,619
Net income	$85	$4,330	$8,859	$16,544

Net earnings per common share:
Basic	$—	$0.18	$0.37	$0.67
Diluted	$—	$0.18	$0.36	$0.67

Weighted average shares outstanding – basic	23,963,551	24,470,461	24,032,266	24,566,729
Weighted average shares outstanding – diluted	24,338,304	24,593,205	24,346,430	24,627,387

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$85	$4,330	$8,859	$16,544

Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(7,540)	1,719	(9,492)	4,037
Tax (benefit) expense	(1,971)	449	(2,482)	1,056
	(5,569)	1,270	(7,010)	2,981
Defined benefit plans:
Reclassification adjustment for amortization of net actuarial gain	(307)	(137)	(921)	(411)
	(307)	(137)	(921)	(411)
Tax benefit	(80)	(36)	(240)	(108)
	(227)	(101)	(681)	(303)
Total other comprehensive (loss) income	(5,796)	1,169	(7,691)	2,678
Comprehensive (loss) income	$(5,711)	$5,499	$1,168	$19,222

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(in thousands, except share amounts)

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income (Loss)	Equity

Balance as of January 1, 2026	25,072,214	$251	$115,400	$203,045	$(8,868)	$14,033	$323,861
Net income	—	—	—	5,290	—	—	5,290
Other comprehensive loss	—	—	—	—	—	(1,152)	(1,152)
ESOP shares committed to be released (12,729 shares)	—	—	9	—	170	—	179
Stock-based compensation expense	—	—	360	—	—	—	360
Purchase of employee restricted shares to fund statutory tax withholding	(413)	—	—	—	—	—	—
Stock options exercised	5,000	—	47	—	—	—	47
Balance as of March 31, 2026	25,076,801	$251	$115,816	$208,335	$(8,698)	$12,881	$328,585

Net income	—	—	—	3,484	—	—	3,484
Other comprehensive loss	—	—	—	—	—	(743)	(743)
ESOP shares committed to be released (12,729 shares)	—	—	22	—	170	—	192
Stock-based compensation expense	—	—	446	—	—	—	446
Restricted stock awards granted	5,000	—	—	—	—	—	—
Stock options exercised, net	1,870	—	—	—	—	—	—
Purchase of employee restricted shares to fund statutory tax withholding	(10,399)	—	—	(156)	—	—	(156)
Repurchases of common stock	(231,609)	(3)	—	(3,467)	—	—	(3,470)
Balance as of June 30, 2026	24,841,663	$248	$116,284	$208,196	$(8,528)	$12,138	$328,338

Net income	—	—	—	85	—	—	85
Other comprehensive loss	—	—	—	—	—	(5,796)	(5,796)
ESOP shares committed to be released (12,729 shares)	—	—	52	—	171	—	223
Stock-based compensation expense	—	—	398	—	—	—	398
Restricted stock awards granted, net of forfeitures	2,000	—	—	—	—	—	—
Stock options exercised, net	5,337	—	47	—	—	—	47
Purchase of employee restricted shares to fund statutory tax withholding	(413)	—	—	—	—	—	—
Balance as of September 30, 2026	24,848,587	$248	$116,781	$208,281	$(8,357)	$6,342	$323,295

See accompanying notes to unaudited consolidated financial statements.

			Additional		Unallocated	Accumulated Other	Total
	Common Stock		Paid in	Retained	Common	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Stock of ESOP	Income	Equity

Balance as of January 1, 2025	25,978,904	$260	$114,113	$194,188	(9,551)	$5,543	$304,553
Net income	—	—	—	5,763	—	—	5,763
Other comprehensive income	—	—	—	—	—	1,458	1,458
ESOP shares committed to be released (12,729 shares)	—	—	(23)	—	171	—	148
Stock-based compensation expense	—	—	351	—	—	—	351
Restricted stock awards granted	5,000	—	—	—	—	—	—
Repurchases of common stock	(130,813)	(2)	—	(1,570)	—	—	(1,572)
Balance as of March 31, 2025	25,853,091	$258	$114,441	$198,381	$(9,380)	$7,001	$310,701

Net income	—	—	—	6,451	—	—	6,451
Other comprehensive income	—	—	—	—	—	51	51
ESOP shares committed to be released (12,729 shares)	—	—	(24)	—	170	—	146
Stock-based compensation expense	—	—	354	—	—	—	354
Purchase of employee restricted shares to fund statutory tax withholding	(12,300)	—	—	(145)	—	—	(145)
Repurchases of common stock	(282,836)	(3)	—	(3,306)	—	—	(3,309)
Balance as of June 30, 2025	25,557,955	$255	$114,771	$201,381	$(9,210)	$7,052	$314,249

Net income	—	—	—	4,330	—	—	4,330
Other comprehensive income	—	—	—	—	—	1,169	1,169
ESOP shares committed to be released (12,729 shares)	—	—	(8)	—	171	—	163
Stock-based compensation expense	—	—	283	—	—	—	283
Restricted stock awards granted, net of forfeitures	(11,000)	—	—	—	—	—	—
Repurchases of common stock	(463,126)	(4)	—	(5,992)	—	—	(5,996)
Balance as of September 30, 2025	25,083,829	$251	$115,046	$199,719	$(9,039)	$8,221	$314,198

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net income	$8,859	$16,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,998	1,778
Provision for credit losses	3,450	3,135
Net amortization (accretion) on securities	1,619	(3,733)
ESOP compensation	594	457
Earnings on bank-owned life insurance	(19)	(492)
Net loss on sale or write-down of other real estate owned and repossessed assets	31	—
Proceeds from sale of loans	10,911	—
Net gain on sale of loans	(696)	—
Loss on sale or disposal of premises and equipment, net	—	7
Gain on termination of finance lease, net	(2)	(10)
Stock-based compensation expense	1,204	988
Deferred tax expense (benefit)	611	(2,278)
Increase in trading securities	(19,816)	—
Increase in accrued interest receivable	(1,192)	(1,307)
Increase in other assets	(3,575)	(372)
Increase (decrease) in other liabilities	26,288	(9,268)
Changes in operating leases	22	(7)
Net cash provided by operating activities	31,287	5,442

Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available for sale	54,573	176,748
Purchases of securities available for sale	(60,575)	(101,950)
Proceeds from maturities and paydowns of securities held to maturity	3,263	5,730
Purchases of securities held to maturity	(7,570)	(24,407)
Net (purchases) redemption of FHLBNY and FRBNY stock	(1,638)	1,349
Net increase in loans receivable	(182,590)	(182,886)
Purchases of premises and equipment	(2,066)	(2,100)
Proceeds from the sale of premises and equipment, other real estate owned and repossessed assets	502	—
Proceeds from bank-owned life insurance death benefit	—	1,142
Cash paid for acquisitions	(141,656)	—
Net cash used in investing activities	(337,757)	(126,374)

Cash flows from financing activities:
Net increase in deposits	391,651	308,848
Net decrease in mortgagors’ escrow deposits	(4,455)	(4,029)
Proceeds from exercise of stock options	94	—
Proceeds (repayment) of FHLBNY borrowings, net	25,000	(40,000)
Payments on acquisition contingent consideration	—	(750)
Repurchase of common stock	(3,470)	(10,877)
Purchase of employee restricted shares to fund statutory tax withholding	(156)	(145)
Repayment of finance lease liability	(4)	(85)
Net cash provided by financing activities	408,660	252,962

Net increase in cash and cash equivalents	102,190	132,030
Cash and cash equivalents at beginning of period	133,675	96,521
Cash and cash equivalents at end of period	$235,865	$228,551

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,322	$22,077
Income taxes	$4,500	$6,250
Non-cash investing and financing activity:
Loans transferred to other real estate owned and repossessed assets	$432	$595
Acquisition contingent consideration payable	$2,575	$—
Right of use assets obtained in exchange for new operating lease liabilities	$734	$9

See accompanying notes to unaudited consolidated financial statements.

PIONEER BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

1.NATURE OF OPERATIONS

Pioneer Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose wholly owned subsidiaries are Pioneer Bank, National Association (the “Bank”) and Pioneer Capital Markets, Inc.

The Bank and its subsidiaries, with 22 offices in the Capital Region of New York State, offers a broad array of deposit, lending, and other financial services, including insurance, employee benefit, human resources consulting, college advising, and wealth management services to individuals, businesses, and municipalities. The Bank’s subsidiary, Targeted Lending Co., LLC (“Targeted Lending”), through its originator-centric equipment finance platform provides financing solutions nationwide for essential income-producing equipment to small and mid-sized businesses across diverse industries. The Bank acquired Targeted Lending on April 24, 2026. Pioneer Capital Markets, Inc., is a Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer focused on municipal bond trading and commenced operations on January 2, 2026.

The interim financial data as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, respectively, is unaudited and reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented in conformance with accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be achieved for the remainder of fiscal 2026 or any other period.

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

3.ACQUISITIONS

Targeted Lending Co., LLC

On April 24, 2026, the Bank completed the acquisition of 100% of the membership interests of Targeted Lending, an independent equipment financing company, in an all-cash transaction. Targeted Lending, as a subsidiary of the Bank, operates as the newly formed Specialty Financing division, expanding the Bank’s commercial lending capabilities and extending the Bank’s reach into nationwide equipment finance markets.

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

The following table presents the estimated fair value of the assets acquired and liabilities assumed (dollars in thousands):

April 24,
2026
Consideration:
Cash paid	$142,530
Contingent consideration	1,600
Total consideration	$144,130

Recognized amounts of identifiable assets acquired and (liabilities) assumed:
Cash and cash equivalents	$2,363
Loans, net of allowance for credit losses	121,860
Accrued interest receivable	372
Premises and equipment	34
Other assets	905
Intangibles - Technology	1,200
Intangibles - Customer Relationships	8,100
Total identifiable assets acquired	134,834
Deferred tax liability	(2,922)
Other liabilities	(3,668)
Total liabilities assumed	(6,590)
Total identifiable assets, net	128,244
Goodwill	$15,886

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

The following table includes the fair value and unpaid principal balance of the acquired loans as of April 24, 2026 (dollars in thousands):

	Unpaid	Premium /		Allowance for
	Principal Balance	(Discount)	Loans	Credit Losses	Net Loans
Purchased seasoned loans	$121,357	$2,520	$123,877	$(2,172)	$121,705
Purchased credit deteriorated loans	575	(18)	557	(402)	155
Total	$121,932	$2,502	$124,434	$(2,574)	$121,860

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

Targeted Lending’s results are included in the Company’s consolidated results at and for the three and nine months ended September 30, 2026. Targeted Lending contributed revenues of $5.0 million and earnings of $1.5 million to the Company’s consolidated results for the period from July 1, 2026 to September 30, 2026. Targeted Lending contributed revenues of $8.2 million and earnings of $2.7 million to the Company’s consolidated results for the period from April 24, 2026 to September 30, 2026.

The following table shows the Company and Targeted Lending proforma combined net interest income, non-interest income and net income. The proforma financial information presented in the table below was computed by combining the historical financial information of the Company and Targeted Lending along with the effects of the acquisition method of accounting for business combinations as though the Company acquired Targeted Lending on January 1, 2025. Also included in the proforma financial information are certain adjustments, including $1.2 million of acquisition-related costs, as well as adjustments related to amortization expense of the intangible assets acquired in the Targeted Lending acquisition. The proforma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues or other factors and therefore does not represent what the actual net revenues and net income would have been had the Company actually acquired Targeted Lending as of that date.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(dollars in thousand)	2026	2025	2026	2025
Net interest income	$23,614	$21,354	$68,937	$61,638
Non-interest income	5,508	5,090	16,498	16,062
Net income	85	4,571	9,083	15,908

Other Acquisitions

On April 20, 2026, the Company, through its subsidiary Pioneer Insurance Agency, Inc., completed the acquisitions of certain assets of Reiser Consulting Group, Inc. of Albany, NY and Wyndham Benefits, LLC of Ballston Spa, NY. The Company paid an aggregate of $1.2 million in cash and recorded $645,000 in contingent consideration payable to acquire the assets. The Company recorded a $745,000 customer list intangible asset and goodwill in the amount of $1.1 million in conjunction with the acquisitions. The goodwill from the acquisitions are expected to be deductible for tax purposes. These acquisitions were made to expand the Company’s employee benefit products and services.

On July 16, 2026, Pioneer, through its subsidiary Pioneer Consulting Solutions, Inc., completed the acquisition of CAONY, Inc., operating under the name of The College Advisors of New York, a specialized firm that helps families navigate the college search and admissions process with personalized guidance, hands on support, and assistance identifying colleges that are the right academic, personal, and financial fit. The Company paid an aggregate of $410,000 in cash and recorded $330,000 in contingent consideration payable to acquire the assets. The Company recorded $428,000 of intangible assets, cash acquired of $137,000, deferred revenue of $451,000 and goodwill in the amount of $622,000 in conjunction with the acquisition. The goodwill from the acquisition is expected to be deductible for tax purposes. The acquisition of CAONY, Inc. was made to expand the Company’s services offerings.

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2026
U.S. Treasury	$68,873	$5	$(241)	$68,637
Mortgage-backed securities:
U.S. Government agency securities	49,614	—	(3,328)	46,286
Government-sponsored enterprises	35,957	—	(2,204)	33,753
Collateralized mortgage obligations:
U.S. Government agency securities	24,809	—	(1,359)	23,450
Government-sponsored enterprises	41,726	—	(514)	41,212
Municipal obligations	2,000	—	(16)	1,984
Total available for sale securities	$222,979	$5	$(7,662)	$215,322

December 31, 2025
U.S. Treasury	$54,483	$275	$(6)	$54,752
Mortgage-backed securities:
U.S. Government agency securities	36,743	384	(423)	36,704
Government-sponsored enterprises	38,955	828	—	39,783
Collateralized mortgage obligations:
U.S. Government agency securities	21,009	374	—	21,383
Government-sponsored enterprises	47,929	465	(104)	48,290
Municipal obligations	19,477	42	—	19,519
Total available for sale securities	$218,596	$2,368	$(533)	$220,431

The Company elected to exclude accrued interest receivable from the amortized cost basis of debt securities. Accrued interest receivable on available for sale debt securities totaled $1.3 million at September 30, 2026 and $1.2 million at December 31, 2025, respectively, and is excluded from the estimate of credit losses and reported in accrued interest receivable in the consolidated statements of condition.

There was no allowance for credit losses for securities available for sale as of September 30, 2026 and December 31, 2025.

The amortized cost and estimated fair value of securities held to maturity are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Allowance for	Net Carrying
	Cost	Gains	Losses	Fair Value	Credit Losses	Value
September 30, 2026
Corporate debt securities	$43,961	284	(3,672)	$40,573	$501	$43,460
Municipal obligations	2,319	—	(16)	2,303	—	2,319
Total held to maturity securities	$46,280	$284	$(3,688)	$42,876	$501	$45,779

December 31, 2025
Corporate debt securities	$39,637	648	(2,441)	$37,844	$452	$39,185
Municipal obligations	2,336	—	(5)	2,331	—	2,336
Total held to maturity securities	$41,973	$648	$(2,446)	$40,175	$452	$41,521

Accrued interest receivable on held to maturity debt securities totaled $713,000 and $382,000 at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and is reported in accrued interest receivable in the consolidated statements of condition.

There were no held to maturity securities that were 30 days or more past due or classified as non-accrual as of September 30, 2026 and December 31, 2025.

The following tables present the activity in the allowance for credit losses on securities held to maturity (dollars in thousands):

	For the Three Months Ended September 30, 2026
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$486	$15	$—	$—	$501
Municipal obligations	—	—	—	—	—
Total	$486	$15	$—	$—	$501

	For the Three Months Ended September 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$381	$30	$—	$—	$411
Municipal obligations	—	—	—	—	—
Total	$381	$30	$—	$—	$411

	For the Nine Months Ended September 30, 2026
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$452	$49	$—	$—	$501
Municipal obligations	—	—	—	—	—
Total	$452	$49	$—	$—	$501

	For the Nine Months Ended September 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Corporate debt securities	$216	$195	$—	$—	$411
Municipal obligations	—	—	—	—	—
Total	$216	$195	$—	$—	$411

The estimated fair value and gross unrealized losses aggregated by security category and length of time such securities have been in a continuous unrealized loss position, is summarized as follows (dollars in thousands):

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$53,980	$(241)	$—	$—	$53,980	$(241)
Mortgage-backed securities:
U.S. Government agency securities	30,506	(1,739)	15,780	(1,589)	46,286	(3,328)
Government-sponsored enterprises	25,052	(1,472)	8,701	(732)	33,753	(2,204)
Collateralized mortgage obligations:
U.S. Government agency securities	19,117	(969)	4,333	(390)	23,450	(1,359)
Government-sponsored enterprises	12,151	(344)	29,061	(170)	41,212	(514)
Municipal obligations	1,984	(16)	—	—	1,984	(16)
	$142,790	$(4,781)	$57,875	$(2,881)	$200,665	$(7,662)

Securities held to maturity:
Corporate debt securities	$17,447	$(681)	$9,842	$(2,991)	$27,289	$(3,672)
Municipal obligations	2,303	(16)	—	—	2,303	(16)
	$19,750	$(697)	$9,842	$(2,991)	$29,592	$(3,688)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Securities available for sale:
U.S. Treasury	$—	$—	$4,994	$(6)	$4,994	$(6)
Mortgage-backed securities:
U.S. Government agency securities	—	—	18,183	(423)	18,183	(423)
Government-sponsored enterprises	—	—	—	—	—	—
Collateralized mortgage obligations:
U.S. Government agency securities	—	—	—	—	—	—
Government-sponsored enterprises	6,661	(11)	27,763	(93)	34,424	(104)
Municipal obligations	—	—	—	—	—	—
	$6,661	$(11)	$50,940	$(522)	$57,601	$(533)

Securities held to maturity:
Corporate debt securities	$2,483	$(17)	$10,326	$(2,424)	$12,809	$(2,441)
Municipal obligations	2,331	(5)	—	—	2,331	(5)
	$4,814	$(22)	$10,326	$(2,424)	$15,140	$(2,446)

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

The Company does not believe the available for sale securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, which consisted of 48 and 16 individual securities, respectively, represented a credit loss impairment. Available for sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. As of September 30, 2026 and December 31, 2025, the majority of the available for sale securities in an unrealized loss position consisted of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises that carry the explicit and/or implicit guarantee of the U.S. government, which are widely recognized as “risk-free” and have a long history of zero credit losses. Total gross unrealized losses were primarily attributable to changes in interest rates, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, which may be at maturity.

None of the Company’s held to maturity debt securities were past due or on nonaccrual status as of September 30, 2026 and December 31, 2025. There was no accrued interest reversed against interest income for the three and nine months ended September 30, 2026 and 2025, as all securities remained on accrual status. In addition, there were no collateral dependent held to maturity debt securities as of September 30, 2026 and December 31, 2025. An allowance for credit losses on held to maturity debt securities is recorded to account for expected lifetime credit losses.

The following table sets forth information with regard to contractual maturities of debt securities (dollars in thousands). Securities not due at a single maturity date are shown separately.

	September 30, 2026
	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$41,935	$41,875
Due after one to five years	39,618	39,388
Due after five to ten years	8,728	8,698
Due after ten years	132,698	125,361
	$222,979	$215,322

Securities held to maturity:
Due in one year or less	$2,131	$2,115
Due after one to five years	11,021	11,053
Due after five to ten years	33,128	29,708
	$46,280	$42,876

Maturities of mortgage-backed securities and collateralized mortgage obligations are included based on their contractual lives. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no sales of securities available for sale for the three and nine months ended September 30, 2026 and 2025.

There were no sales of securities held to maturity for the three and nine months ended September 30, 2026 and 2025.

The following table sets forth information with regard to gains (losses) on trading securities reported in other noninterest income on the consolidated statements of operations (dollars in thousands):

	For the	For the
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2026	2026
Net losses recognized during the period on trading securities	$(562)	$(189)
Less: Net losses recognized during the period on trading securities sold during the period	(642)	(284)
Unrealized net gains recognized during reporting period on trading securities still held at reporting date	$80	$95

At September 30, 2026, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s equity. As of September 30, 2026 and December 31, 2025, the carrying value of available for sale securities pledged to secure Federal Home Loan Bank of New York (“FHLBNY”) advances and municipal deposits was $209.7 million and $216.4 million, respectively.

5.NET LOANS RECEIVABLE

A summary of net loans receivable is as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Commercial:
Real estate	$477,790	$466,449
Commercial and industrial	286,687	124,895
Construction	229,574	169,724
Total commercial	994,051	761,068
Residential mortgages	850,678	793,657
Home equity loans and lines	103,326	97,629
Consumer	16,786	19,206
	1,964,841	1,671,560
Allowance for credit losses	(28,314)	(25,305)
Net loans receivable	$1,936,527	$1,646,255

Accrued interest receivable on loans totaled $8.5 million and $7.4 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on loans is included in accrued interest receivable on the consolidated statements of condition, and is excluded from the estimate of credit losses.

Net deferred loan costs totaled $12.4 million and $11.7 million at September 30, 2026 and December 31, 2025, respectively, and are included in net loans receivable.

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

The following tables present the activity in the allowance for credit losses by portfolio segment (dollars in thousands):

	For the Three Months Ended September 30, 2026
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$17,333	$1,421	$(1,193)	$101	$17,662
Residential mortgages	9,055	(25)	(17)	2	9,015
Home equity loans and lines of credit	1,141	(1)	—	—	1,140
Consumer	542	(25)	(37)	17	497
Allowance for credit losses - loans	28,071	1,370	(1,247)	120	28,314
Allowance for credit losses - off-balance sheet credit exposures	2,399	(65)	—	—	2,334
Total	$30,470	$1,305	$(1,247)	$120	$30,648

	For the Three Months Ended September 30, 2025
	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$13,317	1,074	$(27)	$9	$14,373
Residential mortgages	8,628	(190)	—	13	8,451
Home equity loans and lines of credit	1,189	(7)	—	—	1,182
Consumer	670	(77)	(17)	18	594
Allowance for credit losses - loans	23,804	800	(44)	40	24,600
Allowance for credit losses - off-balance sheet credit exposures	2,240	(45)	—	—	2,195
Total	$26,044	$755	$(44)	$40	$26,795

	For the Nine Months Ended September 30, 2026
			Allowance for
			Credit Losses on	Allowance for
			Purchased Credit	Credit Losses on
	Beginning		Deteriorated	Purchased					Ending
	Balance	*	Loans	Seasoned Loans		Provisions	Charge-offs	Recoveries	Balance
Commercial	$14,709		$402	$2,172	`	$2,959	$(2,815)	$235	$17,662
Residential mortgages	8,837		—	—		187	(16)	7	9,015
Home equity loans and lines of credit	1,154		—	—		(14)	—	—	1,140
Consumer	605		—	—		(62)	(83)	37	497
Allowance for credit losses - loans	25,305		402	2,172		3,070	(2,914)	279	28,314
Allowance for credit losses - off-balance sheet credit exposures	2,003		—	—		331	—	—	2,334
Total	$27,308		$402	$2,172		$3,401	$(2,914)	$279	$30,648

	For the Nine Months Ended September 30, 2025

	Beginning				Ending
	Balance	Provisions	Charge-offs	Recoveries	Balance
Commercial	$12,067	2,378	(96)	24	$14,373
Residential mortgages	7,930	480	(4)	45	8,451
Home equity loans and lines of credit	1,185	20	(23)	—	1,182
Consumer	572	57	(65)	30	594
Allowance for credit losses - loans	21,754	2,935	(188)	99	24,600
Allowance for credit losses - off-balance sheet credit exposures	2,190	5	—	—	2,195
Total	$23,944	$2,940	$(188)	$99	$26,795

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment (dollars in thousands):

	September 30, 2026
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$—	$—	$—	$—	$—
Related to loans collectively evaluated	17,662	9,015	1,140	497	28,314
Ending balance	$17,662	$9,015	$1,140	$497	$28,314

Loans:
Individually evaluated	$1,690	$2,020	$—	$—	$3,710
Loans collectively evaluated	992,361	848,658	103,326	16,786	1,961,131
Ending balance	$994,051	$850,678	$103,326	$16,786	$1,964,841

	December 31, 2025
		Residential
	Commercial	Mortgages	Home Equity	Consumer	Total
Allowance for credit losses:
Related to loans individually evaluated	$123	$—	$—	$—	$123
Related to loans collectively evaluated	14,586	8,837	1,154	605	25,182
Ending balance	$14,709	$8,837	$1,154	$605	$25,305

Loans:
Individually evaluated	$6,074	$521	$—	$—	$6,595
Loans collectively evaluated	754,994	793,136	97,629	19,206	1,664,965
Ending balance	$761,068	$793,657	$97,629	$19,206	$1,671,560

Interest income on nonaccrual loans is recognized using the cost recovery method. Interest income on impaired loans that were on nonaccrual status and cash-basis interest income for the three and nine months ended September 30, 2026 and 2025 was immaterial.

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

The following tables show the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted (dollars in thousands):

	For the Three Months Ended		For the Three Months Ended
	September 30, 2026		September 30, 2025
	Other	Total	Other	Total
	Payment	Class Segment	Payment	Class Segment
	Delay	of Loans	Delay	of Loans
Commercial:
Real estate	$—	—%	$4,501	0.96%
Commercial and industrial	—	—%	—	—%
Construction	—	—%	—	—%
Residential mortgages	—	—%	—	—%
Home equity loans and lines	—	—%	—	—%
Consumer	—	—%	—	—%
	$—	—%	$4,501	0.27%

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2025
	Other	Total	Other	Total
	Payment	Class Segment	Payment	Class Segment
	Delay	of Loans	Delay	of Loans
Commercial:
Real estate	$1,690	0.35%	$4,501	0.96%
Commercial and industrial	—	—%	—	—%
Construction	—	—%	—	—%
Residential mortgages	—	—%	—	—%
Home equity loans and lines	—	—%	—	—%
Consumer	—	—%	—	—%
	$1,690	0.09%	$4,501	0.27%

The modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 provided partial payment deferrals for a weighted average of 0.67 years.

The modifications to borrowers experiencing financial difficulty during the three and the nine months ended September 30, 2025 provided partial payment deferrals for a weighted average of 0.3 years.

The Company closely monitors the performance of the loans that are modified. The loans that were modified during the prior twelve months preceding September 30, 2026 were all performing within their modified terms with no payment defaults.

At September 30, 2026, loans modified to borrowers experiencing financial difficulty were on non-accrual status. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans (dollars in thousands):

	September 30, 2026
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$1,690	$1,690	$—	$—
Commercial and industrial	1,428	—	—	—
Construction	—	—	—	—
Residential mortgages	6,387	2,020	—	—
Home equity loans and lines	1,092	—	—	—
Consumer	4	—	—	—
	$10,601	$3,710	$—	$—

	December 31, 2025
		Nonaccrual	Past Due
		Loans With	90 Days
		No Related	Still on	Recognized
	Nonaccrual	Allowance	Accrual	Interest Income
Commercial:
Real estate	$6,074	$5,231	$6	$—
Commercial and industrial	3	—	—	—
Construction	—	—	—	—
Residential mortgages	3,860	521	—	—
Home equity loans and lines	1,307	—	—	—
Consumer	—	—	—	—
	$11,244	$5,752	$6	$—

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

The following tables present the amortized cost basis of collateral-dependent loans by class of loans (dollars in thousands):

September 30, 2026
	Amortized Cost	Collateral Type
Commercial:
Real estate	$1,690	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	2,020	Residential real estate property
Home equity loans and lines	—
Consumer	—
$3,710

December 31, 2025
	Amortized Cost	Collateral Type
Commercial:
Real estate	$6,074	Commercial real estate property
Commercial and industrial	—
Construction	—
Residential mortgages	521	Residential real estate property
Home equity loans and lines	—
Consumer	—
$6,595

The following tables present the aging of the recorded investment in loans by class of loans (dollars in thousands):

	September 30, 2026
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$2	$2	$1,690	$1,694	$476,096	$477,790
Commercial and industrial	117	765	531	1,413	285,274	286,687
Construction	—	—	—	—	229,574	229,574
Residential mortgages	—	1,760	3,270	5,030	845,648	850,678
Home equity loans and lines	498	426	406	1,330	101,996	103,326
Consumer	51	1	4	56	16,730	16,786
Total	$668	$2,954	$5,901	$9,523	$1,955,318	$1,964,841

	December 31, 2025
	30 - 59	60 - 89	90 or more
	Days	Days	Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial:
Real estate	$1	$3	$6,080	$6,084	$460,365	$466,449
Commercial and industrial	23	—	—	23	124,872	124,895
Construction	—	—	—	—	169,724	169,724
Residential mortgages	—	2,322	471	2,793	790,864	793,657
Home equity loans and lines	660	216	392	1,268	96,361	97,629
Consumer	2,585	—	—	2,585	16,621	19,206
Total	$3,269	$2,541	$6,943	$12,753	$1,658,807	$1,671,560

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

Non-performing – Loans that are over 90 days past due and still accruing interest or on nonaccrual.

Performing – Loans not meeting any of the above criteria are considered to be performing loans.

The following tables present loans summarized by segment and class, and the risk category (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year								Revolving	Revolving
			2024						Loans	Loans
			Transition						Amortized	Converted
September 30, 2026	2026	2025	Period	2024	2023		Prior		Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$40,241	$65,855	$16,330	$51,531		$39,418		$253,922	$558	$—	$467,855
Special mention	—	—	—	4,888		—		317	—	—	5,205
Substandard	—	—	—	—		690		3,610	430	—	4,730
Doubtful	—	—	—	—		—		—	—	—	—
Total commercial real estate	$40,241	$65,855	$16,330	$56,419		$40,108		$257,849	$988	$—	$477,790

Current period gross charge-offs	$—	$—	$—	$—	$			$232	$—	$—	$232

Commercial and industrial
Risk Rating
Pass	$79,992	$76,405	$20,485	$18,350		$4,424		$7,968	$73,386	$—	$281,010
Special mention	—	—	—	—		—		—	758	—	758
Substandard	134	664	202	293		126		3,383	117	—	4,919
Doubtful	—	—	—	—		—		—	—	—	—
Total commercial and industrial	$80,126	$77,069	$20,687	$18,643		$4,550		$11,351	$74,261	$—	$286,687

Current period gross charge-offs	$166	$1,595	$266	$308		$84		$164	$—	$—	$2,583

Commercial construction
Risk Rating
Pass	$54,011	$45,279	$56,566	$36,256		$3,826		$31,672	$1,236	$—	$228,846
Special mention	—	—	—	—		—		—	—	—	—
Substandard	728	—	—	—		—		—	—	—	728
Doubtful	—	—	—	—		—		—	—	—	—
Total commercial construction	$54,739	$45,279	$56,566	$36,256		$3,826		$31,672	$1,236	$—	$229,574

Current period gross charge-offs	$—	$—	$—	$—		$—		$—	$—	$—	$—

Residential mortgages
Performing	$83,645	$173,637	$82,142	$151,387		$164,973		$189,019	$151	$—	$844,954
Non-performing	—	190		304		2,441		2,789	—	—	5,724
Total residential mortgages	$83,645	$173,827	$82,142	$151,691		$167,414		$191,808	$151	$—	$850,678

Current period gross charge-offs	$—	$—	$—	$—		$—		$16	$—	$—	$16

Home equity loans and lines of credit
Performing	$1,544	$2,620	$1,926	$4,011		$4,531		$19,386	$65,451	$2,765	$102,234
Non-performing	—	—	—	—		—		132	960	—	1,092
Total home equity loans and lines of credit	$1,544	$2,620	$1,926	$4,011		$4,531		$19,518	$66,411	$2,765	$103,326

Current period gross charge-offs	$—	$—	$—	$—		$—	$		$—	$—	$—

Consumer
Performing	$820	$1,245	$3,178	$2,079		$167		$2,875	$6,418	$—	$16,782
Non-performing	—	—	4	—		—		—	—	—	4
Total consumer	$820	$1,245	$3,182	$2,079		$167		$2,875	$6,418	$—	$16,786

Current period gross charge-offs	$41	$10	$23	$4		$—		$5	$—	$—	$83

	Term Loans Amortized Cost Basis by Origination Year						Revolving	Revolving
		2024					Loans	Loans
		Transition					Amortized	Converted
December 31, 2025	2025	Period	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$58,001	$13,931	$49,810	$43,497	$53,003	$221,781	$804	$—	$440,827
Special mention	—	—	—	451	—	5,571	—	—	6,022
Substandard	—	—	—	224	2,072	15,442	1,018	—	18,756
Doubtful	—	—	—	—	—	844	—	—	844
Total commercial real estate	$58,001	$13,931	$49,810	$44,172	$55,075	$243,638	$1,822	$—	$466,449

Current period gross charge-offs	$—	$—	$—	$—	$69	$—	$—	$—	$69

Commercial and industrial
Risk Rating
Pass	$31,169	$9,030	$12,433	$3,588	$2,533	$7,307	$55,233	$—	$121,293
Special mention	—	—	—	—	—	1,382	—	—	1,382
Substandard	—	—	—	—	12	2,130	3	—	2,145
Doubtful	—	—	—	—	—	75	—	—	75
Total commercial and industrial	$31,169	$9,030	$12,433	$3,588	$2,545	$10,894	$55,236	$—	$124,895

Current period gross charge-offs	$—	$—	$—	$—	$—	$27	$—	$—	$27

Commercial construction
Risk Rating
Pass	$34,766	$49,481	$46,500	$5,237	$18,007	$15,733	$—	$—	$169,724
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction	$34,766	$49,481	$46,500	$5,237	$18,007	$15,733	$—	$—	$169,724

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential mortgages
Performing	$144,861	$88,510	$172,024	$179,426	$38,112	$166,745	$119	$—	$789,797
Non-performing	—	—	495	1,104	483	1,778	—	—	3,860
Total residential mortgages	$144,861	$88,510	$172,519	$180,530	$38,595	$168,523	$119	$—	$793,657

Current period gross charge-offs	$—	$—	$—	$4	$—	$—	$—	$—	$4

Home equity loans and lines of credit
Performing	$2,791	$2,214	$5,178	$5,141	$8,088	$14,306	$56,032	$2,572	$96,322
Non-performing	—	—	—	—	—	135	1,172	—	1,307
Total home equity loans and lines of credit	$2,791	$2,214	$5,178	$5,141	$8,088	$14,441	$57,204	$2,572	$97,629

Current period gross charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23

Consumer
Performing	$1,595	$4,265	$3,317	$303	$25	$2,910	$6,791	$—	$19,206
Non-performing	—	—	—	—	—	—	—	—	—
Total consumer	$1,595	$4,265	$3,317	$303	$25	$2,910	$6,791	$—	$19,206

Current period gross charge-offs	$98	$—	$—	$6	$4	$1	$—	$—	$109

As of September 30, 2026 and December 31, 2025, the Company had pledged $817.0 million and $777.1 million respectively, of residential mortgage, home equity and commercial loans as collateral for FHLBNY borrowings and stand-by letters of credit.

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

The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. At September 30, 2026, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $398.4 million, consisting of $199.2 million of interest rate swaps with commercial borrowers and $199.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms. At December 31, 2025, the Company held derivatives not designated as hedging instruments, comprised of back-to-back interest rate swaps, with a total notional amount of $408.4 million, consisting of $204.2 million of interest rate swaps with commercial borrowers and $204.2 million of offsetting interest rate swaps with third-party counterparties on substantially the same terms.

The fair value of derivatives are classified as other assets and other liabilities on the consolidated statements of condition. Derivative assets and derivative liabilities with the same counterparty are presented on a net basis when master netting agreements are in place. The estimated fair value of derivatives not designated as hedging instruments are as follows (dollars in thousands):

	September 30, 2026
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$11,840	$11,840
Less: master netting arrangements	—	—
Less: cash collateral applied	(11,510)	—
Net amount	$330	$11,840

	December 31, 2025
	Derivative	Derivative
	Assets	Liabilities
Gross interest rate swaps	$7,919	$7,919
Less: master netting arrangements	(572)	(572)
Less: cash collateral applied	(6,480)	—
Net amount	$867	$7,347

Under terms of the agreements with the third-party counterparties, the Company provides cash collateral to the counterparty, when required, for the initial trade. Subsequent to the trade, the margin is exchanged in either direction, based upon the estimated fair value of the underlying contracts. At September 30, 2026, the Company had received $11.5 million and deposited none as collateral for swap agreements with third-party counterparties. At December 31, 2025, the Company had received $6.5 million and deposited none as collateral for swap agreements with third-party counterparties.

7.OTHER COMPREHENSIVE INCOME (LOSS)

Reclassifications out of accumulated other comprehensive income were as follows (dollars in thousands):

Details About Accumulated Other	Amount Reclassified from Accumulated				Affected Line Item in the Statement
Comprehensive Income Components	Other Comprehensive Income				Where Net Income is Presented
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization of defined benefit plan items (before tax):
Net actuarial gain	(307)	(137)	$(921)	$(411)	Other noninterest expense
Tax benefit	80	36	240	108	Income tax expense
Net of tax	(227)	(101)	(681)	(303)
Total reclassification for the period, net of tax	$(227)	$(101)	$(681)	$(303)

The balances and changes in the components of accumulated other comprehensive income, net of tax, are as follows (dollars in thousands):

	For the Three Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2026:
Accumulated other comprehensive income (loss) as of July 1, 2026	$(86)	$12,224	$12,138
Other comprehensive loss before reclassifications	(5,569)	—	(5,569)
Amounts reclassified from accumulated other comprehensive income	—	(227)	(227)
Accumulated other comprehensive income (loss) as of September 30, 2026	$(5,655)	$11,997	$6,342

2025:
Accumulated other comprehensive income (loss) as of July 1, 2025	$(649)	$7,701	$7,052
Other comprehensive income before reclassifications	1,270	—	1,270
Amounts reclassified from accumulated other comprehensive income	—	(101)	(101)
Accumulated other comprehensive income as of September 30, 2025	$621	$7,600	$8,221

	For the Nine Months Ended September 30,
			Accumulated
	Unrealized		Other
	Gains/Losses	Defined	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
2026:
Accumulated other comprehensive income as of January l, 2026	$1,355	$12,678	$14,033
Other comprehensive loss before reclassifications	(7,010)	—	(7,010)
Amounts reclassified from accumulated other comprehensive income	—	(681)	(681)
Accumulated other comprehensive income (loss) as of September 30, 2026	$(5,655)	$11,997	$6,342

2025:
Accumulated other comprehensive income (loss) as of January 1, 2025	$(2,360)	$7,903	$5,543
Other comprehensive income before reclassifications	2,981	—	2,981
Amounts reclassified from accumulated other comprehensive income	—	(303)	(303)
Accumulated other comprehensive income as of September 30, 2025	$621	$7,600	$8,221

The amounts of income tax expense (benefit) allocated to each component of other comprehensive income (loss) were as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2026	2025
Unrealized (losses) gains on securities:
Unrealized holdings (losses) gains arising during the period	$(1,971)	$449
Reclassification adjustment for (gains) losses included in net income	—	—
	(1,971)	449
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	(80)	(36)
	(80)	(36)
	$(2,051)	$413

	For the Nine Months Ended
	September 30,
	2026	2025
Unrealized (losses) gains on securities:
Unrealized holdings (losses) gains arising during the period	$(2,482)	$1,056
Reclassification adjustment for (gains) losses included in net income	—	—
	(2,482)	1,056
Defined benefit plans:
Change in funded status	—	—
Reclassification adjustment for amortization of net actuarial gain	(240)	(108)
	(240)	(108)
	$(2,722)	$948

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

Net periodic pension (income) cost included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$283	$301	$849	$903
Interest cost	533	570	1,599	1,710
Expected return on plan assets	(934)	(854)	(2,802)	(2,562)
Amortization of net actuarial gain	(281)	(118)	(843)	(354)
Net periodic pension (income) cost	$(399)	$(101)	$(1,197)	$(303)

The service cost component of the net periodic (income) cost is included in salaries and employee benefits and the interest cost, expected return on plan assets and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Contributions

For the three and nine months ended September 30, 2026 and 2025, the Company made no cash contributions to the pension plan.

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

Net periodic post-retirement benefit (income) cost included the following components (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Service cost	$4	$4	$12	$12
Interest cost	14	16	42	48
Amortization of net actuarial gain	(26)	(19)	(78)	(57)
Net periodic post-retirement benefit (income) cost	$(8)	$1	$(24)	$3

The service cost component of the net periodic post-retirement benefit (income) cost is included in salaries and employee benefits and the interest cost and amortization of net actuarial gain components are included in other noninterest expense on the consolidated statements of operations.

Employee Stock Ownership Plan

On July 17, 2019, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Company employees. The Company granted a loan to the ESOP for the purchase of 1,018,325 shares of the Company’s common stock at an average price of $13.40 per share. The loan obtained by the ESOP from the Company to purchase the common stock is payable annually over 20 years at a rate per annum equal to the Prime Rate. Loan payments are principally funded by cash contributions from the Bank. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at September 30, 2026 was $10.1 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released annually is 50,916 through the year 2038. Participants may receive the shares at the end of employment.

Shares held by the ESOP include the following:

	As of September 30,
	2026	2025
Allocated	298,772	261,977
Committed to be allocated	38,187	38,187
Unallocated	623,726	674,642
Total shares	960,685	974,806

Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2026 was $223,000 and $594,000, respectively.

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

	September 30, 2026
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$32,383	$332,127	$364,510
Standby letters of credit	—	22,397	22,397
	$32,383	$354,524	$386,907

	December 31, 2025
	Fixed Rate	Variable Rate	Total
Financial instruments whose contract amounts represent credit risk (including unused lines of credit and unadvanced loan funds):
Commitments to extend credit	$49,895	$300,183	$350,078
Standby letters of credit	—	27,398	27,398
	$49,895	$327,581	$377,476

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

Certain residential mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in interest rates. Generally, adjustable rate mortgages have an annual rate increase cap of 2%  to 5% and lifetime rate increase cap of 5% to 6% above the initial loan rate. These caps expose the Company to interest rate risk should market rates increase above these limits. At September 30, 2026, approximately $318.5 million of adjustable rate residential mortgage loans had interest rate caps. In addition, certain adjustable rate residential mortgage loans have a conversion option whereby the borrower may elect to convert the loan to a fixed rate during a designated time period. At September 30, 2026, approximately $178,000 of the adjustable rate mortgage loans had conversion options.

The Company periodically sells residential mortgage loans to the Federal National Mortgage Association (“FNMA”). At September 30, 2026 and December 31, 2025, the Bank had no loans held for sale. In addition, the Bank had no loan commitments with borrowers at September 30, 2026 and December 31, 2025 with rate lock agreements which are intended to be held for sale, if closed. The Company generally determines whether or not a loan is held for sale at the time that loan commitments are entered into or at the time a convertible adjustable-rate mortgage loan converts to a fixed interest rate. In order to reduce the interest rate risk associated with the portfolio of loans held for sale, as well as loan commitments with locked interest rates which are intended to be held for sale if closed, the Company enters into agreements to sell loans in the secondary market. At September 30, 2026 and December 31, 2025, the Company had no commitments to sell loans to unrelated investors.

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

Legal Proceedings and Other Contingent Liabilities

In the ordinary course of business, the Company and the Bank are involved in a number of legal, regulatory, governmental and other proceedings, claims or investigations that could result in losses, including damages, fines and/or civil penalties, which could be significant concerning matters arising from the conduct of their business, including the matters described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek large or indeterminate damages, the Company generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter. In accordance with applicable accounting guidance, the Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. The Company’s estimates of potential losses change over time, and the actual losses may vary significantly, and there may be an exposure to loss in excess of any amount accrued. As a matter develops, management, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable; or where a loss is reasonably possible, whether in excess of a related accrued liability or where there is no accrued liability, whether it is possible to estimate a range of possible loss. Once the loss contingency is deemed to be both probable and estimable, the Company establishes an accrued liability and records a corresponding amount of litigation-related expense. The Company continues to monitor the matters for further developments that could affect the amount of the accrued liability that has been previously established and makes adjustments upward or downward, as appropriate. Excluding legal fees and expenses, litigation-related expense of $6.2 million was recognized for the three months ended September 30, 2026. Excluding legal fees and expenses, net litigation-related expense of $9.5 million was recognized for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company reversed a previously recognized litigation-related accrued liability of $4.5 million related to a regulatory matter, reflecting recent developments. The reversal partially offset other litigation-related expense recognized during the nine months ended September 30, 2026. Excluding legal fees and expenses, litigation-related expense of $2.6 million was recognized for the three and nine months ended September 30, 2025. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss in excess of the accrued liability, if any, as of September 30, 2026 is not material. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible losses does not represent the Company’s maximum loss exposure.

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

Legal Proceedings

On October 31, 2019, Southwestern Payroll Services, Inc. (“Southwestern”) filed a complaint against the Company and the Bank (“Pioneer Parties”), Michael T. Mann, Valuewise Corporation, MyPayrollHR, LLC and Cloud Payroll, LLC (collectively, the “Mann Parties”) in the United States District Court for the Northern District of New York. Subsequently, Southwestern amended its complaint and added Granite Solutions Groupe, Inc. (“Granite Solutions”) as a plaintiff. The parties are asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, aiding and abetting conversion, and aiding and abetting fraud. The plaintiffs are seeking a monetary judgment of at least $39.0 million, allegedly comprised of compensatory damages in excess of $13.0 million, penalties and interest, treble damages, and punitive damages. The trial commenced on September 28, 2026. On October 1, 2026, while the trial was ongoing, Southwestern, Granite Solutions, and the Pioneer Parties reached a settlement in principle of all of their respective claims and counterclaims. By order of the Court, the parties are required to memorialize the terms of the settlement in a definitive agreement by no later than December 12, 2026.

On December 10, 2019, National Payment Corp. (“NatPay”) filed a motion to intervene as a plaintiff in Southwestern’s lawsuit against the Pioneer Parties and the Mann Parties as described above. On April 13, 2023, NatPay filed an amended complaint asserting claims against the Pioneer Parties for declaratory judgment, conversion, fraud, negligence/gross negligence, unjust enrichment/money had and received, violations of RICO, aiding and abetting conversion, and aiding and abetting fraud. The amended complaint seeks a monetary judgment of at least $11.4 million, allegedly comprised of compensatory damages in excess of $3.8 million, penalties and interest, treble damages, and punitive damages. The trial commenced on September 28, 2026. On October 13, 2026, while the trial was ongoing, NatPay and the Pioneer Parties reached a settlement in principle of all of their respective claims and counterclaims. By order of the Court, the parties are required to memorialize the terms of the settlement in a definitive agreement by no later than November 12, 2026.

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

On February 4, 2020, Chemung Financial Corporation’s wholly owned subsidiary, Chemung Canal Trust Company (“Chemung”), filed a complaint against the Bank in the Supreme Court of the State of New York for Albany County resulting from Chemung’s participation interest in the commercial loan relationship to the Mann Entities. Chemung asserts that the Bank breached the participation agreement between the Bank and Chemung, engaged in fraudulent activities, engaged in constructive fraud, and further asserts claims for breach of contract, unjust enrichment, and breach of the covenant of good faith and fair dealing arising out of the Bank’s recovery of settlement proceeds in connection with the Bank’s claims against outside auditors for alleged professional malpractice in auditing the annual consolidated financial statements of Valuewise Corporation and its subsidiaries for the fiscal years 2010 to 2018. The complaint seeks to recover approximately $4.6 million and additional damages. On August 14, 2026, the parties filed a stipulation discontinuing the action in its entirety with prejudice, in light of their entry into a confidential settlement resolving all claims and counterclaims asserted in the action.

On August 31, 2020, AXH Air-Coolers, LLC (“AXH”) filed a complaint against the Pioneer Parties, and unnamed employees of the Pioneer Parties in the United States District Court for the Northern District of New York. The complaint alleges that the Pioneer Parties wrongfully converted certain tax funds belonging to AXH, were unjustly enriched by the wrongful taking of tax funds belonging to AXH and were grossly negligent in allowing AXH’s tax funds to be misappropriated, offset, converted, or stolen. The prayer for relief in AXH’s complaint seeks $336,000, plus penalties and interest, attorney’s fees, and punitive damages. On December 7, 2025, the Court entered an order staying the action pending the outcome of the trial in the Southwestern Payroll and NatPay matters described above. The case currently remains stayed.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at
		September 30, 2026 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	68,637	68,637	—	—
Mortgage-backed securities:
U.S. Government agency securities	46,286	—	46,286	—
Government-sponsored enterprises	33,753	—	33,753	—
Collateralized mortgage obligations:
U.S. Government agency securities	23,450	—	23,450	—
Government-sponsored enterprises	41,212	—	41,212	—
Municipal obligations	1,984	—	1,984	—
Total available for sale securities	215,322	68,637	146,685	—
Trading securities:
Municipal obligations	$19,799	$—	$19,799	$—
Equity securities	17	17	—	—
Total trading securities	19,816	17	19,799	—
Derivative assets (1)	11,840	—	11,840	—
Total	$246,978	$68,654	$178,324	$—

Liabilities:
Derivative liabilities (1)	$11,840	$—	$11,840	$—
Short positions: (2)
U.S. Treasury securities	11,194	11,194	—	—
Total	$23,034	$11,194	$11,840	$—

		Fair Value Measurements at
		December 31, 2025 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Treasury	$54,752	$54,752	$—	$—
Mortgage-backed securities:
U.S. Government agency securities	36,704	—	36,704	—
Government-sponsored enterprises	39,783	—	39,783	—
Collateralized mortgage obligations:
U.S. Government agency securities	21,383	—	21,383	—
Government-sponsored enterprises	48,290	—	48,290	—
Municipal obligations	19,519	—	19,519	—
Total available for sale securities	220,431	54,752	165,679	—
Derivative assets (1)	7,919	—	7,919	—
Total	$228,350	$54,752	$173,598	$—

Liabilities:
Derivative liabilities (1)	$7,919	$—	$7,919	$—
Total	$7,919	$—	$7,919	$—

(1)	Additional information regarding impact of netting derivative assets and derivative liabilities, as well as the impact of offsetting cash collateral can be found in Note 6 – Derivatives.
(2)	Included in other liabilities in the consolidated statement of condition.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
OREO and repossessed assets	249	—	—	249

December 31, 2025
Individually evaluated loans:
Commercial loans	$721	$—	$—	$721

Individually evaluated loans had a carrying amount of $844,000 with a valuation allowance of $123,000 resulting in an estimated fair value of $721,000 as of December 31, 2025.

The Company had no other real estate owned at September 30, 2026 and December 31, 2025. At September 30, 2026, the Company had $249,000 of repossessed assets which consisted of repossessed business equipment recorded at the lower of carrying amount or fair market value.

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

The carrying and estimated fair values of financial assets and liabilities were as follows (dollars in thousands):

	September 30, 2026
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$235,865	$235,865	$235,865		$—		$—
Securities available for sale	215,322	215,322	68,637		146,685		—
Securities held to maturity	45,779	42,876	—		42,876		—
Trading securities	19,816	19,816	17		19,799		—
FHLBNY and FRBNY stock	7,728	7,728	—		7,728		—
Net loans receivable	1,936,527	1,860,797	—		—		1,860,797
Accrued interest receivable	10,453	10,453	—		10,453		—
Derivative assets (1)	11,840	11,840	—		11,840		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,620,859	$1,620,859	$—		$1,620,859		$—
Time deposits	509,970	508,973	—		508,973		—
Mortgagors’ escrow deposits	4,674	4,674	—		4,674		—
FHLB advances	75,000	74,991	—		74,991		—
Derivative liabilities (1)	11,840	11,840	—		11,840		—
Short positions (2)	11,194	11,194	11,194		—		—

	December 31, 2025
			Fair Value Measurements Using
					Significant
			Quoted Prices in		Other		Significant
			Active Markets for		Observable		Unobservable
	Carrying	Estimated	Identical Assets		Inputs		Inputs
	Amount	Fair Value	(Level 1)	…	(Level 2)	…	(Level 3)
Financial assets
Cash and cash equivalents	$133,675	$133,675	$133,675		$—		$—
Securities available for sale	220,431	220,431	54,752		165,679		—
Securities held to maturity	41,521	40,175	—		40,175		—
FHLBNY and FRBNY stock	6,090	6,090	—		6,090		—
Net loans receivable	1,646,255	1,622,637	—		—		1,622,637
Accrued interest receivable	8,889	8,889	—		8,889		—
Derivative assets (1)	7,919	7,919	—		7,919		—

Financial liabilities
Deposits
Savings, money market, and demand accounts	$1,469,717	$1,469,717	$—		$1,469,717		$—
Time deposits	269,461	268,924	—		268,924		—
Mortgagors’ escrow deposits	9,129	9,129	—		9,129		—
FHLB advances	50,000	49,995	—		49,995		—
Derivative liabilities (1)	7,919	7,919	—		7,919		—

(1)	Additional information regarding impact of netting derivative assets and derivative liabilities, as well as the impact of offsetting cash collateral can be found in Note 6 – Derivatives.
(2)	Included in other liabilities in the consolidated statement of condition.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of the accounting guidance for revenue from contracts with customers:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(Dollars in thousands)		(Dollars in thousands)
Noninterest Income
In scope
Insurance services	$616	$403	$1,647	$1,470
Wealth management services	2,421	1,822	6,664	5,594
Service charges on deposit accounts	667	633	1,943	1,838
Card services income	723	709	2,123	2,089
Other	63	63	221	265
Noninterest income in scope	4,490	3,630	12,598	11,256

Noninterest income out of scope	1,018	185	2,234	1,090

Total noninterest income	$5,508	$3,815	$14,832	$12,346

1

12.EARNINGS PER SHARE

The following table summarizes the calculation of basic and diluted earnings per common share:

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2026	2025	a	2026	2025

	(Dollars in thousands, except share and per share amounts)
Net income applicable to common stock	$85	$4,330		$8,859	$16,544

Average number of common shares outstanding	24,593,642	25,151,467		24,675,086	25,260,464
Less: Average unallocated ESOP shares	630,091	681,006		642,820	693,735
Weighted-average number of common shares outstanding - basic	23,963,551	24,470,461		24,032,266	24,566,729
Add: Effect of dilutive stock options and restricted stock	374,753	122,744		314,164	60,658
Weighted-average number of common shares outstanding - diluted	24,338,304	24,593,205		24,346,430	24,627,387

Net earnings per common share:
Basic	$-	$0.18		$0.37	$0.67
Diluted	$-	$0.18		$0.36	$0.67

Potential common shares from stock options that were not included in the computation of diluted earnings per common share, because they were anti-dilutive under the treasury stock method, were 182,500 and 195,000 for the three and nine months ended September 30, 2026, respectively, and were 35,000 and 833,000 for the three and nine months ended September 30, 2025, respectively.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements

Certain statements contained herein are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, or future or conditional verbs, such as “will,” “would,”, “expand”, “extend”, “should,” “could,” or “may.” The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. No assurance can be given that the future results covered by forward-looking statements will be achieved. Certain forward-looking statements are included in this Form 10-Q, principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the factors described in Item 1A – Risk Factors, factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to:

●	inflation and changes in market interest rates that could reduce our margins and yields, reduce the fair value of financial instruments or reduce our volume of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in our portfolio or sold in the secondary market;
●	risks related to the variety of litigation, investigations, and other proceedings described in the “Legal Proceedings” section of this report, including associated legal expenses;
●	general economic conditions, either nationally or in our market area, that are worse than expected, including any resulting changes in consumer spending, borrowing and savings habits;
●	increased competition, including competition among other institutions within our market area as well as other non-traditional competitors;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of our allowance for credit losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	changes in our partnership with a third-party mortgage banking company;
●	our ability to continue to implement our business strategies, including entering new markets successfully, capitalizing on growth opportunities, and attracting and retaining key employees;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, and any future FDIC insurance premium increases or special assessments;
●	our ability to manage market risk, credit risk and operational risk;
●	the imposition of tariffs or other domestic or international governmental polices;
●	the expected resolution of the claims asserted by Southwestern Payroll Services, Inc. (“Southwestern”), Granite Solutions Groupe, Inc. (“Granite Solutions”) and National Payment Corp. (“NatPay”). No assurance can be given that definitive settlement agreements will be executed on the terms of the agreements in principle, within expected time frames or at all;
●	our ability to successfully integrate into our operations any assets, liabilities, systems, personnel or customers we have or may in the future acquire such as our recent acquisitions of Targeted Lending Co., LLC, Reiser Consulting Group, Inc., Wyndham Benefits, LLC, and CAONY, Inc., including our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	our ability to maintain our reputation;
●	our ability to prevent or mitigate fraudulent activity;
●	fluctuations or adverse changes in the stock market, which may have a significant adverse effect on transaction fees, client activity and client investment portfolio gains and losses related to our wealth management business;

●	certain events in the recent past involving the failure of financial institutions which have adversely affected market sentiment toward regional banks, which may result in decreased deposits and increased regulatory costs that could adversely affect our liquidity, our business, and the market price of our common stock;
●	a breach in security of our information systems, including the occurrence of a cyber incident or a deficiency in cyber security;
●	political instability or civil unrest, acts of war or terrorism or pandemics;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees;
●	our ability to evaluate the amount and timing of recognition of future tax assets and liabilities;
●	our compensation expense associated with equity benefits allocated or awarded to our employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Non-Interest Expense. Our non-interest expense consist of salaries and employee benefits, net occupancy and equipment, data processing, advertising and marketing, insurance premiums, federal deposit insurance premiums, professional fees, litigation-related expense and other general and administrative expenses.

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

Other general and administrative expenses include expenses for office supplies, postage, telephone, and other miscellaneous operating expenses.

Income Tax Expense. Our income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realize.

Recent Developments

Resolution of Pending Litigation:

In October 2026, the Company and its subsidiary, the Bank, reached agreements in principle with Southwestern, Granite Solutions and NatPay to resolve all claims asserted by Southwestern, Granite Solutions and NatPay against the Company and the Bank in the litigation pending in the United States District Court for the Northern District of New York. This litigation has been previously disclosed in the Company’s filings with the SEC. The resolutions remain subject to the execution of definitive settlement agreements and the filing of stipulations of dismissal of the actions in their entirety with prejudice.

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

Targeted Lending, as a subsidiary of the Bank operates as the newly formed Specialty Financing division, expanding our commercial lending capabilities and extending our reach into nationwide equipment finance markets. Targeted Lending through its originator-centric equipment finance platform provides financing solutions for essential, income-producing equipment, offering loans to small and mid-sized businesses across diverse industries.

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

Management of the Company considers the accounting policy relating to the allowance for credit losses to be a critical accounting estimate given the uncertainty in evaluating the level of the allowance required to cover management’s estimate of all expected credit losses over the expected contractual life of our loan portfolios. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain, including making significant estimates of current credit risks and trends using existing quantitative and qualitative information, and reasonable and supportable forecasts of future economic conditions, which may undergo frequent and material changes. Subsequent evaluations of the then-existing loan portfolios, in light of changes in economic conditions, new information regarding existing loans and other factors, may result in significant changes in the allowance for credit losses in those future periods. For example, changes to the FOMC’s forecasted civilian unemployment rate and year-over-year U.S. GDP growth could have a material impact on the model’s estimation of the allowance for credit losses on loans. An immediate increase of 100 basis points in the FOMC’s projected rate of civilian unemployment and a decrease of 100 basis points in the FOMC’s projected rate of U.S. GDP growth would increase the model’s total calculated allowance for credit losses on loans by $2.0 million, or 6.9%, as of September 30, 2026 assuming qualitative adjustments are kept at current levels. While management’s current evaluation of the allowance for credit losses indicates that the allowance is appropriate, the allowance may need to be increased under adversely different conditions or assumptions. Additionally, changes in those factors and inputs may not occur at the same rate and inputs may be directionally inconsistent, such that improvements in one factor may offset deterioration in others. Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility to our reported earnings.

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

	For the Three Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,904,383	$30,009	6.40%	$1,586,791	$23,860	6.10%
Securities	244,949	3,017	4.98%	315,624	3,792	4.85%
Interest-earning deposits, trading securities, and other	83,431	660	3.17%	53,804	635	4.77%
Total interest-earning assets	2,232,763	33,686	6.12%	1,956,219	28,287	5.86%
Non-interest-earning assets	168,833			137,022
Total assets	$2,401,596			$2,093,241

Interest-bearing liabilities:
Demand deposits	$134,683	$620	1.84%	$132,399	$703	2.12%
Savings deposits	250,748	94	0.15%	257,221	90	0.14%
Money market deposits	624,595	4,152	2.66%	605,637	4,422	2.93%
Certificates of deposit	476,233	4,517	3.82%	193,078	1,807	3.76%
Total interest-bearing deposits	1,486,259	9,383	2.53%	1,188,335	7,022	2.37%
Borrowings and other	87,973	689	3.14%	99,732	1,062	4.29%
Total interest-bearing liabilities	1,574,232	10,072	2.56%	1,288,067	8,084	2.51%
Non-interest-bearing deposits	466,335			461,863
Other non-interest-bearing liabilities	35,274			27,870
Total liabilities	2,075,841			1,777,800
Total shareholders' equity	325,755			315,441
Total liabilities and shareholders' equity	$2,401,596			$2,093,241
Net interest income		$23,614			$20,203
Net interest rate spread (1)			3.56%			3.35%
Net interest-earning assets (2)	$658,531			$668,152
Net interest margin (3)			4.26%			4.16%
Average interest-earning assets to interest-bearing liabilities	141.83%			151.87%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

	For the Nine Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/Cost	Outstanding		Yield/Cost
	Balance	Interest	(4)	Balance	Interest	(4)

	(Dollars in thousands)
Interest-earning assets:
Loans	$1,801,896	$82,240	6.15%	$1,523,785	$67,362	5.95%
Securities	247,827	9,001	4.89%	341,750	11,515	4.53%
Interest-earning deposits, trading securities, and other	96,600	2,688	3.74%	66,010	2,264	4.61%
Total interest-earning assets	2,146,323	93,929	5.89%	1,931,545	81,141	5.66%
Non-interest-earning assets	154,512			133,817
Total assets	$2,300,835			$2,065,362

Interest-bearing liabilities:
Demand deposits	$146,520	$1,857	1.70%	$137,445	$2,102	2.05%
Savings deposits	249,528	255	0.14%	259,842	260	0.13%
Money market deposits	652,033	13,199	2.72%	612,555	13,200	2.89%
Certificates of deposit	362,954	10,028	3.71%	170,619	4,722	3.72%
Total interest-bearing deposits	1,411,035	25,339	2.41%	1,180,461	20,284	2.30%
Borrowings and other	56,954	1,377	3.25%	63,296	1,963	4.17%
Total interest-bearing liabilities	1,467,989	26,716	2.44%	1,243,757	22,247	2.40%
Non-interest-bearing deposits	468,720			480,116
Other non-interest-bearing liabilities	39,069			28,643
Total liabilities	1,975,778			1,752,516
Total shareholders' equity	325,057			312,846
Total liabilities and shareholders' equity	$2,300,835			$2,065,362
Net interest income		$67,213			$58,894
Net interest rate spread (1)			3.45%			3.26%
Net interest-earning assets (2)	$678,334			$687,788
Net interest margin (3)			4.21%			4.10%
Average interest-earning assets to interest-bearing liabilities	146.21%			155.30%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	Annualized.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Loans	$4,937	$1,212	$6,149	$12,618	$2,260	$14,878
Securities	(872)	97	(775)	(3,844)	1,330	(2,514)
Interest-earning deposits, trading securities, and other	283	(258)	25	1,120	(696)	424
Total interest-earning assets	4,348	1,051	5,399	9,894	2,894	12,788

Interest-bearing liabilities:
Demand deposits	11	(94)	(83)	201	(446)	(245)
Savings deposits	(2)	6	4	(13)	8	(5)
Money market deposits	137	(407)	(270)	1,108	(1,109)	(1)
Certificates of deposit	2,685	25	2,710	5,320	(14)	5,306
Total interest-bearing deposits	2,831	(470)	2,361	6,616	(1,561)	5,055
Borrowings and other	(114)	(259)	(373)	(183)	(403)	(586)
Total interest-bearing liabilities	2,717	(729)	1,988	6,433	(1,964)	4,469
Change in net interest income	$1,631	$1,780	$3,411	$3,461	$4,858	$8,319

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets of $2.60 billion at September 30, 2026 increased $448.1 million, or 20.8%, from $2.15 billion at December 31, 2025. The increase was due primarily to an increase of $290.3 million, or 17.6%, in net loans receivable and an increase of $102.2 million, or 76.4%, in cash and cash equivalents, and an increase of $19.8 million, or 100%, in trading securities.

Cash and Cash Equivalents. Total cash and cash equivalents of $235.9 million at September 30, 2026 increased $102.2 million, or 76.4%, from $133.7 million at December 31, 2025.

Securities Available for Sale. Total securities available for sale of $215.3 million at September 30, 2026 decreased $5.1 million, or 2.3%, from $220.4 million at December 31, 2025. The decrease was primarily due to maturities, paydowns and calls of $54.6 million and a decrease in market value of securities of $9.5 million, offset in part by purchases of $60.6 million of securities during the nine months ended September 30, 2026.

Securities Held to Maturity. Total securities held to maturity of $45.8 million at September 30, 2026 increased $4.3 million, or 10.3%, from $41.5 million at December 31, 2025. The increase was primarily due to purchases of $7.6 million, offset in part by maturities and paydowns of $3.3 million during the nine months ended September 30, 2026.

Trading Securities. Total trading securities was $19.8 million at September 30, 2026 compared to none at December 31, 2025. The increase in trading securities was a result of the commencement of operations of our broker-dealer subsidiary, Pioneer Capital Markets, Inc. in January 2026.

Net Loans Receivable. Net loans receivable of $1.94 billion at September 30, 2026 increased $290.3 million, or 17.6%, from $1.65 billion at December 31, 2025. The increase in net loans receivable was primarily a result of growth in the commercial and industrial loan portfolio which increased by $161.8 million, or 129.5%, to $286.7 million at September  30, 2026 from $124.9 million at December 31, 2025.  The commercial construction loan portfolio increased by $59.9 million, or 35.3%, to $229.6 million at September 30, 2026 from $169.7 million at December 31, 2025, the residential mortgage loan portfolio increased by $57.0 million, or 7.2%, to $850.7 million at September 30, 2026 from $793.7 million at December 31, 2025 and the commercial real estate loan portfolio increased by $11.4 million, or 2.4%, to $477.8 million at September 30, 2026 from $466.4 million at December 31, 2025.

The increase in commercial and industrial loans was primarily due to the acquisition of Targeted Lending during the three months ended June 30, 2026. The increase in commercial construction loans was due to funding of increased construction commitments. The increase in residential mortgage loans was primarily related to the Bank’s relationship with a third-party mortgage banking company which facilitated an increase in residential mortgage loan volume, despite the higher interest rate environment. The increase in commercial real estate loans was due to loan funding outpacing loan payoffs.

The following table presents our commercial real estate loan portfolio by industry sector at September 30, 2026.

	At September 30, 2026
	Amount	Percent

	(Dollars in thousands)
Commercial real estate loans:
Multi-family	$137,712	28.8%
Owner-occupied real estate:
Office	26,411	5.5%
Retail	20,884	4.4%
Warehouse	16,740	3.5%
Mixed use	11,166	2.3%
Accommodation and food service	7,085	1.5%
Other real estate	9,226	1.9%
Total owner-occupied real estate	91,512	19.1%
Non-owner occupied real estate:
Retail	74,160	15.6%
Accommodation and food service	44,708	9.4%
Office	41,106	8.6%
Warehouse	39,089	8.2%
Mixed use	34,525	7.2%
Other real estate	14,978	3.1%
Total non-owner occupied real estate	248,566	52.1%
Total commercial real estate loans	$477,790	100.0%

Our commercial real estate loans are secured primarily by multi-family properties, office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area.

Deposits. Deposits of $2.13 billion at September 30, 2026 increased $391.7 million, or 22.5%, from $1.74 billion at December 31, 2025. By deposit category, certificates of deposit increased by $240.5 million, or 89.3%, to $510.0 million at September 30, 2026 from $269.5 million at December 31, 2025 (included in certificates of deposit were brokered deposits which increased by $208.7 million to $318.9 million at September 30, 2026 from $110.2 million at December 31, 2025), non-interest bearing demand accounts increased by $80.3 million, or 17.6%, to $536.4 million at September 30, 2026 from $456.1 million at December 31, 2025, and money market accounts increased by $65.8 million, or 10.4%, to $699.3 million at September 30, 2026 from $633.5 million at December 31, 2025.

The increase in certificates of deposit was primarily due to an increase in brokered deposits, and by a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The increase in non-interest bearing demand accounts was primarily related to growth in municipal deposits due to seasonality. The increase in money market accounts was primarily due to a migration of funds from non-interest bearing demand, savings and other lower rate interest-bearing accounts. The increase in brokered deposits was primarily to fund loan growth and the acquisition of Targeted Lending.

The following table sets forth the distribution of total deposits by depositor type as of the dates indicated.

	At September 30, 2026		At December 31, 2025
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Retail deposits	$1,128,414	52.9%	$937,872	53.9%
Business deposits	348,568	16.4%	349,394	20.1%
Municipal deposits	653,847	30.7%	451,912	26.0%
Total	$2,130,829	100.0%	$1,739,178	100.0%

Uninsured deposits represent the portion of deposit accounts that exceed FDIC insurance limits. The Company calculates its uninsured deposit balances based on the same methodologies and assumptions used for regulatory reporting requirements, which includes collateralized deposits.

The following table estimates uninsured deposits after certain exclusions:

	At September 30, 2026	At December 31, 2025

	(In thousands)
Uninsured deposits, per regulatory requirements	$907,477	$771,944
Less: Affiliate deposits	27,838	30,759
Collateralized deposits	653,847	451,911
Uninsured deposits, after exclusions	$225,792	$289,274

Uninsured deposits after exclusions represented 10.6% and 16.6% of total deposits as of September 30, 2026 and December 31, 2025, respectively. The Company believes that this presentation of uninsured deposits provides a more accurate view of deposits at risk as affiliate deposits are not customer facing and therefore are eliminated upon consolidation, and collateralized deposits are fully secured by investments and municipal letters of credit.

Borrowings from Federal Home Loan Bank of New York (“FHLBNY”). There were $75.0 million borrowings from FHLBNY at September 30, 2026, compared to $50.0 million at December 31, 2025.

Total Shareholders’ Equity. Shareholders’ equity of $323.3 million at September 30, 2026 decreased $566,000, or 0.2%, from $323.9 million at December 31, 2025 primarily as a result of a decrease in accumulated other comprehensive income of $7.7 million and by the repurchase of common stock of $3.6 million, offset in part by net income of $8.9 million.

Comparison of Operating Results for the Three Months Ended September 30, 2026 and September 30, 2025

General.  Net income decreased by $4.2 million to $85,000 for the three months ended September 30, 2026 as compared to $4.3 million for the three months ended September 30, 2025. The decrease was primarily due to an increase in non-interest expense of $10.1 million, partially offset by an increase in net interest income of $3.4 million, an increase in non-interest income of $1.7 million, and a decrease in income tax expense of $1.3 million.

Interest and Dividend Income.  Interest and dividend income increased $5.4 million, or 19.1%, to $33.7 million for the three months ended September 30, 2026, from $28.3 million for the three months ended September 30, 2025. The increase was the result of a 26 basis points increase in the average yield on interest-earning assets to 6.12% for the three months ended September 30, 2026, from 5.86% for the three months ended September 30, 2025. The increase in the average yield on interest-earning assets was driven by market-related increases in interest rates on new loans and on investment securities and loans acquired from the Targeted Lending acquisition. Average interest-earning assets increased by $276.5 million from $1.96 billion for the three months ended September 30, 2025 to $2.23 billion for the three months ended September 30, 2026 primarily due to the increase in the average balance of loans.

Interest income on loans increased $6.1 million, or 25.8%, to $30.0 million for the three months ended September 30, 2026 from $23.9 million for the three months ended September 30, 2025. Interest income on loans increased due to a

$317.6 million increase in the average balance of loans to $1.90 billion for the three months ended September 30, 2026 from $1.59 billion for the three months ended September 30, 2025 and a 30 basis points increase in the average yield on loans to 6.40% for the three months ended September 30, 2026 from 6.10% for the three months ended September 30, 2025. The increase in the average balance of loans was primarily due to the acquisition of Targeted Lending during the three months ended June 30, 2026 and by purchases of residential mortgage loans and increased originations of commercial construction loans. The increase in average yield on loans was primarily due to market-related increases in interest rates on new loans and the acquisition of Targeted Lending’s higher yielding loans.

Interest income on securities decreased $775,000, or 20.4%, to $3.0 million for the three months ended September 30, 2026 from $3.8 million for the three months ended September 30, 2025. Interest income on securities decreased due to a $70.6 million decrease in the average balance of securities to $245.0 million for the three months ended September 30, 2026 from $315.6 million for the three months ended September 30, 2025, partially offset by a 13 basis points increase in the average yield on securities to 4.98% for the three months ended September 30, 2026 from 4.85% for the three months ended September 30, 2025. The decrease in the average balance of securities was due to maturities of U.S. government and agency and municipal obligation securities, the timing of purchases and changes to unrealized losses during the three months ended September 30, 2026 reflecting the increase in interest rates. The increase in the average yield of securities was primarily due to the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks, trading securities, and other increased $25,000 to $660,000 for the three months ended September 30, 2026 from $635,000 for the three months ended September 30, 2025. Interest income on interest-earning deposits with banks, trading securities, and other increased due to a $29.6 million increase in the average balances to $83.4 million for the three months ended September 30, 2026 from $53.8 million for the three months ended September 30, 2025, primarily due to an increase in the average balance of trading securities and interest-earning deposits with banks, partially offset by an 160 basis points decrease in the average yield to 3.17% for the three months ended September 30, 2026 from 4.77% for the three months ended September 30, 2025.

Interest Expense.  Interest expense increased $2.0 million, or 24.6%, to $10.1 million for the three months ended September 30, 2026 from $8.1 million for the three months ended September 30, 2025, primarily as a result of an increase in interest expense on deposits. The increase was primarily due to a five basis points increase in the average cost of interest-bearing liabilities to 2.56% for the three months ended September 30, 2026 from 2.51% for the three months ended September 30, 2025, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $2.4 million, or 33.6%, to $9.4 million for the three months ended September 30, 2026 from $7.0 million for the three months ended September 30, 2025. Interest expense on interest-bearing deposits increased primarily due to a 16 basis points increase in the average cost of interest-bearing deposits to 2.53% for the three months ended September 30, 2026 from 2.37% for the three months ended September 30, 2025 and an increase in average interest-bearing deposits of $297.9 million to $1.49 billion for the three months ended September 30, 2026 from $1.19 billion for the three months ended September 30, 2025. The increase in the average cost of interest-bearing deposits was primarily due to a shift in the mix of deposits towards higher cost interest-bearing deposit accounts. The increase in the average balance of interest-bearing deposits was primarily due to higher average money market and certificates of deposit balances. The increase in certificates of deposit balances was the result of an increase in brokered deposits to fund loan growth and the acquisition of Targeted Lending.

Interest expense on borrowings and other liabilities decreased $373,000 to $689,000 for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025 due primarily to a decrease in average cost of borrowings and other liabilities of 115 basis points to 3.14% for the three months ended September 30, 2026 from 4.29% for the three months ended September 30, 2025 and by a decrease in the average borrowings and other liabilities of $11.7 million to $88.0 million for the three months ended September 30, 2026 from $99.7 million for the three months ended September 30, 2025.

Net Interest Income.  Net interest income of $23.6 million for the three months ended September 30, 2026 increased $3.4 million, or 16.9%, compared to $20.2 million for the three months ended September 30, 2025 as net interest margin increased 10 basis points to 4.26% for the three months ended September 30, 2026 from 4.16% for the three months ended September 30, 2025, partially offset by a decrease in net interest-earning assets of $9.7 million to $658.5 million for the three months ended September 30, 2026 from $668.2 million for the three months ended September 30, 2025. Net interest rate spread increased 21 basis points to 3.56% for the three months ended September 30, 2026 from 3.35% for the three months ended September 30, 2025.

Provision for Credit Losses.  The provision for credit losses was $1.3 million for the three months ended September 30, 2026, as compared to a provision for credit losses of $785,000 for the three months ended September 30, 2025. The increase in the provision for credit losses for the three months ended September 30, 2026 was primarily due to growth in the loan portfolio and an increase in net charge-offs, offset in part by improvement in the loan portfolio credit quality.

Non-Interest Income.  Non-interest income increased $1.7 million, or 44.3%, to $5.5 million for the three months ended September 30, 2026 as compared to $3.8 million for the three months ended September 30, 2025. The increase in noninterest income for the three months ended September 30, 2026 was primarily due to an increase in insurance and wealth management services income, an increase in bank fees and service charges, and an increase in net gain on sale of loans, offset in part by a decrease in other noninterest income. The increase in insurance and wealth management services income was as a result of organic growth related to our wealth management services and the acquisition of Brown Financial Management Group during the three months ended December 31, 2025. The increase in bank fees and service charges and net gain on sale of loans was a result of the acquisition of Targeted Lending during the three months ended June 30, 2026. The decrease in other noninterest income was primarily due to a net loss recognized on trading securities during the three months ended September 30, 2026.

Non-Interest Expense.  Non-interest expense increased $10.1 million, or 57.4%, to $27.7 million for the three months ended September 30, 2026 as compared to $17.6 million for the three months ended September 30, 2025. The increase in noninterest expense for the three months ended September 30, 2026 was primarily due to an increase in professional fees, an increase in litigation-related expense, and an increase in salaries and employee benefits. The increase in professional fees for the three months ended September 30, 2026 was primarily due to higher legal fees and expenses. Litigation-related expense increased for the three months ended September 30, 2026 related to the resolution of pending litigation (see Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” for details). Salaries and employee benefits increased for the three months ended September 30, 2026 primarily due to compensation expense from annual merit increases and an increase in the number of employees from acquisitions completed during the nine months ended September 30, 2026.

Income Tax Expense. Income tax benefit was $18,000 for the three months ended September 30, 2026, a decrease of $1.3 million, compared to income tax expense of $1.3 million for the three months ended September 30, 2025. The decrease in income tax expense was primarily due to a decrease in income before income taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and September 30, 2025

General.  Net income decreased by $7.6 million to $8.9 million for the nine months ended September 30, 2026 as compared to $16.5 million for the nine months ended September 30, 2025. The decrease was primarily due to an increase in non-interest expense of $21.1 million, partially offset by an increase in net interest income of $8.3 million, an increase in non-interest income of $2.5 million, and a decrease in income tax expense of $2.9 million.

Interest and Dividend Income.  Interest and dividend income increased $12.8 million, or 15.8%, to $93.9 million for the nine months ended September 30, 2026, from $81.1 million for the nine months ended September 30, 2025. The increase was the result of a 23 basis points increase in the average yield on interest-earning assets to 5.89% for the nine months ended September 30, 2026, from 5.66% for the nine months ended September 30, 2025. The increase in the average yield on interest-earning assets was driven by market-related increases in interest rates on new loans and on investment securities and loans acquired from the Targeted Lending acquisition. Average interest-earning assets increased by $214.8 million from $1.93 billion for the nine months ended September 30, 2025 to $2.15 billion for the nine months ended September 30, 2026 primarily due to the increase in the average balance of loans.

Interest income on loans increased $14.8 million, or 22.1%, to $82.2 million for the nine months ended September 30, 2026 from $67.4 million for the nine months ended September 30, 2025. Interest income on loans increased due to a $278.1 million increase in the average balance of loans to $1.80 billion for the nine months ended September 30, 2026 from $1.52 billion for the nine months ended September 30, 2025 and a 20 basis points increase in the average yield on loans to 6.15% for the nine months ended September 30, 2026 from 5.95% for the nine months ended September 30, 2025. The increase in the average balance of loans was primarily due to the acquisition of Targeted Lending during the nine months ended September 30, 2026 and by purchases of residential mortgage loans and increased originations of commercial construction loans. The increase in average yield on loans was primarily due to market related increases in interest rates on new loans and the acquisition of Targeted Lending’s higher yielding loans.

Interest income on securities decreased $2.5 million, or 21.8%, to $9.0 million for the nine months ended September 30, 2026 from $11.5 million for the nine months ended September 30, 2025. Interest income on securities decreased due to a $94.0 million decrease in the average balance of securities to $247.8 million for the nine months ended September 30, 2026 from $341.8 million for the nine months ended September 30, 2025, partially offset by a 36 basis points increase in the average yield on securities to 4.89% for the nine months ended September 30, 2026 from 4.53% for the nine months ended September 30, 2025. The decrease in the average balance of securities was due to maturities of U.S. government and agency and municipal obligation securities, the timing of purchases and changes to unrealized losses during the nine months ended September 30, 2026 reflecting the increase in interest rates. The increase in the average yield of securities was primarily due to the higher market interest rates for new securities that were purchased replacing maturities of lower yielding securities.

Interest income on interest-earning deposits with banks, trading securities, and other increased $424,000 to $2.7 million for the nine months ended September 30, 2026 from $2.3 million for the nine months ended September 30, 2025. Interest income on interest-earning deposits with banks, trading securities, and other increased due to a $30.6 million increase in the average balances to $96.6 million for the nine months ended September 30, 2026 from $66.0 million for the nine months ended September 30, 2025, primarily due to an increase in the average balance of trading securities and interest-earning deposits with banks, partially offset by a 87 basis points decrease in the average yield to 3.74% for the nine months ended September 30, 2026 from 4.61% for the nine months ended September 30, 2025 primarily due to changes in market interest rates.

Interest Expense.  Interest expense increased $4.5 million, or 20.1%, to $26.7 million for the nine months ended September 30, 2026 from $22.2 million for the nine months ended September 30, 2025, primarily as a result of an increase in interest expense on deposits. The increase was primarily due to a four basis points increase in the average cost of interest-bearing liabilities to 2.44% for the nine months ended September 30, 2026 from 2.40% for the nine months ended September 30, 2025, as well as a shift in the mix of interest-bearing liabilities to higher interest rate liability accounts.

Interest expense on interest-bearing deposits increased $5.0 million, or 24.9%, to $25.3 million for the nine months ended September 30, 2026 from $20.3 million for the nine months ended September 30, 2025. Interest expense on interest-bearing deposits increased primarily due to an 11 basis points increase in the average cost of interest-bearing deposits to 2.41% for the nine months ended September 30, 2026 from 2.30% for the nine months ended September 30, 2025, and an increase in average interest-bearing deposits of $230.6 million to $1.41 billion for the nine months ended September 30, 2026 from $1.18 billion for the nine months ended September 30, 2025. The increase in the average cost of interest-bearing deposits was primarily due to a shift in the mix of deposits towards higher cost interest-bearing deposit accounts. The increase in the average balance of interest-bearing deposits was primarily due to higher average money market and certificates of deposit balances. The increase in certificates of deposit balances was the result of an increase in brokered deposits to fund loan growth and the acquisition of Targeted Lending.

Interest expense on borrowings and other liabilities decreased $586,000 to $1.4 million for the nine months ended September 30, 2026 from $2.0 million for the nine months ended September 30, 2025 due primarily to a decrease in average cost of borrowings and other liabilities of 92 basis points to 3.25% for the nine months ended September 30, 2026 from 4.17% for the nine months ended September 30, 2025 and by a decrease in the average borrowings and other liabilities of $6.3 million to $57.0 million for the nine months ended September 30, 2026 from $63.3 million for the nine months ended September 30, 2025.

Net Interest Income.  Net interest income of $67.2 million for the nine months ended September 30, 2026 increased $8.3 million, or 14.1%, compared to $58.9 million for the nine months ended September 30, 2025 as net interest margin increased 11 basis points to 4.21% for the nine months ended September 30, 2026 from 4.10% for the nine months ended September 30, 2025, partially offset by a decrease in net interest-earning assets of $9.5 million to $678.3 million for the nine months ended September 30, 2026 from $687.8 million for the nine months ended September 30, 2025. Net interest rate spread increased 19 basis points to 3.45% for the nine months ended September 30, 2026 from 3.26% for the nine months ended September 30, 2025.

Provision for Credit Losses.  The provision for credit losses was $3.5 million for the nine months ended September 30, 2026, as compared to a provision for credit losses of $3.1 million for the nine months ended September 30, 2025. The increase in the provision for credit losses for the nine months ended September 30, 2026 was primarily due to growth in the loan portfolio and an increase in net charge-offs, offset in part by improvement in the loan portfolio credit quality.

Non-Interest Income.  Non-interest income increased $2.5 million, or 20.1%, to $14.8 million for the nine months ended September 30, 2026 as compared to $12.3 million for the nine months ended September 30, 2025. The increase in noninterest income for the nine months ended September 30, 2026 was primarily due to an increase in insurance and wealth management services income, an increase in bank fees and service charges, and an increase in net gain on sale of loans, offset in part by a decrease in other noninterest income. The increase in insurance and wealth management services income was as a result of organic growth related to our wealth management services and the acquisition of Brown Financial Management Group during the three months ended December 31, 2025. The increase in bank fees and service charges and net gain on sale of loans was a result of the acquisition of Targeted Lending during the three months ended June 30, 2026. The decrease in other noninterest income was primarily due to a net loss recognized on trading securities during the nine months ended September 30, 2026 and due to $550,000 of bank-owned life insurance income as a result of a death benefit recognized during the nine months ended September 30, 2025.

Non-Interest Expense.  Non-interest expense increased $21.1 million, or 44.9%, to $68.0 million for the nine months ended September 30, 2026 as compared to $46.9 million for the nine months ended September 30, 2025. The increase in noninterest expense for the nine months ended September 30, 2026 was primarily due to an increase in professional fees, an increase in litigation-related expense, and an increase in salaries and employee benefits. The increase in professional fees for the nine months ended September 30, 2026 was primarily due to higher legal fees and expenses and partially related to the expenses incurred in connection with the completion of our recent acquisitions described above during the nine months ended September 30, 2026. Litigation-related expense increased for the nine months ended September 30, 2026 related to the resolution of pending litigation (see Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” for details). Salaries and employee benefits increased for the nine months ended September 30, 2026 primarily due to compensation expense from annual merit increases and an increase in the number of employees from acquisitions completed during the nine months ended September 30, 2026.

Income Tax Expense. Income tax expense decreased $2.9 million to $1.7 million for the nine months ended September 30, 2026 as compared to $4.6 million for the nine months ended September 30, 2025. Our effective tax rate was 16.1% for the nine months ended September 30, 2026 compared to 21.8% for the nine months ended September 30, 2025. The decrease in the effective tax rate for the nine months ended September 30, 2026 was primarily due to a discrete tax item related to a reversal of an accrued liability for a previously non-deductible expense, offset in part by an increase in non-deductible expenses.

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
	2026	2025

	(Dollars in thousands)
Non-accrual loans:
Commercial real estate	$1,690	$6,074
Commercial and industrial	1,428	3
Commercial construction	—	—
Residential mortgages	6,387	3,860
Home equity loans and lines of credit	1,092	1,307
Consumer	4	—
Total non-accrual loans	10,601	11,244

Accruing loans past due 90 days or more:
Commercial real estate	—	6
Commercial and industrial	—	—
Commercial construction	—	—
Residential mortgages	—	—
Home equity loans and lines of credit	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	—	6

Real estate owned	—	—
Repossessed assets	249	—

Total non-performing assets	$10,850	$11,250

Total non-performing loans to total loans	0.54%	0.67%
Total non-performing assets to total assets	0.42%	0.52%

Non-accrual loans decreased $643,000 to $10.6 million at September 30, 2026 from $11.2 million at December 31, 2025 primarily due to paydowns of $2.7 million on a commercial real estate loan relationship secured by multiple office, warehouse and industrial properties, the payoff of a $820,000 commercial real estate loan and the paydown and partial charge-off of a $844,000 commercial real estate loan that was secured by manufactured housing parks during the nine months ended September 30, 2026. The decrease in non-accrual loans was partially offset by an increase in commercial and industrial non-accrual equipment loans as a result of the Targeted Lending acquisition and an increase in non-accrual residential mortgages.

At September 30, 2026, repossessed assets consisted of repossessed business equipment recorded at the lower of carrying amount or fair market value less estimated cost to sell.

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

The following table sets forth our amounts of all classified loans and loans designated as special mention as of September 30, 2026 and December 31, 2025.

	September 30,	December 31,
	2026	2025

	(In thousands)
Classification of Loans:
Substandard	$17,198	$26,068
Doubtful	—	919
Loss	—	—
Total Classified Loans	$17,198	$26,987
Special Mention	$5,963	$7,404

Total substandard loans decreased $8.9 million to $17.2 million at September 30, 2026 from $26.1 million at December 31, 2025 primarily due to the migration from the substandard category to the pass category of a $6.4 million commercial real estate loan as a result of being refinanced to a new ownership group, and due to paydowns of $2.7 million on a commercial real estate loan relationship secured by multiple office, warehouse and industrial properties during the nine months ended September 30, 2026.

Total special mention loans decreased by $1.4 million to $6.0 million at September 30, 2026 from $7.4 million at December 31, 2025 primarily due to the migration from the special mention category to the pass category of a $4.9 million commercial real estate loan secured by senior housing property, offset in part by the migration from the pass category to the special mention category of a $4.9 million relationship secured by a mixed use commercial property.

Total doubtful loans decreased by $919,000 to none at September 30, 2026 from $919,000 at December 31, 2025 primarily due to the paydown and partial charge-off of an $844,000 commercial real estate loan that was secured by manufactured housing parks.

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

The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	At or for the
	Nine Months Ended September 30,
	2026	2025

	(Dollars in thousands)
Allowance at beginning of period	$25,305	$21,754

Allowance for credit losses on purchased seasoned loans	2,172	—
Allowance for credit losses on purchased credit deteriorated loans	402	—

Provision for credit losses	3,070	2,935

Charge offs:
Commercial real estate	232	69
Commercial and industrial	2,583	27
Commercial construction	—	—
Residential mortgages	16	4
Home equity loans and lines of credit	—	23
Consumer	83	65
Total charge-offs	2,914	188

Recoveries:
Commercial real estate	13	—
Commercial and industrial	222	24
Commercial construction	—	—
Residential mortgages	7	45
Home equity loans and lines of credit	—	—
Consumer	37	30
Total recoveries	279	99

Net charge-offs	2,635	89

Allowance at end of period	$28,314	$24,600

Allowance to non-performing loans	267.09%	216.05%
Allowance to total loans outstanding at the end of the period	1.44%	1.50%
Net charge-offs (recoveries) to average loans outstanding during the period (1)
Commercial real estate	0.06%	0.02%
Commercial and industrial	2.21%	—%
Commercial construction	—%	—%
Residential mortgages	—%	(0.01)%
Home equity loans and lines of credit	—%	0.03%
Consumer	0.27%	0.21%
Total	0.20%	0.01%
(1)	Annualized.

The increase in net charge-offs for the nine months ended September 30, 2026 was primarily the result of an increase in commercial and industrial loan net charge-offs due to an $854,000 charge-off related to one commercial borrower, as well as net charge-offs on equipment financing loans. The increase in commercial real estate net charge-offs was due to a $232,000 charge-off on a previously non-accrual loan that was secured by manufactured housing parks.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from calls, maturities and sales of securities. We also have the ability to borrow from the FHLBNY. At September 30, 2026, we had the ability to borrow up to $655.7 million from the FHLBNY, of which $75.0 million was utilized for borrowings and $439.0 million was utilized as collateral for letters of credit issued to secure municipal deposits. At September 30, 2026, we also had a $20.0 million unsecured line of credit with a correspondent bank with no outstanding balance, as well as the ability to borrow from the Federal Reserve Bank of New York through the discount window lending program, and access to the reciprocal and brokered deposit markets.

We cannot accurately predict what the impact of the events described in the “Legal Proceedings” section may have on our liquidity and capital resources. For example, costs associated with prosecuting, litigating or settling any litigation, satisfying any adverse judgments, if any, could be significant. We continue to monitor these matters for further developments that could affect the amount of the accrued liability that has been established. See “Part II, Item 1 – Legal Proceedings” and “Part I, Item 1 – Consolidated Financial Statements – Note 9 – Commitments and Contingent Liabilities – Legal Proceedings and Other Contingent Liabilities” elsewhere in this report for more information. For those matters for which a loss is reasonably possible and estimable, whether in excess of an accrued liability or where there is no accrued liability, the Company’s estimated range of possible loss in excess of the accrued liability, if any, as of September 30, 2026 was not material. These estimates are based upon currently available information and are subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the accrued liability and estimated range of possible losses are unpredictable and may change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Company’s maximum loss exposure. These legal, regulatory, governmental and other proceedings, claims or investigations, costs, settlements, judgments, sanctions or other expenses could have a material adverse effect on our business, prospects, financial condition, results of operations or cash flows or cause significant reputational harm and subject us to civil litigation, significant fines, damage awards or other material regulatory consequences.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2026.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any period. At September 30, 2026, cash and cash equivalents totaled $235.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $215.3 million at September 30, 2026.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit due within one year of September 30, 2026 totaled $505.8 million, or 23.7%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and FHLBNY advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pay. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Resources. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency (the “OCC”). At September 30, 2026, we exceeded all applicable regulatory capital requirements, and were considered “well capitalized” under regulatory guidelines.

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

The federal banking agencies, including the OCC, issued a rule pursuant to The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Regulatory Relief Act”) to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) of 9% that qualifying institutions may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. If an election to use the community bank leverage ratio capital framework is made, a qualifying bank with less than $10 billion in assets with capital exceeding the specified community bank leverage ratio is considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” Effective July 1, 2026, the OCC revised the minimum capital for the community bank leverage ratio to 8.00%. As of September 30, 2026, the Bank had not elected to be subject to the alternative community bank leverage ratio framework.

As of September 30, 2026, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OCC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank’s capital classification.

The actual capital amounts and ratios for the Bank are presented in the following tables (dollars in thousands):

							To be Well
					For Capital		Capitalized Under
			For Capital		Adequacy Purposes		Prompt
	Actual		Adequacy Purposes		with Capital Buffer		Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Pioneer Bank, National Association:
As of September 30, 2026

Tier 1 (leverage) capital	$222,719	9.59%	$92,852	4.00%	N/A	N/A	$116,066	5.00%
Risk-based capital
Common Tier 1	$222,719	12.66%	$79,149	4.50%	$123,120	7.00%	$114,326	6.50%
Tier 1	$222,719	12.66%	$105,532	6.00%	$149,503	8.50%	$140,709	8.00%
Total	$244,818	13.92%	$140,709	8.00%	$184,681	10.50%	$175,886	10.00%

As of December 31, 2025

Tier 1 (leverage) capital	$240,647	11.53%	$83,492	4.00%	N/A	N/A	$104,365	5.00%
Risk-based capital
Common Tier 1	$240,647	16.30%	$66,441	4.50%	$103,353	7.00%	$95,970	6.50%
Tier 1	$240,647	16.30%	$88,588	6.00%	$125,500	8.50%	$118,117	8.00%
Total	$259,218	17.56%	$118,117	8.00%	$155,029	10.50%	$147,647	10.00%

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

At September 30, 2026, we had $364.5 million of commitments to originate or purchase loans, comprised of $226.9 million of commitments under commercial loans and lines of credit (including $100.1 million of unadvanced portions of commercial construction loans), $81.8 million of commitments under home equity loans and lines of credit, $49.0 million of commitments to purchase residential mortgage loans and $6.8 million of unfunded commitments under consumer lines of credit. In addition, at September 30, 2026, we had $22.4 million in standby letters of credit outstanding.

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

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2026, the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must necessarily reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the nine months ended September 30, 2026.

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2026:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased
	of Shares	Paid Per	Plans or	Under Plans or
Period	Purchased (1)	Share	Programs	Programs (2)
July 1 though July 31, 2026	-	$-	-	1,022,418
August 1 through August 31, 2026	413	17.19	-	1,022,418
September 1 through September 30, 2026	-	-	-	1,022,418
Total	413	$17.19	-	1,022,418

(1)	413 shares purchased represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals upon vesting.
(2)	On December 17, 2025, the Company announced the adoption of its second stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 1,254,027 shares, or approximately 5% of its then outstanding shares. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6 – Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101

The following materials from Pioneer Bancorp, Inc. Form 10-Q for the three and nine months ended September 30, 2026, formatted in Extensible Business Reporting Language (Inline XBRL): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes.

104	Cover Page Interactive Data File (embedded in the cover page formatted in Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIONEER BANCORP, INC.

(registrant)

Mar
November 6, 2026	/s/ Thomas L. Amell
Thomas L. Amell
President and Chief Executive Officer

November 6, 2026	/s/ Patrick J. Hughes
Patrick J. Hughes
Executive Vice President and Chief Financial Officer